Form 10KSB
period 1999-12-31
NEW JERSEY MINING CO
filed 2000-03-27
CIK 1030192

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

























(This space intentionally left blank.)

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE OF 1934

                 For the fiscal year ended December 31, 1999

                         NEW JERSEY MINING COMPANY
                         --------------------------
                (Name of small business issuer in its charter)

IDAHO                                                82-0490295
---------------------------            -----------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

    P.O. Box 1019
(Street: 89 Appleberg Road)
    Kellogg, Idaho                                              83837
-------------------------------------------                -----------
(Address of principal executive offices)                     (Zip Code)

(208)783-3331
---------------------------
Issuer's telephone number


Securities registered under Section 12(b) of the  Act: None


-------------------                     ------------------------------
Title of each class                 Name of each exchange on which registered


            Securities registered under Section 12(g) of the Act:

                      Common Stock- No Par Value
                       --------------------------
                            Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   XX   No
           ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX
           -----

State issuer's revenues for its most recent fiscal year. $ 24,036
                                                        ---------------

The aggregate market value of the registrant's voting common stock held by non-affiliates was $327,564 as of February 25, 2000 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. As of February 25, 2000, the number of shares of common stock outstanding was 11,510,190.

                          TABLE OF CONTENTS
                                                                        Page
Glossary of Significant Mining Terms                                       2

                                    PART I

Item 1.  Description of Business.                                          4
Item 2.  Description of Property.                                          6
Item 3.  Legal Proceedings.                                                9
Item 4.  Submission of Matters to a Vote of Security Holders.              9

                                   PART II

Item 5.  Market for Common Equity and And Related Stockholder Matters.     9
Item 6.  Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                    10
Item 7.  Financial Statements.                                            11
Item 8.  Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.                                                     17

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act.                        17
Item 10. Executive Compensation.                                          19
Item 11. Security Ownership of Certain Beneficial Owners.                 19
Item 12. Certain Relationships and Related Transactions.                  21
Item 13. Exhibits and Reports on Form 8-K.                                21


                                  GLOSSARY

Ag- Silver.

Au- Gold.

Alluvial- Adjectivally used to identify minerals deposited over time by moving water.

Argillites- Metamorphic rock containing clay minerals

Arsenopyrite- An iron-arsenic sulfide. Common constituent of gold mineralization.

Bedrock- Solid rock underlying overburden.

CIL- A standard gold recovery process involving the leaching with cyanide in agitated tanks with activated carbon. CIL means "carbon-in-leach."

Crosscut- A nominally horizontal tunnel, generally driven at right angles to the strike of a vein.

Deposit- A mineral deposit is a mineralized body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s)of metal(s)to warrant further exploration or development activities.

Development Stage- As defined by the SEC- includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage.

Drift- A horizontal mine opening driven on the vein. Driving is a term used to describe the excavation of a tunnel.

Exploration Stage- As defined by the SEC- includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Fault- A fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

Galena- A lead sulfide mineral. The most important lead mineral in the Coeur d'Alene Mining District.

Grade- A term used to assign the concentration of metals per unit weight of ore. An example - ounces of gold per ton of ore (opt). One ounce per ton is 34.28 parts per million.

Mineralization-The presence of minerals in a specific area or geologic formation.

Ore- A mineral or aggregate of minerals which can be mined and treated at a profit. A large quantity of ore which is surrounded by non-ore ore sub-ore material is called an orebody.

Production Stage- As defined by the SEC - includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Pyrite- An iron sulfide.  A common mineral associated with gold mineralization.

Quartz- Crystalline silica (SiO2). An important rock-forming and gangue material in gold veins.

Quartzites- Metamorphic rock containing quartz.

Raise- An opening driven upward generally on the vein.

Reserves- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are subcategorized as either proven (measured) reserves, for which
(a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and geologic character is so well defined that size, shape, depth, and mineral content are well-established; or probable(indicated) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

Tetrahedrite- Sulfosalt mineral containing copper, antimony and silver.

Vein- A zone or body of mineralized rock lying within boundaries separating it from neighboring wallrock. A mineralized zone having a more or less regular development in length, width and depth to give it a tabular form and commonly inclined at a considerable angle to the horizontal.

Wallrock- Barren rock surrounding a vein.

                                    PART I

                                    ITEM 1.

                          DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

Form and Year of Organization

New Jersey Mining Company (the company) is a corporation organized under the laws of the State of Idaho on July 18, 1996. The Company was dormant until December 31,1996, when all of the assets and liabilities of the New Jersey Joint Venture ( a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The New Jersey Joint Venture, a partnership, was formed in 1994 to develop the New Jersey mine. The partnership consisted of Mine Systems Design, Inc. [75%], Plainview Mining Company [13%], Silver Trend Mining Company [10%], Mark C. Brackebusch [1%], and Mascot Silver-Lead Mines, Inc. [1%]. The New Jersey Joint Venture brought the New Jersey mine into production by building a 100 ton per day concentrator with a gravity circuit for gold recovery.

Any Bankruptcy, Receivership or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Any Material Classification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.

On March 12, 1998 New Jersey Mining Co. and Plainview Mining Co. consummated a merger with New Jersey Mining Co. being the surviving corporation. A majority of Plainview shareholders (59%) approved the merger at a Special Meeting of Shareholders held on January 27, 1998. The merger involved Plainview delivering all of its assets to New Jersey in exchange for stock with 2 shares of New Jersey Mining Co. common stock being exchanged for each share of Plainview Mining Co. common stock. The Articles of Merger were filed with the Idaho Secretary of State on March 27,1998. The Articles of Merger are incorporated as an Exhibit by reference.


BUSINESS OF THE COMPANY

General Description of the Business

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District of northern Idaho.
The Company has a portfolio of three mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the CAMP project and the Wisconsin-Teddy project.The New Jersey mine is the Company's development stage property while the other two properties are exploration stage properties. The New Jersey mine is located 3 miles east of Kellogg,Idaho. The Company's New Jersey mine property has an area of approximately 370 acres and includes a group of mineral leases. A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Both mineral leases carry a 5% Net Smelter royalty.

Effect of Existing or Probable Governmental Regulations on the Business

All operating plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. Plans of operation will be required before exploration or mining activities can be conducted on Federal land that is administered by the Bureau of Land Management. The Bunker Hill Superfund site is located about 1 mile west of the New Jersey mine. It is possible that Superfund status could be applied to the area around the New Jersey mine because of historic mining activities. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; howevever such evidence could be discovered. Historic mine tailings from upstream mining operations located near the New Jersey mill may have to be covered or removed if Superfund status is applied. The Bureau of Land Management is currently revising its regulations relative to exploration and mining operations, but the planned changes are not thought to have major effects on planned operations at the New Jersey mine.

Costs and  Effects of Compliance with Environmental Laws (Federal, State and
Local)

No major Federal permits [except EPA storm water permit which is a blanket state-wide permit] are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM), requires a Plan of Operation permit. For example, the Company recently received permission to drill an exploration hole on its unpatented Wisconsin claims after submitting a Plan of Operation to the BLM. Approval of the Plan of Operation took about 2 weeks. The Plan of Operation includes the details of the drill site reclamation, the location of the hole and other details.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine operations. When the mine is operating, MSHA performs a series of inspections to verify compliance with mine safety laws. The Company files reports with MSHA on a quarterly basis.

With respect to the New Jersey mine, two important State of Idaho permits are necessary to perform the mining and milling operation, both of which are in hand. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. An Idaho cyanidation permit was applied for, and the permit was granted October 10, 1995 [No. CN-000027] The Idaho Cyanidation Permit was obtained through a 1 year permitting effort, which is quite speedy compared to several other cases. The operation of the cyanidation mill did not prove to be controversial locally, probably due to the long mining history in the established Coeur d'Alene Mining District. The deposition of tailings using paste technology is a unique part of the permit. Tailings will be dewatered to a paste consistency using a high density thickener. Cyanide will be destroyed in the paste using bleach, and the tailings will be deposited on a sloped stack. Fred W. Brackebusch has received a U.S. patent (5,636,942) on this new tailings technology. Reclamation of the tailings stack will be done concurrently with mining. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the CIL plant and monthly sampling once operations commence. The current water monitoring program costs the company about $2,000 on an annual basis. The estimated annual cost for sampling after CIL operations begin is $25,000.

The surface mining reclamation plan was approved by the Idaho State Department of Lands in 1993.The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. A bond of $1,750 is held in a joint account to ensure that reclamation is completed.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is three including the President Fred Brackebusch, the Vice President Grant Brackebusch and the Secretary Tina Brackebusch. There are no full-time employees at this time.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it has delivered an annual report to shareholders in each of the past two years. The annual report delivered to shareholders in 1998 did contain audited financial statements while the recent 1999 annual report letter did not contain audited financial statements. It is expected in the future that the Company may deliver annual reports with audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000.

The public may read a copy of any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov)that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

                                    ITEM 2.

                           DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location

The New Jersey mine is located in the Gold Run Gulch area, comprising about 15 square miles in the Coeur d'Alene Mining District just east of Kellogg, Idaho. The mine is adjacent to Interstate 90 and is easily accessed by local roads through the entire year. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization. The controlled property, known as the New Jersey mine, has an area of approximately 370 acres and includes a group of mineral leases and property held by the Company.

Mineral Leases

A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from Gold Run Gulch Mining Company and William Zanetti. The unpatented claims leased from Gold Run Gulch Mining Company are on federal land administered by the U.S. Bureau of Land Management. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the leases. The leases provide for royalties of 5% of net sales of ores or concentrates less transportation also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $ 559 per ounce as of December 31,1999. This additional royalty gold price is indexed to the Consumer Price Index with 1987 as the base year. Also, annual advance royalties totaling $2900 per year are required under the leases. The advance royalties are accumulated and will be credited against the royalty obligations. Both the Zanetti and Gold
Run Gulch lease agreements are incorporated as exhibits by reference to the Company's Form 10-SB filing.

History

There are at least 14 gold prospects in or near the New Jersey mine area. Most of the prospecting activity was completed before the turn of the century, and almost no work has been done for at least 50 years. Just after the turn of the century, at the New Jersey mine, more than 2,500 feet of development workings including drifts, crosscuts, shafts, and raises, were driven by the New Jersey Mining and Milling Company to develop the Coleman vein and the northwest branch of the Coleman vein. A 10 stamp gravity mill was built and operated for a short period. The amount of money spent from 1899 to 1910 appears to have been $500,000 to $1,000,000 in 1996 dollars. The operation was discontinued because of the difficulty in recovering fine gold without cyanidation technology, because of the lower price of gold relative to mining costs, and because of inadequate drilling and mining technology. For example, the Coleman vein, a hard quartz vein, was so difficult to drill using hand steel that drifts along the vein were not driven to any great lengths. A considerable portion of the gold is in free grains, so there is a strong nugget effect.

Hershey [1916], a well known Coeur d'Alene district geologist, noted the nugget effect and lack of drifting on the vein: "The average gold-content is known to be very low, though it is said that one small shoot carried $55 gold per ton (2.66 ounces per ton @ $20.67 per ounce which was the gold price at that time)..The great variation in the assays indicates a pockety distribution.
This suggests that if this fine large vein were developed for 2000 ft. instead of merely 200 ft., a commercial ore-shoot might be found."

Present Condition and Work Completed on the Property

Presently, operations at the New Jersey mine are suspended due to the low price of gold. Operations were suspended in mid 1997. During the period from 1994 through the suspension of operations in 1997 many projects were completed on the property. Several of the historic underground workings, namely the 2400 level adit and the Keyhole tunnel, were opened up. This permitted personnel to sample, map and evaluate the Coleman vein and associated gold bearing structures.

A 100 ton per day gravity mill has been built and commissioned.  A crushing
plant was built and commissioned in 1996.   An open pit mining program on the
Coleman vein was initiated in 1995. A series of haulage roads were also upgraded in order to provide access from the open pit operation to the gold plant (mill). Approximately 5,000 tons of ore were processed at the mill during 1995 through 1996. A gravity concentrate was produced and sold to ASARCO in East Helena, Montana. Gold recovery from the ore using gravity methods of concentration was relatively low (approx. 60%) so the decision was made to upgrade the mill to a CIL (Carbon-In-Leach) process. Testwork using the CIL process on New Jersey ores determined gold recovery rates up to 95% were achievable. As previously stated the Company has received a Cyanide Permit from the State of Idaho (Permit No. CN-000027). In late 1996, the Company began construction the permitted CIL mill upgrade with work mainly consisting of the concrete foundation work for the new process facilities. Other work included carpentry and metal working tasks. This work was suspended in the spring of 1997 after completion of all the required concrete work due to an inability of the company to raise sufficient funds. Since 1997 only regular maintenance and upkeep (including environmental monitoring) and some geological work have been performed at the project site. In the summer of 1999, management of the Company began a modest construction project which culminated in the partial completion of one 32 foot by 48 foot pole type building.

The Company's proposed program of exploration and development for the New Jersey mine is listed below:

1. Diamond Drilling - The Company would drill approximately 10,000 feet of diamond drill holes. A portion of this drilling, about 5,000 feet, would be done to increase the amount and certainty of gold resources on the Coleman vein. Some of this drill footage would also be more exploratory in nature and would test geochemical anomalies and other vein prospects. This program would cost about $250,000.

2. Mill Upgrade - The upgrade of the current gravity mill to a CIL process would be completed. This is also expected to cost $250,000.

Both of the above programs are dependent on the Company's ability to raise money through a private placement and will not be completed until such a placement takes place.

Geology and Reserve/Resource

The description of the geology of the New Jersey mine and the calculation of mineral resources have been completed by the Company and not an independent third party. The description of the geology of the area can be verified from third party published reports by the U.S. Geological Survey and unpublished reports by Oscar Hershey, former Coeur d'Alene District geologist. The Company is solely responsible for the resource calculations.

Geology

The Prichard formation, which is 25,000 feet in thickness, underlies the New Jersey mine area which is adjacent to and north of the major Osburn fault. The Osburn fault is in the center of a Proterozoic rifting basin. The Prichard formation is divided into nine rock units of alternating argillites and quartzites, and the units exposed in the New Jersey mine area appear to belong to the lower members. A broad domal structure with a series of tighter folds near the Osburn fault typifies the structure of the area. South of the Osburn fault, the Wallace formation is exposed on the north flank of the Big Creek anticline.

Gold mineralization is associated with sulfide-bearing quartz veins which cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tetrahedrite, galena, and sphalerite. Most commonly in the Coleman vein of the New Jersey mine visible gold is associated with the tetrahedrite. Gold prospects are concentrated in the New Jersey mine area possibly because of the presence of lower Prichard stratigraphic members, an anticlinal structure, and/or the existence of a gold source. Gold is associated with arsenic, copper, and antimony. Igneous dikes are relatively rare. Some wallrock alteration has been observed. The
Coleman vein shows a characteristic brecciation The strike length of the veins on the property based on exposures in drifts, outcrops and float is about 1,500 feet.

Reserves

The only reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman Vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 tons of gravity-mill production. Other sources include channel samples from the outcrop and also from the Keyhole Tunnel

Open Pit Reserve (Proven and Probable)
============================================================================
Ore Blocks                           Tons              Grade         Ounces
                                                   (Au ounces/ton)    (Au)
----------------------------------------------------------------------------
Coleman (17+00-21+00)              62,300               0.133        8,306
Coleman Split (21+0-23+00)         23,500               0.103        2,420
North Vein (21+00)                  3,300               0.250          825
----------------------------------------------------------------------------
Total                              89,100               0.130       11,551
============================================================================

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. According to metallurgical testwork, approximately 95% of the gold contained in the open pit reserve will be recovered at the mill using the CIL process.

CAMP PROJECT

Location

The CAMP project is an exploration project located south of and adjacent to the City of Osburn, Idaho. The CAMP is accessed by the Mineral Point mine road otherwise known as the McFarren Gulch road. The CAMP is located in the approximate center of the silver belt of the Coeur d'Alene Mining District.
The CAMP project covers approximately 380 acres. The Company controls 17.75% of the land in the CAMP. Merger Mines and Coeur d'Alene Mines Corp. (CDE:NYSE)control the remainder. Coeur d'Alene Mines Corp. is the operator of the property. This property was acquired by the Company in its January 1998 merger with Plainview Mining Co. The CAMP area extends from the surface to 900 feet below sea level. Sunshine Mining Company owns the mineral property beneath the CAMP property.

Mineral Lease

As part of a July 26, 1978 lease agreement with Coeur d'Alene Mines Corp. (Coeur), New Jersey Mining Co. will receive a 7.1% Net Profits Interest
(NPI),if the property is put into production. However, according to the agreement Coeur can retain 93.925% of the net profits until Coeur is reimbursed in total for its advance payments and expenditures. The term of the lease is 61 years. The Agreement also calls for Coeur to spend $50,000 annually on exploration. However, a December 18, 1992 Amendment to the Agreement allowed Coeur to fulfill the exploration work requirement until 2006 by applying past work in the amount of $1,436,243 towards the exploration work requirement.

History

Originally the CAMP project was leased to ASARCO during the period from 1969 through 1972. ASARCO developed an exploration drift on the 1400 level of the Coeur d'Alene mine (aka Mineral Point mine), before terminating the drift 1000 feet short of its planned termination. The drift extended 1,000 feet into the CAMP project area before terminating. A series of diamond drill holes were planned along the 1400 level drift, but ASARCO terminated the lease agreement before any drilling could take place.

In 1978, Coeur d'Alene Mines Corp. signed a new lease agreement with Merger Mines and Plainview Mining Co. Coeur began an exploration program soon thereafter consisting of geochemical soil sampling, trenching, an exploration tunnel and diamond drilling (surface & underground). The exploration program continued through 1982. Coeur spent a total of $1,436,243 on the project. The property has not received any more exploration activity since 1982.

Geology

The CAMP area lies astride the Silver Belt of the Coeur d'Alene Mining District east of the Sunshine mine and west of the Coeur and Galena mines. The north limb of the Big Creek anticline trends through the CAMP area. Most of the silver orebodies in adjacent properties are located in the north limb of the Big Creek anticline. Prospective fault structures that trend through the CAMP property include the Polaris fault, Silver Summit vein-fault, Chester fault, and other structures. Favorable rock types are located in the footwall of the Polaris fault including the St. Regis and Revett formation.

WISCONSIN-TEDDY PROJECT

Summary

This project lies north of the New Jersey mine and is accessed by a local frontage road. The Company's claims cover 83 acres. The claims are unpatented and are on federal land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Preliminary field investigations have delineated a large structure about 30 meters in width which contains anomalous copper, lead and silver mineralization. One shallow exploration hole (500 feet) is planned for an initial investigation of this structure. This property may contain a vent or fracture system related to Sullivan-type mineralization. NJMC plans to rehabilitate the underground workings in order to undertake a sampling program which may indicate future drilling targets.

                                    ITEM 3.

                               LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                    ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II.

                                   ITEM 5.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's stock trades on the NASD's OTCBB under the symbol "NJMC". The Company began trading on the OTCBB on January 28, 1998 following its merger with Plainview Mining Company, Inc.

The following table sets forth, for the respective periods indicated, the prices for the Company's Common Stock in the over-the-counter market according to the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions. All prices in the following table have been rounded to the nearest whole cent.

Quarterly High/Low Bids
============================================================================
                                                      High Bid      Low Bid
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 1998
First Quarter                                         $ 0.56       $ 0.25
Second Quarter                                        $ 0.25       $ 0.13
Third Quarter                                         $ 0.22       $ 0.09
Fourth Quarter                                        $ 0.25       $ 0.09
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 1999
First Quarter                                         $ 0.19       $ 0.09
Second Quarter                                        $ 0.19       $ 0.06
Third Quarter                                         $ 0.16       $ 0.06
Fourth Quarter                                        $ 0.16       $ 0.06
============================================================================

Shareholders

As of December 31, 1999 there were approximately 231 shareholders of record of the Company's Common Stock. As of December 31, 1999 the Company had issued and outstanding 11,510,190 shares of Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Idaho Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

                                    ITEM 6.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's cash requirements materially decreased in 1999 from 1998, for which the primary reason was the leasing of the mill and mine facilities to the largest shareholder. Operating and administrative expenses decreased from $31,466 in 1998 to $274 in 1999. Royalty from the lease exceeded holding costs so the net income from operations in 1999 was $23,762 as compared to net income
(loss) of ($30,705) in 1998. In addition, the leasee paid for many costs in 1999 which the Company had been responsible for in 1998. The lease is continuing into 2000; therefore financial results in 2000 should be comparable to 1999.

In 1999 the book value of common stock in Consil Corporation was written down by $47,500 causing a loss for 1999 of $23,738. At year end 1999, Consil had no business plans for increasing shareholder value. The Company's assets remained the same from 1998 to 1999 except for the write-down of the Consil common stock. Total liabilities decreased from $42,911 in 1998 to $19,346 at the end of 1999.

Should gold and silver prices rise from the current low levels, the Company may be able to resume financing activities. The Company would be able to end the lease arrangement with the current leasee and resume construction of the mineral processing plant, exploration, and mining activities.


                                    ITEM 7.

                             FINANCIAL STATEMENTS


                        INDEPENDENT AUDITOR'S REPORT

                      [Nathan Wendt, C.P.A. LETTERHEAD]

Board of Directors
New Jersey Mining Company
PO Box 1019
Kellogg, Idaho 83837

Directors:

We have audited the accompanying balance sheet of New Jersey Mining Company (a development stage company)as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of New Jersey Mining Company. Our responsibility is to express an opinion on financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of New Jersey Mining Company at December 31, 1999, and the results of its operation and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has generated a loss to date and is in the development stage. These conditions raise substancial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nathan Wendt
----------------
Certified Public Accountant

Kellogg, Idaho
March 8, 2000


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Dec. 31      Dec. 31       Dec. 31
                                           1999         1998          1997
                                          --------     ---------     --------
       Current Assets
              Cash                       $    282      $     85      $   179

       Property & Equipment
              Building                   $ 33,894      $ 33,894      $ 3,894

              Equipment                  $246,536      $246,536     $210,975

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881     $ 80,881

              Investment in Plainview
              Mining Company, Inc.                                  $148,000

              Investment in Consil
              Corporation                $ 38,000      $ 85,500

              Mining Reclamation Bond    $  1,722      $  1,722     $  1,722

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $432,265      $479,568     $475,651

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $  7,979      $ 15,160

             Current Maturities of
             Capital Lease Obligations  $ 10,860      $ 11,500      $ 10,000

       Total Current Liabilities        $ 10,860      $ 19,479      $ 25,160

       Capital Lease Obligations
       (less current maturities)        $ 8,486       $ 23,432      $ 28,582

       Total Liabilities                $ 19,346      $ 42,911      $ 53,742

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       1999 Dec. 31,1999                 $647,836
       13,457,334 Issued

       1998
       13,378,634 Issued                               $647,836

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)

       1997
       11,730,564 Issued                                            $466,083

       Retained Earnings                $(23,738)

       Deficit Accumulated in
       the Development Stage            $(74,879)     $(74,879)    $(44,174)

       Total Stockholders Equity        $412,919      $436,657      $421,909

       Total Liabilities and
       Stockholders Equity              $432,265      $479,568      $475,651

                              STATEMENT OF OPERATIONS

                                        Dec. 31       Dec. 31       Dec. 31
                                         1999          1998          1997
                                        --------      -------       --------
Revenues                               $ 24,036      $   761        $  -0-

Operating and Administrative Expenses  $   (274)     $(31,466)

Net Income or (Loss and Deficit
Accumulated in the Development Stage)  $ 23,762       $(30,705)    $(44,174)

Loss on Devaluation of Investments     $(47,500)

Net Loss                               $(23,738)

Basic Earnings (Loss) Per Share        $ (0.002)      $(0.003)     $(0.004)


                       STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock        Treasury   Accumulated
                                             Stock       Deficit
                    Shares       Amount                              Total
                    -------     --------    --------   ----------    ------
Balance at
Incorporation
July 18, 1996       -0-         $-0-                    $-0-        $  -0-

Issuance of
common shares
for New Jersey
Joint Venture
Interests
Dec. 31, 1996   10,000,000      $207,968                $-0-        $207,968

Issuance of
common shares
for cash 1997      228,816      $110,115                $-0-        $110,115

Issuance of
common shares
for services
1997                14,000      $-0-                    $-0-        $-0-

Exchange of
common shares
for 743,874
shares of
Plainview
December 1997    1,487,564      $148,000                $-0-        $148,000

Net Loss year
ended December
31, 1997                                                $(44,174)   $(44,174)

Balance December
31, 1997        11,730,748      $466,083                $(44,174)   $421,909

Retirement of
Common Shares
owned by
Plainview Mining
Company, Inc.
and held as
investment at
December 31,
1998            (1,947,144)                $(136,300)             $(136,300)

Issuance of
common shares
for cash 1998      117,218      $ 29,753                            $ 29,753

Issuance of
common shares
for services
1998               18,000                                           $ -0-

Exchange of
Common Stock for
756,126 shares of
Plainview Mining
Company,Inc.
December 1998    1,512,252      $152,000                            $152,000

Net Loss year
ended December
31, 1998                                              $(30,705)    $(30,705)

Balances
December
31, 1998        11,430,890      $647,836   $(136,300) $(74,879)     $436,657

Issuance of
common shares
for services
1999                79,300                                          $ -0-

Net Loss year
ended December
31, 1999                                              $(23,738)    $(23,738)

Balances
December
31, 1999        11,510,190     $647,836    $(136,300) $(98,617)    $412,919


                             STATEMENT OF CASH FLOWS

                                        Dec. 31        Dec. 31       Dec. 31
                                          1999          1998          1997
                                        --------       -------       --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $ 23,762       $(30,705)    $(44,174)

       Decrease in accounts payable
       and accrued expenses            $( 7,979)      $ (2,303)    $ 12,191

       Net cash used in operating
       activities                      $ 15,783       $(33,008)    $(31,983)

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $ -0-          $ (5,561)    $(50,327)

       Additions to deferred
       development costs               $ -0-          $ -0-        $(19,297)

       Proceeds from sale of
       equipment                       $ -0-          $  1,079

       Proceeds from sale of
       investments                     $ -0-          $  4,500

       Net cash used in investing
       activities                      $ -0-          $     18     $(69,624)

Cash Flows From Financing Activities

       Proceeds from sale of common
       stock                           $ -0-          $ 29,753      $110,115

       Principal payments on capital
       lease obligations               $(15,586)      $(10,291)    $ (4,894)

       Repayment of note payable to
       bank                                                        $(20,000)

       Proceeds from purchase of
       Plainview Mining Company                       $ 13,434

       Net cash provided by
       financing activities            $(15,586)      $ 32,896     $ 85,221

Net Increase (Decrease)in Cash         $    197       $    (94)    $(16,386)

Cash, Beginning of Year                $     85       $    179     $ 16,565

Cash, End of Year                      $    282       $     85     $    179


Supplemental Schedule of Noncash
Investing and Financing
Activities

        Capital Lease Obligation
        for equipment acquired         $      0        $  6,641    $ 18,275

        Acquisition of Plainview
        Mining Company, Inc. in
        Exchange for Common Stock      $      0        $152,000    $148,000

        Devaluation of Investment
        in Consil Corporation          $(47,500)




                       NOTES TO FINANCIAL STATEMENTS

                                     1999

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Jersey Mining Company (the Company) was incorporated as an Idaho corporation on July 18, 1996. The Company was dormant until December 31, 1996 when all of the assets and liabilities of New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. Such assets and liabilities, transferred at historical cost, consisted of:

       Assets acquired:
              Cash                                     $ 16,565
              Property & Equipment                     $176,267
              Other Assets                             $ 63,306
                                                       ---------
                                                       $256,138

       Liabilities assumed:
              Accounts payable                         $  2,969
              Note payable to bank                     $ 20,000
              Capitalized lease obligation             $ 25,201
                                                       ---------
                                                       $ 48,170

       Net assets acquired December 31, 1997           $207,968

The Company owns and leases various patented and unpatented mining claims in the Coeur d'Alene Mining District near Kellogg, Idaho. The Company is considered to be a development stage company, as only nominal operations have occurred to date. Planned principal operations include commercial open pit mining and milling of ore to produce and sell gold concentrate.

Summary of Significant Accounting Policies:

a. Property and equipment - Property and equipment are stated at cost. No Depreciation has been recorded through December 31, 1999, as substantially all assets are under construction or have not yet been placed into service. Depreciation will be provided when the assets are placed into service, using straight-line and accelerated methods over the estimated useful lives of the assets.

b. Deferred development costs - Certain costs of developing the Company's mining claims and related property have been capitalized. Such costs, consisting principally of clearing, drilling, blasting, and similar activities,less nominal sales of concentrate, will be amortized to expense based on production. If production does not commence, the costs will be charged to expense.

c. Impairment - Impairment is recognized when it is probable that a loss will be incurred in the realization of a recorded asset. Management has determined that no impairment of assets has occurred at December 31, 1999, as adequate ore reserves are available for production and sale to recover all capitalized costs.

d. Income taxes - Federal and state income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred tax assets and liabilities based on the differences between their tax bases for financial and tax purposes. Such differences relate principally to deferred development costs. In addition, a deferred tax asset is recognized for tax-basis operating losses being carried forward. A valuation allowance for deferred tax assets is also recognized when appropriate.

e. Loss per share - Basic loss per share has been calculated on the basis of the weighted average number of shares outstanding during the year.

f. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Significant estimates used in preparing these financial statements include those relating to the evaluation of asset impairment. Actual results could differ from these estimates.

NOTE 2 - LEASES OF MINING CLAIMS

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development, and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores ore concentrates. Additional production royalties of 1% to 5% are due if the price of gold exceeds $559 per troy ounce. Also, advance royalties totaling $2,900 are required under the lease. The advance royalties, charged to expense as incurred, are accumulated and will be credited against the production royalty obligations. The lessors may terminate the leases upon the Company's failure to perform under the term of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

NOTE 3 - PLAINVIEW MERGER

In October 1997, the Company made an exchange offer for the outstanding common shares of Plainview Mining Company, Inc.(Plainview). The offer allowed Plainview's stockholders to exchange their shares on the basis of one share of Plainview stock for two shares of the Company's stock. Plainview was also a minority shareholder of the Company as a result of its participation as partner in New Jersey Joint Venture (see Note 1).

At December 31, 1998, a total of 1,500,000 (100%) shares of Plainview had been exchanged for 3,000,000 shares of the Company. The Company is accounting for the business combination of Plainview on the purchase method. The estimated fair value of the Company's shares issued in the exchange ($0.10 per share) was used to reflect the purchase price of the investment.

The acquisition of 1,947,144 shares of the Company's Common Stock owned by Plainview was accounted for in 1998 as a purchase of treasuruy stock, based on the fair value of the shares issued, $0.07, or $136,000.

At March 12, 1998, Plainview's summarized (unaudited) balance sheet consisted of the following at fair values:

      Assets:
            Cash                                 $ 12,750
            Property & mining claims             $ 30,000
            Investment, at cost:
                  Consil Corporaton              $ 90,000
                  New Jersey Mining Company      $136,300
                  (1,947,144 common shares)
                  Goodwill                       $ 30,950
                                                 --------
                        Total Assets             $300,000

      Stockholders' equity                       $300,000

NOTE 4 - INVESTMENTS

The Company owns 190,000 shares of Consil Corporation. These shares were received from the merger with Plainview (see Note 3). At the date of the merger these shares were valued at $0.45 per share or $85,500. During all of 1999, the price of these shares was below $0.15 per share. Due to Consil Corporation's future plans, the value is not expected to rise above $0.20 per share. We have, therefore, written the value of these shares off to reflect a proper value of $38,000.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease obligations. The capitalized cost of such equipment at December 31, 1999 totalled $54,273. Amortization of the cost has not begun (see note 1). In January 1999, the Company entered into a royalty agreement with Mine Systems Design, Inc. (MSD). The agreement states that MSD will pay all of the accounts payable, expenses, and yearly lease obligations in exchange for unlimited use of the Company's equipment. During 1999, the total royalties received were $22,836. Following are the future minimum lease payments and net capital lease obligations at December 31, 1999:

            Years Ending December 31                  Amount
            ------------------------                  -------
            2000                                      $12,587
            2001                                      $ 6,073
            2002                                      $ 3,278
                                                      -------
            Total minimum payments required           $21,938
            Less Interest                             $ 2,592
                                                      -------
            Net capital lease obligations             $19,346
            Less current maturities                   $10,860
                                                      -------
            Noncurrent capital lease obligations      $ 8,486


NOTE 6 - INCOME TAXES

At December 31, 1999, the Company had deferred tax assets of $20,000, which were fully reserved by valuation allowances. For the year ended December 31, 1999, the Company has recognized the net tax benefit for its operating loss in the statement of operations, as valuation allowances offset such benefit.

The Company has a tax-basis operating loss carry-forward of approximately $98,617 that is available to offset future taxable income through 2014.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, although the Company is in the development stage. As shown in the accompanying statement of operations, the Company incurred a net loss of $23,738 in 1999. The ability of the Company to recover its capitalized costs of assets and continue as a going concern is dependent upon the Company's evolution to the operating stage, the success of future operations, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                    ITEM 8.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

                                   ITEM 9.

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                 WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers
============================================================================
Name & Address          Age        Position        Date First        Term
                                                    Elected         Expires
----------------------------------------------------------------------------
Fred W. Brackebusch     55         President        7/18/96
P.O. Box 1019                      Director
Kellogg, Idaho 83837               Treasurer
----------------------------------------------------------------------------
Grant A. Brackebusch    30         Vice President   7/18/96
P.O. Box 131                       Director
Silverton, ID 83867
----------------------------------------------------------------------------
Charles F. Asher        75         Director          1/1/97
P.O. Box 4157
South Padre Island
TX 78597
----------------------------------------------------------------------------
Tina C. Brackebusch    30          Secretary         1/1/97
P.O. Box 131
Silverton, ID 83867
----------------------------------------------------------------------------
Ronald Eggart          78          Director          1/1/97
HC-01 Box 187
Kellogg, ID 83837
----------------------------------------------------------------------------
Kurt J. Hoffman        33          Director          9/29/97
401 S. Dollar St.
Coeur d'Alene, ID 83814
============================================================================

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. is the President and a Director of the Company. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control and mine feasibility studies. He has over 25 years of experience in the Coeur d'Alene Mining District principally with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business, since 1987. Mr. Brackebusch is also on the Board of Directors of Trend Mining Company and Mascot Silver-Lead Mines, Inc.

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked or Newmont Gold Co. in open pit mine planning and pit supervision for 3 years. since that time he as worked with Mine Systems Design performing various engineering and geotechnical tasks. He also supervised New Jersey Mining Co.'s mining and milling operations prior to the suspension of operations. He is also a Director of Trend Mining Co.

Charles Asher is a Director of the Company. He is also a Director with the following companies: ConSil Corporation, Merger Mines Corporation, and Mascot Silver-Lead Mines Inc. He was formerly President of Plainview Mining Co. and Silver Trend Mining Co. Mr. Asher has extensive experience as an underground mine operator in the Coeur d'Alene Mining District.

Tina C. Brackebusch is Secretary of the Company. She has served as Office Manager for the Company. She holds a B.S. in Secondary Education from the
 University of Idaho.

Ronald Eggart is a Director of the Company. He is a retired CPA with a long record of experience with Coeur d'Alene Mining District mining ventures. He is also a Director and Secretary for Mascot Silver-Lead Mines Inc.

Kurt J. Hoffman is a Director of the Company. He is President and a Director of Trend Mining Co. and is also a director of Atlas Mining Co.


Family Relationships

Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

                                   ITEM 10.

                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
============================================================================
Name &      Year    Salary     Bonus    Other      Restrct.  Options    LTIP
Pricipal             ($)       ($)      Annual     Stock      SARs     Payout
Position                                Comp.($)   Awards($)             ($)
----------------------------------------------------------------------------
F.          1997     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 1998     -0-        -0-       -0-        -0-        -0-      -0-
President   1999     -0-        -0-       -0-        -0-        -0-      -0-
----------------------------------------------------------------------------
G.          1997   13,760       -0-       -0-        -0-        -0-      -0-
Brackebusch 1998     -0-        -0-       -0-        -0-        -0-      -0-
Vice Pres.  1999     -0-        -0-       -0-        -0-        -0-      -0-
----------------------------------------------------------------------------
C. Asher    1997     -0-        -0-       -0-        -0-        -0-      -0-
Director    1998     -0-        -0-       -0-        -0-        -0-      -0-
            1998     -0-        -0-       -0-        -0-        -0-      -0-
----------------------------------------------------------------------------
T.          1997     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 1998     -0-        -0-       -0-        -0-        -0-      -0-
Secretary   1999     -0-        -0-       -0-        -0-        -0-      -0-
----------------------------------------------------------------------------
R. Eggart   1997     -0-        -0-       -0-        -0-        -0-      -0-
Director    1998     -0-        -0-       -0-        -0-        -0-      -0-
            1999     -0-        -0-       -0-        -0-        -0-      -0-
----------------------------------------------------------------------------
K. Hoffman  1997     -0-        -0-       -0-        -0-        -0-      -0-
Director    1998     -0-        -0-       -0-        -0-        -0-      -0-
            1999     -0-        -0-       -0-        -0-        -0-      -0-
============================================================================

Mr. Grant Brackebusch was paid a salary in early 1997 for his supervisory role at the New Jersey mine. However, this salary was terminated once operations were suspended in April of 1997. Since its formation in June 1996 and to this date, the Company has not paid to, except for the above mentioned event, nor has there been accrued for, any Officer or Director of the Company any cash remuneration for services which are related to the duties of those Officers or Directors. There are no immediate plans to pay any cash remuneration to any Officers or Directors related to their respective duties until the Company is able to afford payment.

The Board of Directors agreed to pay Officers and Directors for their services 3,000 shares of restricted (Rule 144) common stock per year for 1998 and 1999. There are no plans at this time to change the number of shares awarded to Directors and Officers of the Company. No value was ascribed to the stock. The Company does not have a standard arrangement pursuant to which Directors or Officers are compensated for their services.

                                   ITEM 11.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT


The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - December 31, 1999.

Security Ownership of Certain Beneficial Owners and Management
============================================================================
Title Of     Name and Address of         Amount & Nature of       Percent of
Class         Beneficial Owner            Beneficial Owner          Class
----------------------------------------------------------------------------
Common       Trend Mining Co.              1,000,000 (a)              8.70%
             410 Sherman Ave., Suite 209
             Coeur d'Alene, ID 83814
----------------------------------------------------------------------------
Common       Plainview Shareholders Trust    849,034 (b)              7.38%
             Tina C. Brackebusch, Trustee
             P.O. Box  1019
             Kellogg, ID 83837
----------------------------------------------------------------------------
Common       Fred W. Brackebusch           7,267,215 indirect(c)      63.34%
             President & Director             16,000 direct
             P.O. Box 1019
             Kellogg, Idaho 83837
----------------------------------------------------------------------------
Common       Grant A. Brackebusch            382,485 indirect(d)       3.38%
             Vice Pres. & Director             6,000 direct
             P.O. Box 131
             Silverton, ID 83837
----------------------------------------------------------------------------
Common       Charles F. Asher, Director       52,000                   0.45%
             P.O. Box 4157
             South Padre Island, TX 78597
----------------------------------------------------------------------------
Common       Tina C. Brackebusch, Secretary    6,000                   0.05%
             P.O. Box 131
             Silverton, ID 83867
----------------------------------------------------------------------------
Common       Ronald Eggart, Director          45,332                   0.39%
             HC-01 Box 187
             Kellogg, ID 83837
----------------------------------------------------------------------------
Common       Kurt Hoffman, Director            8,000                   0.07%
             401 S. Dollar Street
             Coeur d'Alene, ID 83814
============================================================================

(a) Trend Mining Co. does not have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) The Plainview Shareholders Trust was created in order to hold shares for those shareholders of Plainview Mining Company who have not participated in the merger with the Company as of this date. As Plainview shareholders exchange their shares for New Jersey shares, the number of shares in the Trust declines. Tina C. Brackebusch is the Trustee and retains the right to vote those shares. The Plainview Shareholders Trust does not have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(c) Fred Brackebusch owns 95% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 7,649,700 common shares of New Jersey
Mining Co. Mine Systems Design, Inc. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(d) Grant Brackebusch owns 5% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 7,649,700 common shares of New Jersey
Mining Co. Mine Systems Design, Inc. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

                                    ITEM 12.

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal office, telephone, copier and other office equipment are provided by Mine Systems Design Inc. which is the majority shareholder of the Company. In exchange for the use of these facilities and services, Mine Systems Design, Inc. was issued 49,200 shares of restricted Common Stock in early 1999.

Because New Jersey Mining Company has no significant revenue source from operations and has been unable to raise funds from investors due to the low gold price, Mine Systems Design, Inc. has agreed, as of January 1, 1999, to fulfill the requirements of mineral leases, pay maintenance costs including property taxes, and to conduct environmental sampling required by permits.

The Company made an exchange offer to Plainview Mining Company, Inc. shareholders in 1997 which led to the merging of Plainview into New Jersey Mining Co. At the time of the offer, Mr. Fred Brackebusch, Mr. Charles Asher and Mr. Ron Eggart were on the Board of Directors for both Plainview and New Jersey. According to an evaluation by an independent expert, 2 shares of New Jersey common stock should be exchanged for each share of Plainview. The Board of Directors of New Jersey Mining Company approved an exchange offer on September 29, 1997 whereby shareholders of Plainview Mining Company, Inc. would be offered 2 shares of the common stock of New Jersey Mining Company for each share of common stock of Plainview Mining Company, Inc. The Board of Directors of Plainview Mining Company, with the exception of Mr. Fred Brackebusch who abstained, approved the exchange offer and recommended that their shareholders accept the exchange offer.

On December 30, 1997, New Jersey Mining Company and Plainview Mining Company, Inc. approved a merger agreement that involved Plainview Mining Company, Inc. delivering all of its assets to New Jersey Mining Company in exchange for stock with 2 shares of New Jersey Mining Company common stock exchanged for share of common stock of Plainview Mining Company, Inc. New Jersey Mining Company was to be the surviving corporation according to the agreement. The merger agreement was contingent upon the approval of the shareholders of Plainview Mining Company, Inc. Previously, a majority of New Jersey Mining Co. shareholders approved the merger.

On January 27, 1998 a Special Meeting of Plainview Mining Company Inc. shareholders was held to vote on the merger. Plainview Mining Company Inc. had 1,500,000 shares of common stock issued and authorized as of the Special Meeting date. No other classes of Plainview Mining Company Inc. stock were authorized. The number of votes cast by the shareholders of Plainview Mining Company Inc. for the merger plan was 886,841 with no dissenting or disputed votes. Therefore, the merger was approved by a majority of the shareholders of Plainview Mining Company Inc. The effective date of the merger of New Jersey Mining Company and Plainview Mining Company Inc. was March 12, 1998. A copy of the merger agreement is included as an Exhibit herewith.

                                   ITEM 13.

                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.1 Articles of Incorporation - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

Exhibit 3.2 Bylaws - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

Exhibit 10.1 Lease Agreement with Gold Run Gulch Mining Company - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

Exhibit 10.2 Lease Agreement with William Zanetti - Filed as an exhibit to t he registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

Exhibit 10.3 Articles of Merger For Plainview Mining Company Inc. and New Jersey Mining Co. - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

Exhibit 27.1   Financial Data Schedule

No reports on Form 8-K have been filed by the Company.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: March 21, 2000                  By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: March 21, 2000                  By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President
                                                              & Director

This schedule contains summary financial information extracted from the Financial Statements of New Jersey Mining Company for the year ending December 31, 1999 and is qualified in its entirety by reference to such financial statements.



<PERIOD TYPE>             YEAR

[FISCAL-YEAR-END]         DEC-31-1999
<PERIOD END>              DEC-31-1999
[CASH]                            282
[SECURITIES]                        0
[RECEIVABLES]                       0
[ALLOWANCES]                        0
[INVENTORY]                         0
[CURRENT-ASSETS]                  282
[PP&E]                        280,430
[DEPRECIATION]                      0
[TOTAL-ASSETS]                432,265
[CURRENT-LIABILITIES]          10,860
[BONDS]                             0
[PREFERRED-MANDATORY]               0
[PREFERRED]                         0
[COMMON]                      647,836
[OTHER-SE]                          0
[TOTAL-LIABILITY-AND-EQUITY]  432,265
[SALES]                             0
[TOTAL-REVENUES]               24,036
[CGS]                               0
[TOTAL-COSTS]                       0
[OTHER-EXPENSES]                  274
[LOSS-PROVISION]               47,500
[INTEREST-EXPENSE]                  0
[INCOME-PRETAX]               (23,738)
[INCOME-TAX]                        0
[INCOME-CONTINUING]           (23,738)
[DISCONTINUED]                      0
[EXTRAORDINARY]                     0
[CHANGES]                           0
[NET-INCOME]                  (23,738)
[EPS-BASIC]                  (0.002)
[EPS-DILUTED]                  (0.002)