Form 10-Q
period 2000-03-31
NEW JERSEY MINING CO
filed 2000-05-19
CIK 1030192

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

























(This space intentionally left blank.)

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
         ACT OF 1934

                 For the quarterly period ended March 31,2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing reqirements for the past
90 days.  Yes   XX   No       .
              ------    ------


The number of outstanding shares of the registrant's common stock at February
25, 2000 was   11,510,190 shares
               -----------------

                           TABLE OF CONTENTS
                                                                        Page
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              2
Item 2.  Management's Discussion and Analysis                              2

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 3
Item 2.  Changes in Securities                                             3
Item 3.  Defaults Upon Senior Securities                                   3
Item 4.  Submission of Matters to a Vote of Security Holders               3
Item 5.  Other Information                                                 3
Item 6.  Exhibits and Reports on Form 8-K                                  3

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's cash flow materially increased for the three months ended March 31, 2000 versus the same period of 1999, for which the primary reason was the sale of 15,000 shares of Consil Corp. common stock.

In 1999 the book value of common stock in Consil Corporation was written down by $47,500 causing a loss for 1999 of $23,738. The write down has been spread evenly across the four quarters of 1999. At year end 1999, Consil had no business plans for increasing shareholder value. For the three months ended March 31, 2000, the Company experienced a loss of $1,144 compared to a loss of $5,934 during the comparable period in the previous year.

The Company currently leases the New Jersey mill and mine mine facilities to the largest shareholder. Should gold and silver prices rise from the current low levels, the Company may be able to resume financing activities. The Company would be able to end the lease arrangement with the current leasee and resume construction of the mineral processing plant, exploration, and mining activities.

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District of northern Idaho.
The Company has a portfolio of three mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the CAMP project and the Wisconsin-Teddy project. The New Jersey mine is the Company's development stage property while the other two properties are exploration stage properties. The New Jersey mine is located 3 miles east of Kellogg,Idaho. The Company's New Jersey mine property has an area of approximately 370 acres and includes a group of mineral leases. A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known gold orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Both mineral leases carry a 5% Net Smelter royalty.

For a more complete description of the Company's properties refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                  PART II

                                  ITEM 1.

                            LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

                                  ITEM 2.

                          CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's security holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.

                                  ITEM 3.

                      DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

                                  ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the registrant's security holders during the period covered by this report.

                                  ITEM 5.

                            OTHER INFORMATION

None.

                                  ITEM 6.

                     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 27.0        Financial Data Schedule

Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the period covered by this report.

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of March 31, 2000 and March 31, 1999                 F/S-1

Statements of Operations for the three months ended
March 31, 2000 and 1999.                                               F/S-2

Statements of Cash Flow for the three months ended
March 31, 2000 and 1999.                                               F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Mar. 31      Mar. 31
                                           2000         1999
                                          --------     ---------
       Current Assets
              Cash                       $   1787      $    134

       Property & Equipment
              Building                   $ 33,894      $ 33,894

              Equipment                  $246,536      $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881

              Investment in Consil
              Corporation                $ 35,000      $ 73,625

              Mining Reclamation Bond    $  2,073      $  1,722

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $431,121      $467,742

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $  5,984

             Current Maturities of
             Capital Lease Obligations  $ 10,860      $ 11,340

       Total Current Liabilities        $ 10,860      $ 17,324

       Capital Lease Obligations
       (less current maturities)        $  8,486      $ 19,695

       Total Liabilities                $ 19,346      $ 37,019

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       1999 Mar. 31, 1999
       13,378,634 Issued                               $647,836

       2000 Mar. 31, 2000
       13,457,334 Issued                $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (24,882)     $ (5,934)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $(74,879)

       Total Stockholders Equity        $ 411,775      $430,723

       Total Liabilities and
       Stockholders Equity              $ 431,121      $467,742

                                   F/S-1

                              STATEMENT OF OPERATIONS

                                        Mar. 31       Mar. 31
                                         2000          1999
                                        --------      -------
Revenues                               $   (789)     $  6,009

Operating and Administrative Expenses  $   (355)     $   (68)

Net Income from Operations(Loss)       $ (1,144)     $  5,941

Loss on Devaluation of Investments     $    -0-      $(11,875)

Net Loss                               $( 1,144)     $ (5,934)

Basic Earnings (Loss) Per Share        $ (0.00)      $(0.00)


                                   F/S-2

                             STATEMENT OF CASH FLOWS

                                        Mar. 31        Mar. 31
                                          2000          1999
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $ (1,144)      $  5,941

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $  1,480

       Decrease in accounts payable
       and accrued expenses            $      0       $ (1,995)

       Net cash from operating
       activities                      $    336       $  3,946

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $      0      $       0

       Proceeds from sale of
       investments                     $  1,520      $       0

       Increase in Reclamation Bond    $   (351)

       Net cash from investing
       activities                      $  1,169      $       0

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $      0       $ (3,897)

       Net cash provided by
       financing activities            $      0       $ (3,897)

Net Increase (Decrease)in Cash         $   1,505      $     49

Cash, Beginning of Quarter             $     282      $     85

Cash, End of Quarter                   $   1,787      $    134


Supplemental Schedule of Noncash
Investing and Financing
Activities

        Devaluation of Investment
        in Consil Corporation                          $(11,875)

                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 incorporated by reference herein.

Note 1 - Form and Organization

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

Note 2 - Leases of Mining Claims

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $559 per troy ounce. Also, annual advance royalties totaling $2,900 are required under the leases. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lessor may terminate the leases upon the Company's failure to perform under these terms of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.
                                   F/S-4

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: May 15, 2000                     By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: May 15, 2000                     By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director