Form 10-Q
period 2000-09-30
NEW JERSEY MINING CO
filed 2000-11-13
CIK 1030192

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

                                 ACT OF 1934

                 For the quarterly period ended September 30,2000

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
Yes XX  No
   -----   -----


The number of outstanding shares of the registrant's common stock at September
30, 2000 was   11,597,590 shares
                -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's cash flow materially increased for the nine months ended September 30, 2000 versus the same period of 1999, for which the primary reason was the sale of 135,000 shares of Consil Corp. common stock.

In 1999 the book value of common stock in Consil Corporation was written down by $47,500 causing a loss for 1999 of $23,738. The write down has been spread evenly across the four quarters of 1999. At year end 1999, Consil had no business plans for increasing shareholder value. For the nine months ended September 30, 2000, the Company experienced a loss of $22,204 compared to a loss of $17,804 during the comparable period in the previous year.

The Company currently leases the New Jersey mill and mine mine facilities to the largest shareholder. Should gold and silver prices rise from the current low levels, the Company may be able to resume financing activities. The Company would be able to end the lease arrangement with the current leasee and resume construction of the mineral processing plant, exploration, and mining activities.

On July 14, 2000 the Company entered into an agreement with Trend Mining Co. to acquire the Silver Strand mine located 12 miles east of Coeur d'Alene, Idaho. The property consists of 15 unpatented lode claims. The agreement calls for New Jersey to issue 50,000 restricted common shares of its stock and spend $200,000 in work commitments over three years. Trend Mining Co. will retain a 1.5% Net Smelter Return (NSR) royalty capped at $50,000 at which time the NSR is reduced to 0.5%. The historical production from the Silver Strand mine totals 12,500 metric tonnes with 3.19 grams per tonne gold and 328.5 grams per tonne silver. Production ceased in the early 1980's.

The Company is involved in exploring for and developing gold, silver and base metal ore resources in northern Idaho. The Company has a portfolio of four mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the Silver Strand mine, the CAMP project and the Wisconsin-Teddy project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other two properties are exploration stage properties. The New Jersey mine is located 3 miles east of Kellogg, Idaho. The Company's New Jersey mine property has an area of approximately 370 acres and includes a group of mineral leases. A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing
108 acres.  The known gold orebody is located on the patented claims.
Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Both mineral leases carry a 5% Net Smelter Return royalty.

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

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of September 30, 2000 and September 30, 1999         F/S-1

Statements of Operations for the nine months ended
September 30, 2000 and 1999.                                           F/S-2

Statements of Cash Flow for the nine months ended
September 30, 2000 and 1999.                                           F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Sept 30      Sept 30
                                            2000         1999
                                          --------     ---------
       Current Assets
              Cash                       $  1,831      $    233

       Property & Equipment
              Building                   $ 33,894      $ 33,894

              Equipment                  $246,536      $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881

              Investment in Consil
              Corporation                $  8,000      $ 49,875

              Mining Reclamation Bond    $  2,073      $  1,722

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $404,165      $444,091

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $  1,995

             Current Maturities of
             Capital Lease Obligations  $  4,964      $ 11,020

       Total Current Liabilities        $  4,964      $ 13,015

       Capital Lease Obligations
       (less current maturities)        $  8,486      $ 12,223

       Total Liabilities                $ 13,450      $ 25,238

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       1999 September 30, 1999
       13,378,634 Issued                               $647,836

       2000 September 30, 2000
       13,545,334 Issued                $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (23,738)     $   -0-

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $(74,879)

       Net Income                       $ (22,204)     $(17,804)

       Total Stockholders Equity        $ 390,715      $418,853

       Total Liabilities and
       Stockholders Equity              $ 404,165      $444,091

                                   F/S-1

                              STATEMENT OF OPERATIONS

                   (For the nine month period ending September 30)


                                        Sept 30       Sept 30
                                         2000          1999
                                        --------      -------
Revenues                               $ (15,031)    $  18,027

Operating and Administrative Expenses  $  (7,173)    $   (206)

Net Income from Operations(Loss)       $ (22,204)    $  17,821

Loss on Devaluation of Investments     $    -0-      $ (35,625)

Net Loss                               $ (22,204)    $ (17,804)

Basic Earnings (Loss) Per Share        $ (0.0019)    $ (0.0016)


                                   F/S-2

                             STATEMENT OF CASH FLOWS

                  (For the nine month period ending September 30)

                                        Sept 30        Sept 30
                                          2000          1999
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $ (22,204)      $ 17,821

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $  22,414

       Decrease in accounts payable
       and accrued expenses            $      0       $ (5,984)

       Net cash from operating
       activities                      $     210      $ 11,837

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $      0       $      0

       Proceeds from sale of
       investments                     $  7,586       $      0

       Increase in Reclamation Bond    $   (351)

       Net cash from investing
       activities                      $  7,235       $      0

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $ (5,896)      $(11,689)

       Net cash provided by
       financing activities            $ (5,896)      $(11,689)

Net Increase (Decrease)in Cash         $   1,549      $    148

Cash, Beginning of Year                $     282      $     85

Cash, End of Six Month Period          $   1,831      $    233


Supplemental Schedule of Noncash
Investing and Financing
Activities

        Devaluation of Investment
        in Consil Corporation                          $(35,625)

                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999 incorporated by reference herein.

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

Date: November 9, 2000                By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: November 9, 2000                By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director

                               Exhibit 27.0

                          Financial Data Schedule


This schedule contains summary financial information extracted from the Financial Statements of New Jersey Mining Company for the nine months ending September 30, 2000 and is qualified in its entirety by reference to such financial statements.


<PERIOD TYPE>             9-MOS

[FISCAL-YEAR-END]         DEC-31-1999
<PERIOD START>            JAN-01-2000
<PERIOD END>              SEP-30-2000
[CASH]                          1,831
[SECURITIES]                        0
[RECEIVABLES]                       0
[ALLOWANCES]                        0
[INVENTORY]                         0
[CURRENT-ASSETS]                1,831
[PP&E]                        280,430
[DEPRECIATION]                      0
[TOTAL-ASSETS]                404,165
[CURRENT-LIABILITIES]           4,964
[BONDS]                             0
[PREFERRED-MANDATORY]               0
[PREFERRED]                         0
[COMMON]                      647,836
[OTHER-SE]                          0
[TOTAL-LIABILITY-AND-EQUITY]  404,165
[SALES]                             0
[TOTAL-REVENUES]              (15,031)
[CGS]                               0
[TOTAL-COSTS]                       0
[OTHER-EXPENSES]                5,708
[LOSS-PROVISION]                    0
[INTEREST-EXPENSE]                  0
[INCOME-PRETAX]               (22,204)
[INCOME-TAX]                        0
[INCOME-CONTINUING]           (22,204)
[DISCONTINUED]                      0
[EXTRAORDINARY]                     0
[CHANGES]                           0
[NET-INCOME]                  (22,204)
[EPS-BASIC]                 (0.0019)
[EPS-DILUTED]                 (0.0019)