Form 10-K
period 2000-12-31
NEW JERSEY MINING CO
filed 2001-03-26
CIK 1030192

DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt

























(This space intentionally left blank.)

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

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

               P.O. Box 1019     (Street: 89 Appleberg Road
                        Kellogg, Idaho 83837

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   XX   No       .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX

State issuer's revenues for its most recent fiscal year. $ 12,662

The aggregate market value of the registrant's voting common stock held by non-affiliates was $303,000 as of March 19, 2001 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. As of February 28, 2001, the number of shares of common stock outstanding was 11,622,290.

                          TABLE OF CONTENTS
                                                                        Page
Glossary of Significant Mining Terms                                       2

                                    PART I

Item 1.  Description of Business.                                          4
Item 2.  Description of Property.                                          6
Item 3.  Legal Proceedings.                                               12
Item 4.  Submission of Matters to a Vote of Security Holders.             12

                                   PART II

Item 5.  Market for Common Equity and And Related Stockholder Matters.    12
Item 6.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                13
Item 7.  Financial Statements.                                            13
Item 8.  Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.                                                     22

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
  Compliance With Section 16(a) of the Exchange Act.                      22
Item 10. Executive Compensation.                                          23
Item 11. Security Ownership of Certain Beneficial Owners.                 24
Item 12. Certain Relationships and Related Transactions.                  25
Item 13. Exhibits and Reports on Form 8-K.                                26


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

Any Material Classification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.

On March  12, 1998 New Jersey Mining Co. and Plainview Mining Co.
a merger with New Jersey Mining Co. being the surviving corporation. A majority of Plainview shareholders (59%) approved the merger at a Special Meeting of Shareholders held on January 27, 1998. The merger involved Plainview delivering all of its assets to New Jersey in exchange for stock with 2 shares of New Jersey Mining Co. common stock being exchanged for each share of Plainview Mining Co. common stock. The Articles of Merger were filed with the Idaho Secretary of State on March 27, 1998. The Articles of Merger are incorporated as an Exhibit by reference.


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

The Company's New Jersey mine property has an area of approximately 370 acres and includes a group of mineral leases. A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, four unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Both mineral leases carry a 5% Net Smelter royalty.

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000.

Effect of Existing or Probable Governmental Regulations on the Business

All operating plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. Plans of operation will be required before exploration or mining activities can be conducted on Federal land that is administered by the Bureau of Land Management. The Bunker Hill Superfund site is located about 1 mile west of the New Jersey mine. It is possible that Superfund status could be applied to the area around the New Jersey mine because of historic mining activities. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however such evidence could be discovered. Historic mine tailings from upstream mining operations located near the New Jersey mill may have to be covered or removed if Superfund status is applied. The Bureau of Land Management is currently revising its regulations relative to exploration and mining operations, but the planned changes are not thought to have major effects on planned operations at the New Jersey mine.

Costs and  Effects of Compliance with Environmental Laws (Federal, State and
Local)

No major Federal permits [except EPA storm water permit which is a blanket state-wide permit] are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM), requires a Plan of Operation permit. With respect to the Silver Strand mine any exploration, development or production would require a Plan of Operation to be submitted to the U.S. Forest Service for approval and permit issuance.

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

The surface mining reclamation plan was approved by the Idaho State Department of Lands in 1993.The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. A bond of $2,073 is held in a joint account to ensure that reclamation is completed.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is three including the President Fred Brackebusch, the Vice President Grant Brackebusch and the Secretary Tina Brackebusch. There are no full-time employees at this time.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it has delivered an annual report to shareholders in each of the past three years. The annual report delivered to shareholders in 1998 did contain audited financial statements while the recent 2000 annual report letter did not contain audited financial statements. It is expected in the future that the Company may deliver annual reports with audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10-KSB and quarterly 10-QSB reports since that time.

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

Mineral Leases

A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from Gold Run Gulch Mining Company and William Zanetti. The unpatented claims leased from Gold Run Gulch Mining Company are on federal land administered by the U.S. Bureau of Land Management. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the leases. The leases provide for royalties of 5% of net sales of ores or concentrates less transportaton also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $ 559 per ounce as of December 31, 1999. This additional royalty gold price is indexed to the Consumer Price Index with 1987 as the base year. Also, annual advance royalties totaling $2900 per year are required under the leases. The advance royalties are accumulated and will be credited against the royalty obligations. Both the Zanetti and Gold Run Gulch lease agreements are incorporated as exhibits by reference to the Company's Form 10-SB filing.

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

Hershey [1916], a well known Coeur d'Alene district geologist, noted the nugget effect and lack of drifting on the vein: "The average gold-content is known to be very low, though it is said that one small shoot carried $55 gold per ton (2.66 ounces per ton @ $20.67 per ounce which was the gold price at that time). The great variation in the assays indicates a pockety distribution. This suggests that if this fine large vein were developed for 2000 ft. instead of merely 200 ft., a commercial ore-shoot might be found."

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

A 100 ton per day gravity mill has been built and commissioned. A crushing plant was built and commissioned in 1996. An open pit mining program on the Coleman vein was initiated in 1995. A series of haulage roads were also upgraded in order to provide access from the open pit operation to the gold plant (mill). Approximately 5,000 tons of ore were processed at the mill during 1995 through 1996. A gravity concentrate was produced and sold to ASARCO in East Helena, Montana. Gold recovery from the ore using gravity methods of concentration was relatively low (approx. 60%) so the decision was made to upgrade the mill to a CIL (Carbon-In-Leach) process. Testwork using the CIL process on New Jersey ores determined gold recovery rates up to 95% were achievable. As previously stated the Company has received a Cyanide Permit from the State of Idaho (Permit No. CN-000027). In late 1996, the Company began construction the permitted CIL mill upgrade with work mainly consisting of the concrete foundation work for the new process facilities. Other work included carpentry and metal working tasks. This work was suspended in the spring of 1997 after completion of all the required concrete work due to an inability of the company to raise sufficient funds. Since 1997 only regular maintenance and upkeep (including environmental monitoring) and some geological work have been performed at the project site. During 2000, management of the Company completed a modest construction project, a 32 foot by 48 foot pole type building adjacent to the existing mill building.

During the fall of 2000 the Company completed a small geophysical exploration program which included induced polarization and resistivity testing of the Coleman Vein and the projected extension of that vein.

The Company's proposed program of exploration and development for the New Jersey mine is listed below:

1. Diamond Drilling - The Company would drill approximately 10,000 feet of diamond drill holes. A portion of this drilling, about 5,000 feet, would be done to increase the amount and certainty of gold resources on the Coleman vein. Some of this drill footage would also be more exploratory in nature and would test geophysical anomalies and other vein prospects. This program would cost about $250,000.

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

SILVER STRAND MINE

Location

The Silver Strand mine is located in Kootenai County, Idaho about 12 miles east-northeast of Coeur d'Alene, Idaho. The property consists of 15 unpatented lode claims. It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d'Alene River. Primary access is from Coeur d'Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek where the mine is located.

Mineral Lease

On July 14, 2000 the Company entered into a purchase agreement for the Silver Strand mine with Trend Mining Company. The purchase agreement covers 15 unpatented lode claims (approximately 300 acres)located on land administered by the U.S. Forest Service. Upon execution of the purchase agreement the Company issued 50,000 shares of Common Stock to Trend Mining Company. The purchase agreement requires New Jersey Mining Company to spend $200,000 in exploration and development work commitments on the Silver Strand Mine over three years from the date of the agreement. The work commitment calls for New Jersey to spend $25,000 in year one, $50,000 in year two and $125,000 in year three. Excess expenditures in any year may be applied towards the next year's work commitment. At the option of the Company, the work commitment is also payable in New Jersey Mining Company Common Stock should the Company fail to meet the work commitment. The value of the Common Stock would be the average of the bid and ask prices for last month of the project year. Trend Mining Company retains a 1.5% Net Smelter Royalty (NSR) capped at $50,000 after which the NSR decreases to 0.5%.

History

The Silver Strand deposit was discovered during nearby logging activity during the 1960's and mined during the 1970's and 1980's for siliceous smelter flux. Production was 13,752 tons grading 0.093 ounces per ton gold,
9.6 ounces per ton silver and 87.1% silica. The mining operation was shut down when the ASARCO Tacoma smelter closed in the early 1980's. Previous owner/operators include Silver Strand Mining Company, Silver Trend Mining Company and Trend Mining Company. Mine Systems Design, Inc. (MSD) had an exploration agreement with Silver Trend Mining Company that was terminated in 1997. During the term of that lease, MSD made an agreement with U.S. Bureau of Mines, Spokane Research Center to conduct a mining research product at the Silver Strand mine. The USBM monitored water quality and flows from the mine, maintained the underground openings and conducted some diamond drilling.

Present Condition and Work Completed on the Property

The Silver Strand mine is an underground mine that was mined during the 1970's. No mining has taken place at the property since that time. Since mining was suspended only limited exploration has taken place at the Silver Strand including geochemical sampling and diamond drilling. In 1997, Silver Trend Mining Company completed a four hole surface diamond drilling program which totaled 2,600 feet. The mine is accessed by three horizontal openings called levels: the No. 2 Level, the No. 225 Level and the No. 3 Level which is the lowest level and is located at the creek bottom adjacent to forest road No. 411. All three levels are accessible from the surface via a network of dirt roads. The USBM installed a large culvert at the portal of the No. 3 Level in order to stabilize that entrance. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site. Any electrical energy requirements would have to be satisfied with an on-site generator.

As of December 31, 2000 the Company had spent $3,441 since the acquisition of the property in July, 2000. Activities included lode claim maintenance, metallurgical testwork on Silver Strand ore and preliminary environmental activity. The Company plans to submit a Plan of Operation to the U.S. Forest Service this year for a seasonal mining and exploration program at the Silver Strand. The proposed operation would consist of mining the remaining reserves and the Silver Strand and shipping the ore to the New Jersey mill. The approval of a Plan of Operation for the Silver Strand is not guaranteed. If the Company receives approval of a Plan of Operation, the commencement of an operation is still dependent on the improvement of current silver and gold prices and the ability of the Company to raise sufficient funds.

Geology and Reserve/Resource

The description of the geology of the Silver Strand mine has been completed by the Company and an independent third party, Don Springer - a former
Coeur d'Alene District consulting geologist. The description of the geology of the area can be verified from third party published reports by Alfred L. Anderson of the Idaho Bureau of Mines and Geology (Pamphlet 53). Mr. Springer completed the calculations of the proven reserves while the Company is responsible for the probable reserve calculations.

Geology

The Silver Strand is located in the Belt Basin about 25 miles northwest of the Coeur d'Alene Mining District. The upper part of the Revett Formation outcrops at the mine. The upper Revett member contains alternating sequences of quartzite and siltite-argillite. Beds dip shallowly to moderately northerly (30 -50 degrees). Alfred L. Anderson of the Idaho Bureau of Mines and Geology mapped the geology and discussed the mineral resources of Kootenai County in 1940 (Pamphlet 53). Anderson combined the Burke and Revett formations and estimated the combined thickness to be from 1,000 to 3000 feet. There are no major intrusive rocks near the Silver Strand mine.
A major diabase dike has intruded the Silver Strand mineralized zone. The diabase dike is weathered and altered near the surface, but appears fresh in deeper drill hole intercepts. The Burnt Cabin fault is the major geologic structure near the Silver Strand mine.

The Silver Strand orebody consists of a nearly-vertical, silicified (quartz) replacement zone which cuts the flat to moderately dipping Revett beds. The zone is not a fissure-filling vein. The boundaries and shape of the silicified zone were determined to some extent by the 1997 diamond drilling program. The sulfide ore mined to date appears to be enclosed within the quartz zone. The ore is black and very fine-grained. Sulfide minerals are not easy to identify because of the fine-grained texture. Occasional euhedral crystals of pyrite can be observed, and tetrahedrite is visible in the higher grade ore. Minerals observed by microscopic study during metallurgical tests include: pyrite, tetrahedrite, tennatite, sphalerite, arsenopyrite and stibnite.

Reserves

The Silver Strand orebody was mined by underground methods from the surface to a depth of approximately 150 feet. The orebody has a mining width of about 15 feet and a strike length of just under 100 feet. The proven reserve block of 4,500 tons resides between the No. 3 and No. 225 Levels and is exposed vertically by a raise. The probable reserve block is a projection of the orebody 75 feet below the No. 3 level. Grades for the reserve blocks are based on previous ore production grades and channel sampling of the raise.

Silver Strand Mine Reserve (Proven and Probable)
============================================================================
Ore Blocks                 Tons          Gold Grade          Silver Grade
                                       (Au ounces/ton)     (Ag ounces/ton)
----------------------------------------------------------------------------
No. 3 Block (Proven)      4,500             0.093               9.6
No. 4 Block (Probable)    7,000             0.093               9.6
----------------------------------------------------------------------------
Total                    11,500             0.093               9.6
============================================================================

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

CAMP PROJECT

Location

The CAMP project is an exploration project located south of and adjacent to the City of Osburn, Idaho. The CAMP is accessed by the Mineral Point mine road otherwise known as the McFarren Gulch road. The CAMP is located in the approximate center of the silver belt of the Coeur d'Alene Mining District. The CAMP project covers approximately 380 acres. The Company controls 17.75% of the land in the CAMP. Merger Mines and Coeur d'Alene Mines Corp.(CDE:NYSE) control the remainder. Coeur d'Alene Mines Corp. is the operator of the property. This property was acquired by the Company in its January 1998 merger with Plainview Mining Co. The CAMP area extends from the surface to 900 feet below sea level. Sunshine Mining Company owns the mineral property beneath the CAMP property.

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

In 1978, Coeur d'Alene Mines Corp. signed a new lease agreement with Merger Mines and Plainview Mining Co. Coeur began an exploration program soon thereafter consisting of geochemical soil sampling, trenching, an exploration tunnel and diamond drilling (surface & underground). The exploration program continued through 1982. Coeur spent a total of $1,436,243 on the project. The property has not received any more exploration activity since 1982 and to the best of our knowledge Coeur has no plans for exploration.

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

WISCONSIN-TEDDY PROJECT

Summary

This project lies north of the New Jersey mine and is accessed by a local frontage road. The Company's claims cover 83 acres. The claims are unpatented and are on federal land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Preliminary field investigations have delineated a large structure about 30 meters in width which contains anomalous copper, lead and silver mineralization. One shallow exploration hole (500 feet) is planned for an initial investigation of this structure. This property may contain a vent or fracture system related to Sullivan-type mineralization. During 2000, NJMC rehabilitated the portal to the Teddy mine and inspected the tunnel and sampled mineralized areas. NJMC has plans to open the Wisconsin underground workings and sample areas which may indicate future drilling targets.

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

Quarterly High/Low Bids
============================================================================
                                                      High Bid      Low Bid
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2000
First Quarter                                         $ 0.16       $ 0.03
Second Quarter                                        $ 0.11       $ 0.06
Third Quarter                                         $ 0.06       $ 0.06
Fourth Quarter                                        $ 0.10       $ 0.05
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 1999
First Quarter                                         $ 0.19       $ 0.09
Second Quarter                                        $ 0.19       $ 0.06
Third Quarter                                         $ 0.16       $ 0.06
Fourth Quarter                                        $ 0.16       $ 0.06
============================================================================

Shareholders

As of December 31, 2000 there were approximately 394 shareholders of record of the Company's Common Stock. As of December 31, 2000 the Company had issued and outstanding 11,622,290 shares of Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

                                    ITEM 6.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's cash requirements were slightly higher in 2000 than 1999, for which the primary reason was investement related to the Silver Strand mine. Operating and administrative expenses increased from $274 in 1999 to $5,906 in 2000. Royalty from the lease of the New Jersey mine and mill facilities exceeded holding costs so the net income from operations in 2000 was $2,922 as compared to net income of $23,762 in 1999. The lease is continuing into 2001; therefore financial results in 2001 should be comparable to 2000.

In 2000, 150,000 shares of common stock in Consil Corporation were sold generating $7,586 in cash proceeds and $22,414 in capital loss. At year end 2000, Consil had no business plans for increasing shareholder value. New Jersey Mining Company's assets increased by $74,704 due to the aquisition of the Silver Strand mine. Total liabilities decreased from $19,346 in 1999 to $12,320 at the end of 2000.

With the acquisition of the Silver Strand mine, the Company's prospects for the future are more equally related to silver and gold prices versus just gold. Both gold and silver prices need to increase before the Company can resume financing activities or resume construction of the mineral processing plant or resume exploration and operations.

                                    ITEM 7.

                             FINANCIAL STATEMENTS


                        INDEPENDENT AUDITOR'S REPORT

                      [Nathan Wendt, C.P.A. LETTERHEAD]

Board of Directors
New Jersey Mining Company
PO Box 1019
Kellogg, Idaho 83837

Directors:

We have audited the accompanying balance sheet of New Jersey Mining Company (a development stage company)as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of New Jersey Mining Company. Our responsibility is to express an opinion on financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of New Jersey Mining Company at December 31, 2000, and the results of its operation and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has generated a loss to date and is in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Nathan Wendt
----------------
Certified Public Accountant

Kellogg, Idaho
February 28, 2001


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Dec. 31      Dec. 31       Dec. 31
                                           2000         1999          1998
                                          --------     ---------     --------
       Current Assets
              Cash                       $  1,772      $    282     $     85

       Property & Equipment
              Building                   $ 33,894      $ 33,894     $ 33,894

              Equipment                  $246,536      $246,536     $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881     $ 80,881

              Investment in Silver
              Strand                     $ 74,704

              Investment in Consil
              Corporation                $  7,000      $ 38,000     $ 85,500

              Mining Reclamation Bond    $  2,073      $  1,722     $  1,722

              Goodwill                   $ 30,950      $ 30,950     $ 30,950

       Total Assets                      $477,810      $432,265     $479,568

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $      0      $  7,979

             Current Maturities of
             Capital Lease Obligations  $  6,645      $ 10,860      $ 11,500

       Total Current Liabilities        $  6,645      $ 10,860      $ 19,479

       Capital Lease Obligations
       (less current maturities)        $  5,675      $  8,486      $ 23,432

       Total Liabilities                $ 12,320      $ 19,346      $ 42,911

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2000 Dec. 31, 2000
       13,569,434 Issued                $ 720,899

       1999 Dec. 31, 1999                              $647,836
       13,457,334 Issued

       1998 Dec. 31, 1998
       13,378,634 Issued                                            $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)   $(136,300)
       (1,947,744 shares)

       Retained Earnings                $ (44,230)     $(23,738)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $(74,879)    $(74,879)

       Total Stockholders Equity        $ 465,490      $412,919     $436,657

       Total Liabilities and
       Stockholders Equity              $ 477,810      $432,265     $479,568

                              STATEMENT OF OPERATIONS

                                        Dec. 31       Dec. 31       Dec. 31
                                         2000           1999          1998
                                        --------      -------       --------
Revenues                               $  8,828      $ 24,036      $    761

Operating and Administrative Expenses  $ (5,906)     $   (274)     $(31,466)

Net Income or (Loss and Deficit
Accumulated in the Development Stage)  $  2,922      $ 23,762      $(30,705)

Loss on Devaluation of Investments     $(23,414)     $(47,500)

Net Loss                               $(20,492)     $(23,738)     $(30,705)

Basic Earnings (Loss) Per Share        $ (0.001)     $(0.002)      $(0.003)


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

Exchange of
Common Stock for
756,126 shares of
Plainview Mining
Company,Inc.
December 1998    1,512,252      $152,000                            $152,000

Net Loss year
ended December
31, 1998                                                $(30,705)   $(30,705)

Balances
December
31, 1998        11,430,890      $647,836   $(136,300)   $(74,879)   $436,657

Issuance of
common shares
for services
1999                79,300                                          $ -0-

Net Loss year
ended December
31, 1999                                                $(23,738)   $(23,738)

Balances
December
31, 1999        11,510,190     $647,836    $(136,300)   $(98,617)   $412,919

Issuance of
common shares
for investments
2000                50,000     $ 68,750                             $ 68,750

Issuance of
common shares
for services
2000                62,100     $  4,313                             $  4,313

Net Loss year
Ended December
31, 2000                                                $(20,492)   $(20,492)

Balances
December 31,
2000            11,622,290     $720,899    $(136,300)   $(119,109)  $465,490

                             STATEMENT OF CASH FLOWS

                                        Dec. 31        Dec. 31       Dec. 31
                                          2000          1999          1998
                                        --------       -------       --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $(20,492)      $ 23,762     $(30,705)

       Increase in investment in
       Silver Strand                   $  3,441


       Decrease in accounts payable
       and accrued expenses            $      0       $ (7,979)    $ (2,303)

       Net cash used in operating
       activities                      $(17,051)      $ 15,783     $(33,008)

Cash Flows From Investing Activities

       Net Loss due to investing
       activities                      $ 25,567

       Additions to property and
       equipment                       $   -0-        $   -0-      $( 5,561)

       Proceeds from sale of
       equipment                       $   -0-        $   -0-      $  1,079

       Proceeds from sale of
       investments                     $   -0-        $   -0-      $  4,500

       Net cash used in investing
       activities                      $ 25,567       $   -0-      $     18

Cash Flows From Financing Activities

       Proceeds from sale of common
       stock                           $    -0-       $   -0-      $ 29,753

       Principal payments on capital
       lease obligations               $( 7,026)      $(15,586)    $(10,291)

       Proceeds from purchase of
       Plainview Mining Company        $    -0-       $   -0-      $ 13,434

       Net cash provided by
       financing activities            $( 7,026)      $(15,586)    $ 32,896

Net Increase (Decrease)in Cash         $   1,490      $    197     $    (94)

Cash, Beginning of Year                $     282      $     85     $    179

Cash, End of Year                      $   1,772      $    282     $     85


Supplemental Schedule of Noncash
Investing and Financing
Activities


        Investment in Silver Strand                                $(71,263)


        Capital Lease Obligation
        for equipment acquired                                     $  6,641

        Acquisition of Plainview
        Mining Company, Inc. in
        Exchange for Common Stock                                  $152,000

        Devaluation of Investment
        in Consil Corporation                                     $(47,500)




                       NOTES TO FINANCIAL STATEMENTS

                                     2000

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

Summary of Significant Accounting Policies:

a. Plant and equipment - Plant and equipment are stated at cost.  No
b. depreciation has been recorded through December 31, 2000, as substantially
c. all assets are under construction or have not yet been placed into service. Depreciation will be provided when the assets are placed into service,
d. using straight-line and accelerated methods over the estimated useful lives
e. of the assets.

b. Deferred development costs - Certain costs of developing the Company's mining claims and related property have been capitalized. Such costs, consisting principally of clearing, drilling, blasting, and similar activities, less nominal sales of concentrate, will be amortized to expense based on production. If production does not commence, the costs will be charged to expense.

c. Impairment - Impairment is recognized when it is probable that a loss will be incurred in the realization of a recorded asset. Management has determined that no impairment of assets has occurred at December 31, 2000, as adequate ore reserves are available for production and sale to recover all capitalized costs.

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

NOTE 2 - LEASES OF MINING CLAIMS

The Company has been assigned mining leases with Gold Run Gulch Mining
Company and William Zanetti. The leases provide for the Company's exploration, development, and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if the price of gold exceeds $578 per troy ounce. Also, advance royalties totaling $2,900 are required under the lease. The advance royalties, charged to expense as incurred, are accumulated and will be credited against the production royalty obligations. The lessors may terminate the leases upon the Company's failure to perform under the term of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

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

The acquisition of 1,947,144 shares of the Company's Common Stock owned by Plainview was accounted for in 1998 as a purchase of treasury stock, based on the fair value of the shares issued, $0.07, or $136,000.

At March 12, 1998, Plainview's summarized (unaudited) balance sheet consisted of the following at fair values:

      Assets:
            Cash                                 $ 12,750
            Property & mining claims             $ 30,000
            Investment, at cost:
                  Consil Corporation             $ 90,000
                  New Jersey Mining Company      $136,300
                  (1,947,144 common shares)
                  Goodwill                       $ 30,950
                                                 --------
                        Total Assets             $300,000

      Stockholders' equity                       $300,000

NOTE 4 - INVESTMENTS

The Company owns 35,000 shares of Consil Corporation. These shares were received from the merger with Plainview (see Note 3). At the date of the merger these shares were valued at $0.45 per share or $85,500. During all of 2000, the price of these shares was below $0.15 per share. Due to Consil Corporation's lack of a business plan, the value is not expected to rise above $0.20 per share. Our value of shares owned is $7,000.

The Company purchased from Trend Mining Company on July 14, 2000 the Silver Strand unpatented mining claims and property in exchange for stock and future royalty commitments.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease obligations. The capitalized cost of such equipment at December 31, 2000 totaled $54,273. Amortization of the cost has not begun (see Note 1). In January 1999, the Company entered into a royalty agreement with Mine Systems Design, Inc. (MSD). The agreement states that MSD will pay all of the accounts payable, expenses, and yearly lease obligations in exchange for use of the Company's equipment. During 2000, the total royalties received were $7,026. Following are the future minimum lease payments and net capital lease obligations at December 31,
 2000:

            Years Ending December 31                  Amount
            ------------------------                  -------
            2001                                      $ 7,686
            2002                                      $ 5,995
                                                      -------
            Total minimum payments required           $13,681
            Less Interest                             $ 1,361
                                                      -------
            Net capital lease obligations             $12,320
            Less current maturities                   $ 6,645
                                                      -------
            Noncurrent capital lease obligations      $ 5,675

Interest expense totaled $0 for 2000.

NOTE 6 - INCOME TAXES

At December 31, 2000, the Company had deferred tax assets of $20,000, which were fully reserved by valuation allowances. For the year ended December 31, 2000, the Company has recognized the net tax benefit for its operating loss in the statement of operations, as valuation allowances offset such benefit.

The Company has a tax-basis operating loss carry-forward of approximately $119,109 that is available to offset future taxable income through 2015.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, although the Company is in the development stage. As shown in the accompanying statement of operations, the Company incurred a net loss of $20,492 in 2000. The ability of the Company to recover its capitalized costs of assets and continue as a going concern is dependent upon the Company's evolution to the operating stage, the success of future operations, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                    ITEM 8.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

                                   ITEM 9.

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
      WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers
============================================================================
Name & Address          Age        Position        Date First        Term
                                                    Elected         Expires
----------------------------------------------------------------------------
Fred W. Brackebusch     56         President        7/18/96
P.O. Box 1019                      Director
Kellogg, Idaho 83837               Treasurer
----------------------------------------------------------------------------
Grant A. Brackebusch    31         Vice President   7/18/96
P.O. Box 131                       Director
Silverton, ID 83867
----------------------------------------------------------------------------
Charles F. Asher        76         Director          1/1/97
15 Alvarado
Rancho Viejo
TX 78575
----------------------------------------------------------------------------
Tina C. Brackebusch     31         Secretary         1/1/97
P.O. Box 131
Silverton, ID 83867
----------------------------------------------------------------------------
Ronald Eggart          79          Director          1/1/97
HC-01 Box 187
Kellogg, ID 83837
----------------------------------------------------------------------------
Kurt J. Hoffman        34          Director          9/29/97
4005 E. Riverview Terrace
Post Falls, ID 83854
============================================================================

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. is the President and a Director of the Company. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control and mine feasibility studies. He has over 25 years of experience in the Coeur d'Alene Mining District principally with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business, since 1987. Mr. Brackebusch is also on the Board of Directors of Mascot Silver-Lead Mines, Inc.

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. in open pit mine planning and pit supervision for 3 years. Since that time he as worked with Mine Systems Design performing various engineering and geotechnical tasks. He also supervised New Jersey Mining Co.'s mining and milling operations prior to the suspension of operations.

Charles Asher is a Director of the Company. He is also President and a Director of Mascot Silver-Lead Mines Inc. He was formerly President of Plainview Mining Co. and Silver Trend Mining Co. Mr. Asher has extensive experience as an underground mine operator in the Coeur d'Alene Mining District.

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


Family Relationships

Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

                                   ITEM 10.

                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name &      Year    Salary     Bonus    Other      Restrct.  Options    LTIP
Principal            ($)       ($)      Annual     Stock      SARs     Payout
Position                                Comp.($)   Awards($)             ($)
----------------------------------------------------------------------------
F.          1998     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 1999     -0-        -0-       -0-        -0-        -0-      -0-
President   2000     -0-        -0-       -0-        188        -0-      -0-
----------------------------------------------------------------------------
G.          1998     -0-        -0-       -0-        -0-        -0-      -0
Brackebusch 1999     -0-        -0-       -0-        -0-        -0-      -0-
Vice Pres.  2000     -0-        -0-       -0-        188        -0-      -0-
----------------------------------------------------------------------------
C. Asher    1998     -0-        -0-       -0-        -0-        -0-      -0-
Director    1999     -0-        -0-       -0-        -0-        -0-      -0-
            2000     -0-        -0-       -0-        188        -0-      -0-
----------------------------------------------------------------------------
T.          1998     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 1999     -0-        -0-       -0-        -0-        -0-      -0-
Secretary   2000     -0-        -0-       -0-        188        -0-      -0-
----------------------------------------------------------------------------
R. Eggart   1998     -0-        -0-       -0-        -0-        -0-      -0-
Director    1999     -0-        -0-       -0-        -0-        -0-      -0-
            2000     -0-        -0-       -0-        188        -0-      -0-
----------------------------------------------------------------------------
K. Hoffman  1998     -0-        -0-       -0-        -0-        -0-      -0-
Director    1999     -0-        -0-       -0-        -0-        -0-      -0-
            2000     -0-        -0-       -0-        188        -0-      -0-
============================================================================

There been no accruance for, any Officer or Director of the Company for cash remuneration for services which are related to the duties of those Officers or Directors. There are no immediate plans to pay any cash remuneration to any Officers or Directors related to their respective duties until the Company is able to afford payment.

The Board of Directors agreed to pay Officers and Directors for their services 3,000 shares of restricted (Rule 144) common stock per year for the years 1998, 1999 and 2000.. There are no plans at this time to change the number of shares awarded to Directors and Officers of the Company. No value was ascribed to the stock in 1998 and 1999. However, a value of $0.0625 per share was ascribed to the shares in 2000. The Company does not have a standard arrangement pursuant to which Directors or Officers are compensated for their services.

                                   ITEM 11.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT


The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - March 8, 2001.

Security Ownership of Certain Beneficial Owners and Management
============================================================================
Title Of     Name and Address of         Amount & Nature of       Percent of
Class         Beneficial Owner            Beneficial Owner          Class
----------------------------------------------------------------------------
Common       Plainview Shareholders Trust    832,634 (a)              7.16%
             Tina C. Brackebusch, Trustee
             P.O. Box  1019
             Kellogg, ID 83837
----------------------------------------------------------------------------
Common       Fred W. Brackebusch           6,885,976 indirect(b)      59.41%
             President & Director             19,000 direct
             P.O. Box 1019
             Kellogg, Idaho 83837
----------------------------------------------------------------------------
Common       Grant A. Brackebusch            797,324 indirect(c)       7.08%
             Vice Pres. & Director             25,676 direct
             P.O. Box 131
             Silverton, ID 83837
----------------------------------------------------------------------------
Common       Charles F. Asher, Director        55,000                   0.47%
             15 Alvarado
             Rancho Viejo, TX 78575
----------------------------------------------------------------------------
Common       Tina C. Brackebusch, Secretary     9,000                   0.08%
             P.O. Box 131
             Silverton, ID 83867
----------------------------------------------------------------------------
Common       Ronald Eggart, Director           48,332                   0.42%
             HC-01 Box 187
             Kellogg, ID 83837
----------------------------------------------------------------------------
Common       Kurt Hoffman, Director            11,000                   0.09%
             4005 E. Riverview Terrace
             Post Falls, ID 83854
============================================================================

(a) The Plainview Shareholders Trust was created in order to hold shares for
(b) those shareholders of Plainview Mining Company who have not participated
(c) in the merger with the Company as of this date. As Plainview shareholders
(d)  exchange their shares for New Jersey shares, the number of shares in the
(e)  Trust declines. Tina C. Brackebusch is the Trustee and retains the right
(f) to vote those shares. The Plainview Shareholders Trust does not have the
(g)  right to acquire any securities pursuant to options, warrants, conversion
(h) privileges or other rights.

(b) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 7,683,300 common shares of New Jersey Mining Co. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(c) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 7,683,300 common shares of New Jersey Mining Co. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

                                    ITEM 12.

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 14, 2000 the Company entered into an agreement for the purchase of the Silver Strand unpatented lode claims from Trend Mining Company. At the time Mr. Fred Brackebusch was a Director of Trend Mining Company. Mr. Kurt Hoffman is the CEO and a Director of Trend Mining Company. Mr. Fred Brackebusch has since resigned as a Director of Trend Mining Company effective March 16, 2001.

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

Exhibit 10.2 Lease Agreement with William Zanetti - Filed as an exhibit to the registrant's registration statement on Form 10-SB
(Commission File No. 000-28837) and incorporated by reference herein.

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

                                      New Jersey Mining Company

Date: March 21, 2001                  By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: March 21, 2001                  By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President
                                      and Director
PAGE>