Form 10QSB
period 2001-03-31
NEW JERSEY MINING CO
filed 2001-05-15
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

      Common                                           OTCBB
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


The number of outstanding shares of the registrant's common stock at March 7,
2001 was   11,622,790 shares
           -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash decreased to $1,202 for the current quarter compared to $1,722 at the end of the last fiscal year and $1,787 for the quarter ending March 31, 2000. Investment in ConSil Corporation declined from $35,000 one year ago to $7,000 in the current quarter due to the sale of stock later in the year 2000. Investment in the Silver Strand mine occurred after the first quarter of 2000 so "other-assets" are greater in the current quarter. Capital lease obligations declined from $10,860 one year ago to $6,645 in the current quarter because of lease payments made.

The Company currently leases the New Jersey mill and mine facilities to the largest shareholder. Should gold and silver prices rise from the current low levels, the Company may be able to resume financing activities. The Company would be able to end the lease arrangement with the current lesee and resume construction of the mineral processing plant, exploration, and mining activities. It is planned to meet cash requirements in the foreseeable future from royalty payments by the lesee.

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

For a more complete description of the Company's properties refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of March 31, 2001 and March 31, 2000                 F/S-1

Statements of Operations for the three months ended
March 31, 2001 and 2000.                                               F/S-2

Statements of Cash Flow for the three months ended
March 31, 2001 and 2000.                                               F/S-3

Notes to Interim Financial Statements                                  F/S-4

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Mar. 31      Mar. 31
                                           2001         2000
                                          --------     ---------
       Current Assets
              Cash                       $  1,202      $  1,787
       Property & Equipment
              Building                   $ 33,894      $ 33,894
              Equipment                  $246,536      $246,536
       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881
              Investment in Consil
              Corporation                $  7,000      $ 35,000
              Investment in Silver
              Strand                     $ 74,704
              Mining Reclamation Bond    $  2,196      $  2,073
              Goodwill                   $ 30,950      $ 30,950
       Total Assets                      $477,363      $431,121

LIABILITIES AND STOCKHOLDERS EQUITY

       Current Liabilities
              Accounts Payable &
              accrued expenses          $      0      $      0
             Current Maturities of
             Capital Lease Obligations  $  6,645      $ 10,860
       Total Current Liabilities        $  6,645      $ 10,860

       Capital Lease Obligations
       (less current maturities)        $  5,675     $  8,486

       Total Liabilities                $ 12,320      $ 19,346

       Stockholders Equity
       Preferred Stock
       No shares issued
       Common Stock
       No Par Value, 20,000,000 shares authorized
       2001 Mar. 31, 2001
       13,569,434 Issued                $ 720,899
       2000 Mar. 31, 2000
       13,457,334 Issued                               $ 647,836
       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)
       Retained Earnings                $ (44,677)     $ (24,882)
       Deficit Accumulated in
       the Development Stage            $ (74,879)     $ (74,879)
       Total Stockholders Equity        $ 465,043      $ 411,775
       Total Liabilities and
       Stockholders Equity              $ 477,363      $ 431,121

                                   F/S-1

                              STATEMENT OF OPERATIONS

                                        Mar. 31       Mar. 31
                                         2001          2000
                                        --------      -------
Revenues                               $    449      $  (789)

Operating and Administrative Expenses  $   (896)     $  (355)

Net Income from Operations(Loss)       $   (447)     $ (1,144)

Loss on Devaluation of Investments     $    -0-      $      0

Net Loss                               $   (447)     $ (1,144)

Basic Earnings (Loss) Per Share        $  (0.00)     $  (0.00)







































                                   F/S-2

                         STATEMENT OF CASH FLOWS

                                        Mar. 31        Mar. 31
                                          2000          2001
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $   (447)      $ (1,144)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $      0       $  1,480

       Decrease in accounts payable
       and accrued expenses            $      0       $      0

       Net cash from operating
       activities                      $      0       $    336

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $      0      $       0

       Proceeds from sale of
       investments                     $             $   1,520

       Increase in Reclamation Bond    $   (123)     $    (351)

       Net cash from investing
       activities                      $   (123)     $   1,169

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $      0       $      0

       Net cash provided by
       financing activities            $      0       $      0

Net Increase (Decrease)in Cash         $   (570)      $  1,505

Cash, Beginning of Quarter             $   1,772      $    282

Cash, End of Quarter                   $   1,202      $  1,787









                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

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

Note 2 - Leases of Mining Claims

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $578 per troy ounce. Also, annual advance royalties totaling $2,900 are required under the leases. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lessor may terminate the leases upon the Company's failure to perform under these terms of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.















                                  F/S-4

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: May 4, 2001                     By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: May 4, 2001                     By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director