Form 10-Q
period 2001-06-30
NEW JERSEY MINING CO
filed 2001-08-02
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2001

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


The number of outstanding shares of the registrant's common stock at July 17,
2001 was   11,692,240 shares
           -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash decreased to $372 for the current quarter compared to $1,722 at the end of the last fiscal year and $7,054 for the quarter ending June 30, 2000. Capital lease obligations declined from $13,450 one year ago to $8,919 in the current quarter because of lease payments made.

The Company currently leases the New Jersey mill and mine facilities to the largest shareholder. Should gold and silver prices rise from the current low levels, the Company may be able to resume financing activities. The Company would be able to end the lease arrangement with the current lessee and resume construction of the mineral processing plant, exploration, and mining activities. It is planned to meet cash requirements in the foreseeable future from royalty payments by the lessee and monthly payments due from the lessee of the CAMP project.

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District of northern Idaho. The Company has a portfolio of five mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the Silver Strand mine, the Lost Eagle project, the CAMP project and the Wisconsin-Teddy project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other three properties are exploration stage properties.

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

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of June 30, 2001 and June 30, 2000.                  F/S-1

Statements of Operations for the six months ended
June 30, 2001 and 2000.                                                F/S-2

Statements of Cash Flow for the six months ended
June 30, 2001 and 2000.                                                F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          June 30      June 30
                                           2001         2000
                                          --------    ---------
       Current Assets
              Cash                       $    372      $  7,054

       Property & Equipment
              Building                   $ 33,894      $ 33,894

              Equipment                  $246,536      $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881

              Investment in Consil
              Corporation                $  7,000      $  8,000

              Investment in Silver
              Strand                     $ 74,704

              Mining Reclamation Bond    $  2,196      $  2,073

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $476,533      $409,388

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $      0

             Current Maturities of
             Capital Lease Obligations  $  4,245      $  4,964

       Total Current Liabilities        $  4,245      $  4,964

       Capital Lease Obligations
       (less current maturities)        $  4,674      $  8,486

       Total Liabilities                $  8,919      $ 13,450

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2001 June 30, 2001
       13,639,984 Issued                $ 720,899

       2000 June 30, 2000
       13,457,334 Issued                               $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (44,229)     $ (23,738)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $ (74,879)

       Net Income                       $   2,123      $ (16,981)

       Total Stockholders Equity        $ 467,614      $ 395,938

       Total Liabilities and
       Stockholders Equity              $ 476,533      $ 409,388

                                   F/S-1

                              STATEMENT OF OPERATIONS

                                        June 30       June 30
                                         2001          2000
                                        --------      -------
Revenues                               $   4,153     $(15,516)

Operating and Administrative Expenses  $   2,030     $ (1,465)

Net Income from Operations(Loss)       $   2,123     $(16,981)

Loss on Devaluation of Investments     $    -0-      $     -0-

Net Gain (Loss)                        $   2,123     $(16,981)

Basic Earnings (Loss) Per Share        $  (0.00)     $  (0.00)


                                   F/S-2

                             STATEMENT OF CASH FLOWS

                                        June 30        June 30
                                          2000          2001
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $   2,123      $(16,981)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $      0       $ 22,414

       Decrease in accounts payable
       and accrued expenses            $      0       $      0

       Net cash from operating
       activities                      $      0       $  5,433

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $      0       $       0

       Proceeds from sale of
       investments                     $              $   7,586

       Increase in Reclamation Bond    $   (123)      $    (351)

       Net cash from investing
       activities                      $   (123)      $   7,235

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $  (3,400)     $  (5,896)

       Net cash provided by
       financing activities            $  (3,400)     $  (5,896)

Net Increase (Decrease)in Cash         $  (1,400)     $   6,772

Cash, Beginning of Year                $   1,772      $     282

Cash, End of 2nd Quarter               $     372      $   7,054


                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

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

Date: July 26, 2001                   By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: July 26, 2001                   By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director