Form 10-Q
period 2001-09-30
NEW JERSEY MINING CO
filed 2001-11-06
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended September 30, 2001

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


The number of outstanding shares of the registrant's common stock at
October 11, 2001 was   12,947,240 shares
                       -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash decreased to $493 for the current quarter compared to $1,722 at the end of the last fiscal year and $1,831 for the quarter ending September 30, 2000. Capital lease obligations declined from $13,450 one year ago to $8,919 in the current quarter because of lease payments made. During the quarter a royalty-work commitment for the Silver Strand mine was transferred from Trend Mining Co. to an affiliate, thus reducing any future potential problems with meeting the work commitments. Also, the Company acquired the Roughwater copper-gold-PGE property through an exchange of stock.

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

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District and nearby areas of northern Idaho. The Company has a portfolio of six mineral properties: the New Jersey mine, the Silver Strand mine, the Lost Eagle project, the CAMP project, the Wisconsin-Teddy project and the Roughwater project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other four properties are exploration stage properties. For a more complete description of the Company's properties refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Exhibits
None

Reports on Form 8-K
No reports on Form 8-K were filed by the registrant during the period covered by this report.

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of September 30, 2001 and September 30, 2000.        F/S-1

Statements of Operations for the nine months ended
September 30, 2001 and 2000.                                           F/S-2

Statements of Cash Flow for the nine months ended
September 30, 2001 and 2000.                                           F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Sept 30      Sept 30
                                           2001         2000
                                          --------    ---------
       Current Assets
              Cash                       $    493      $  1,831

       Property & Equipment
              Building                   $ 33,894      $ 33,894

              Equipment                  $246,536      $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881

              Investment in Consil
              Corporation                $  3,000      $  8,000

              Investment in Silver
              Strand                     $ 74,704

              Mining Reclamation Bond    $  2,196      $  2,073

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $472,654      $404,165

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0      $      0

             Current Maturities of
             Capital Lease Obligations  $  4,245      $  4,964

       Total Current Liabilities        $  4,245      $  4,964

       Capital Lease Obligations
       (less current maturities)        $  4,674      $  8,486

       Total Liabilities                $  8,919      $ 13,450

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2001 Sept 30, 2001
       14,894,984 Issued                $ 720,899

       2000 Sept 30, 2000
       13,545,334 Issued                               $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (44,229)     $ (23,738)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $ (74,879)

       Net Income                       $  (1,756)     $ (22,204)

       Total Stockholders Equity        $ 463,735      $ 390,715

       Total Liabilities and
       Stockholders Equity              $ 472,654      $ 404,165

                                   F/S-1

                              STATEMENT OF OPERATIONS

                                        Sept 30       Sept 30
                                         2001          2000
                                        --------      -------
Revenues                               $   1,847     $(15,031)

Operating and Administrative Expenses  $   3,603     $ (7,173)

Net Income from Operations(Loss)       $  (1,756)    $(22,204)

Loss on Devaluation of Investments     $    -0-      $     -0-

Net Gain (Loss)                        $  (1,756)    $(22,204)

Basic Earnings (Loss) Per Share        $  (0.000)     $(0.002)


                                   F/S-2

                             STATEMENT OF CASH FLOWS

                                        Sept 30        Sept 30
                                          2001          2000
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $  (1,756)      $(22,204)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $   2,608      $  22,414

       Decrease in accounts payable
       and accrued expenses            $      0       $       0

       Net cash from operating
       activities                      $     852      $     210

Cash Flows From Investing Activities

       Proceeds from sale of
       investments                     $   1,392      $   7,586

       Increase in Reclamation Bond    $   (123)      $    (351)

       Net cash from investing
       activities                      $   1,269      $   7,235

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $  (3,400)     $  (5,896)

       Net cash provided by
       financing activities            $  (3,400)     $  (5,896)

Net Increase (Decrease) in Cash        $  (1,279)     $   1,549

Cash, Beginning of Year                $   1,772      $     282

Cash, End of 3rd Quarter               $     493      $   1,831


                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 incorporated by reference herein.

Note 1 - Form and Organization

New Jersey Mining Company (the company) is a corporation organized under the laws of the State of Idaho on July 18, 1996. The Company was dormant until December 31,1996, when all of the assets and liabilities of the New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The New Jersey Joint Venture, a partnership, was formed in 1994 to develop the New Jersey mine.

Note 2 - Leases of Mining Claims

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $578 per troy ounce. Also, annual advance royalties totaling $2,900 are required under the leases. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lesser may terminate the leases upon the Company's failure to perform under these terms of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

                                  F/S-4

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: November 5, 2001                By /s/ FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: November 5, 2001                By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director