Form 10KSB
period 2001-12-31
NEW JERSEY MINING CO
filed 2002-03-22
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year. $  8,176
                                                        ---------------

The aggregate market value of the registrant's voting common stock held by non-affiliates was $477,847 as of March 1, 2002 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. As of March 1, 2002 the number of shares of common stock outstanding was 12,995,690.

                          TABLE OF CONTENTS
                                                                        Page
Glossary of Significant Mining Terms                                       2

                                    PART I

Item 1.  Description of Business.                                          4
Item 2.  Description of Property.                                          6
Item 3.  Legal Proceedings.                                               13
Item 4.  Submission of Matters to a Vote of Security Holders.             13

                                   PART II

Item 5.  Market for Common Equity and And Related Stockholder Matters.    13
Item 6.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.                                                14
Item 7.  Financial Statements.                                            14
Item 8.  Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.                                                     22

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act.                        22
Item 10. Executive Compensation.                                          23
Item 11. Security Ownership of Certain Beneficial Owners.                 24
Item 12. Certain Relationships and Related Transactions.                  25
Item 13. Exhibits and Reports on Form 8-K.                                25


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

Reserves- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are subcategorized as either proven (measured) reserves, for which
(a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and geologic character is so well defined that size, shape, depth, and mineral content are well-established; or probable (indicated) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

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

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a
Significant Amount of Assets Not in the Ordinary Course of Business.

There have been no material reclassifications, mergers or purchases or sales of a significant amount of assets not in the ordinary course of business for the past three years.

BUSINESS OF THE COMPANY

General Description of the Business

The company is involved in exploring for and developing gold, silver and base metal ore resources in northern Idaho. The Company has a portfolio of six mineral properties: the New Jersey mine, the Silver Strand mine, the CAMP project, the Lost Eagle project, the Wisconsin-Teddy project and the Roughwater Project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other four properties are exploration stage properties. The New Jersey mine is located 3 miles east of Kellogg, Idaho.

The Company's New Jersey mine property has an area of approximately 370 acres and includes a group of mineral leases. A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, four unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. Another mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Both of these mineral leases carry a 5% Net Smelter Royalty (NSR). A third mineral lease of 68 acres was acquired from Mine Systems Design, Inc. in September of 2001. This lease carries a 3% NSR.

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

The surface mining reclamation plan was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. A bond of $2,197 is held in a joint account to ensure that reclamation is completed.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is three including the President Fred Brackebusch, the Vice President Grant Brackebusch and Secretary Tina Brackebusch. There are no full-time employees at this time.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it did deliver an annual report to shareholders in February of 2002. The annual report did not contain audited financial statements, but an unaudited balance sheet was included. It is expected in the future that the Company may deliver annual reports with audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

The Company maintains a website where recent press releases and other information can be found. The address is www.newjerseymining.com.

                                    ITEM 2.

                           DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location

The New Jersey mine is located in the Gold Run Gulch area, comprising about 15 square miles in the Coeur d'Alene Mining District just east of Kellogg, Idaho. The mine is adjacent to Interstate 90 and is easily accessed by local roads throughout the entire year. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization. The controlled property, known as the New Jersey mine, has an area of approximately 370 acres and includes a group of mineral leases and property held by the Company.

Mineral Leases

A mineral lease from Gold Run Gulch Mining Company includes 5 patented claims containing 62 acres, seven unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. A second mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from Gold Run Gulch Mining Company and William Zanetti. The unpatented claims leased from Gold Run Gulch Mining Company are on federal land administered by the U.S. Bureau of Land Management. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the leases. The leases provide for royalties of 5% of net sales of ores or concentrates less transportation also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $587 per ounce as of December 31, 2001. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $2900 per year are required under the leases. The advance royalties are accumulated and will be credited against the royalty obligations. Both the Zanetti and Gold Run Gulch lease agreements are incorporated as exhibits by reference to the Company's Form 10-SB filing.

A third mineral lease was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR)royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, and except that the NSR shall not be less than 1%. No advance royalties are required by this lease. The Mine Systems Design, Inc. lease is included as an exhibit in this 10-K filing.

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

A 100 ton per day gravity mill has been built and commissioned. A crushing plant was built and commissioned in 1996. An open pit mining program on the Coleman vein was initiated in 1995. A series of haulage roads were also upgraded in order to provide access from the open pit operation to the gold plant (mill). Approximately 5,000 tons of ore were processed at the mill during 1995 through 1996. A gravity concentrate was produced and sold to ASARCO in East Helena, Montana. Gold recovery from the ore using gravity methods of concentration was relatively low (approx. 60%) so the decision was made to upgrade the mill to a CIL (Carbon-In-Leach) process. Testwork using the CIL process on New Jersey ores indicated gold recovery rates up to 95% were achievable. As previously stated the Company has received a Cyanide Permit from the State of Idaho (Permit No. CN-000027). In late 1996, the Company began construction the permitted CIL mill upgrade with work mainly consisting of the concrete foundation work for the new process facilities. Other work included carpentry and metal working tasks. This work was suspended in the spring of 1997 after completion of all the required concrete work due to an inability of the company to raise sufficient funds. Since 1997 only regular maintenance and upkeep (including environmental monitoring) and some geological work have been performed at the project site. During 2000, management of the Company completed a modest construction project, a 32 foot by 48 foot pole type building adjacent to the existing mill building.

During 2001, the Company completed a 325 meter diamond drilling exploration program at the New Jersey mine. Two holes were drilled to explore a geophysical anomaly detected in the autumn of 2000. The target was approximately 240 meters north of the pit wall of the open pit on the Coleman vein. One of the drill holes was inclined at 50 degrees with a bearing of due east while the other hole was vertical. The inclined hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content. The gold zone was composed of 0.70 grams per tonne gold over two separate 10 meter intervals. Although not economic ore, the zone is different than the Coleman vein system and significantly expands the area of known gold mineralization. Plans call for extending the vertical drill hole to intercept the projection of the Grenfel zone at depth.

If the Company can raise funds through a private placement, the following exploration and development is planned for the New Jersey mine.

1. Diamond Drilling - The Company would drill approximately 1,800 meters of diamond drill holes. A portion of this drilling, about 800 meters, would be done to increase the amount and certainty of gold resources on the Coleman vein. Some of this drilling would also be more exploratory in nature and would test geophysical anomalies and other vein prospects. This program would cost about $150,000.

2. Mill Upgrade - An intermediate upgrade to enhance the gold gravity recovery circuit by purchasing a new gravity concentrating machine is proposed. Should the metallurgical testwork prove positive, a new gravity concentrator may increase gold recovery from 70% to 80% and provide an intermediate upgrade step on the way to converting the mill to the CIL process where gold recovery is predicted to be 95%.

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

Geology

The Prichard formation, which is 25,000 feet in thickness, underlies the New Jersey mine area which is adjacent to and north of the major Osburn fault. The Osburn fault is in the center of a Proterozoic rifting basin. The Prichard formation is divided into nine rock units of alternating argillites and quartzites, and the units exposed in the New Jersey mine area appear to belong to the lower members. A broad domal structure with a series of tighter folds near the Osburn fault typifies the structure of the area. South of the Osburn fault, the Wallace formation is exposed on the north flank of the Big Creek anticline. A fault was discovered by the 2001 drilling program. The fault appears to be a fairly large east-west striking structure that may separate the Coleman veins from the Grenfel zone. Although, more information is required to confirm that hypothesis.

Gold mineralization is associated with sulfide-bearing quartz veins which cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tetrahedrite, galena, and sphalerite. Most commonly in the Coleman vein of the New Jersey mine visible gold is associated with the tetrahedrite. Gold prospects are concentrated in the New Jersey mine area possibly because of the presence of lower Prichard stratigraphic members, an anticlinal structure, and/or the existence of a gold source. Gold is associated with arsenic, copper, and antimony. Igneous dikes are relatively rare. Some wallrock alteration has been observed. The Coleman vein shows a characteristic brecciation The cumulative strike length of the veins on the property based on exposures in drifts, outcrops and float is about 460 meters.

Reserves

The only reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman Vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 short tons of gravity-mill production. Other sources include channel samples from the outcrop and also from the Keyhole Tunnel

Open Pit Reserve (Proven and Probable)
============================================================================
Ore Blocks                           Metric            Grade         Ounces
                                     Tonnes       (Au grams/tonne)    (Au)
----------------------------------------------------------------------------
Coleman (17+00-21+00)              56,520               4.56         8,306
Coleman Split (21+0-23+00)         21,320               3.53         2,420
North Vein (21+00)                  2,990               8.57           825
----------------------------------------------------------------------------
Total                              80,830               4.45        11,551
============================================================================

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. According to metallurgical testwork, approximately 95% of the gold contained in the
open pit reserve will be recovered at the mill using the CIL process.   The
reserve pit is based on a gold price of $350 per ounce.

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

Mineral Lease

On July 14, 2000 the Company entered into a purchase agreement for the Silver Strand mine with Trend Mining Company. The purchase agreement covers 15 unpatented lode claims (approximately 300 acres)located on land administered by the U.S. Forest Service. Upon execution of the purchase agreement the Company issued 50,000 shares of Common Stock to Trend Mining Company. The purchase agreement required New Jersey Mining Company to spend $200,000 in exploration and development work commitments on the Silver Strand Mine over three years from the date of the agreement. In July of 2001, Mine Systems Design, Inc., majority shareholder of New Jersey, acquired Trend's remaining interest in the Silver Strand including the 50,000 shares of NJMC. Mine Systems Design, Inc. waived the work commitments but retains a Net Smelter Return (NSR) royalty. The royalty is a 1.5% Net Smelter Return (NSR) capped at $50,000 after which the NSR decreases to 0.5%.

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

Present Condition and Work Completed on the Property

The Silver Strand mine is an underground mine that was mined during the 1970's and early 1980's. No mining has taken place at the property since that time. Since mining was suspended only limited exploration has taken place at the Silver Strand including geochemical sampling and diamond drilling. In 1997, Silver Trend Mining Company completed a four hole surface diamond drilling program which totaled 795 meters. The mine is accessed by three horizontal openings called levels: the No. 2 Level, the No. 225 Level and the No. 3 Level which is the lowest level and is located at the creek bottom adjacent to forest road No. 411. All three levels are accessible from the surface via a network of dirt roads. The USBM installed a large culvert at the portal of the No. 3 Level in order to stabilize that entrance. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site. Any electrical energy requirements would have to be satisfied with an on-site generator.

During 2001 only maintenance and upkeep tasks were done at the Silver Strand. A drilling program of $5,000 is planned for the Silver Strand. However, the proposed drilling program is dependent on the Company's ability to raise funds through a private placement, and will not be completed until such funds are in place.

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

Geology

The Silver Strand is located in the Belt Basin about 25 miles northwest of the Coeur d'Alene Mining District. The upper part of the Revett Formation outcrops at the mine. The upper Revett member contains alternating sequences of quartzite and siltite-argillite. Beds dip shallowly to moderately northerly (30 to 50 degrees). Alfred L. Anderson of the Idaho Bureau of Mines and Geology mapped the geology and discussed the mineral resources of Kootenai County in 1940 (Pamphlet 53). Anderson combined the Burke and Revett formations and estimated the combined thickness to be from 1,000 to 3000 feet. There are no major intrusive rocks near the Silver Strand mine.
A major diabase dike has intruded the Silver Strand mineralized zone. The diabase dike is weathered and altered near the surface, but appears fresh in deeper drill hole intercepts. The Burnt Cabin fault is the major geologic structure near the Silver Strand mine.

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

Silver Strand Mine Reserve (Proven and Probable)
============================================================================
Ore Blocks                Metric         Gold Grade          Silver Grade
                          Tonnes       (Au grams/tonne)     (Ag grams/tonne)
----------------------------------------------------------------------------
No. 3 Block (Proven)      4,080             3.19                 329
No. 4 Block (Probable)    6,350             3.19                 329
----------------------------------------------------------------------------
Total                    10,430             3.19                 329
============================================================================

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

CAMP PROJECT

Location

The CAMP project is an underground exploration project without known ore reserves. It is located south of and adjacent to the City of Osburn, Idaho. The CAMP is accessed by the Mineral Point mine road otherwise known as the McFarren Gulch road. The CAMP is located in the approximate center of the silver belt of the Coeur d'Alene Mining District. The CAMP project covers approximately 380 acres. The Company controls 17.75% of the land in the CAMP. Merger Mines and Coeur d'Alene Mines Corp.(CDE:NYSE)control the remainder. Coeur d'Alene Mines Corp. is the operator of the property. This property was acquired by the Company in its January 1998 merger with Plainview Mining Co. The CAMP area extends from the surface to 900 feet below sea level. Sunshine Mining Company owns the mineral property beneath the CAMP property.

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

LOST EAGLE PROJECT

Summary

The Lost Eagle is an exploration project without known ore reserves. It is located in the West Fork of Eagle Creek near Murray, Idaho. The outcrop of the Lost Eagle vein is located on the hillside above a USFS road. Access to the outcrop is by foot only. The Company's two lode claims cover 40 acres and are on federal land administered by the U.S. Forest Service. The project is a gold and silver exploration project. The Lost Eagle vein is a quartz vein carrying sulfides that outcrops in the Revett formation. The sulfide minerals found in the vein are galena, pyrite, hessite and petzite. Hessite is a silver telluride mineral and petzite is a gold-silver telluride mineral. The presence of tellurides is thought to be significant as tellurides are usually associated with high-grade gold deposits near alkaline-igneous bodies. However, no known igneous bodies are mapped in the area. Historical workings included two short adits, say 5 meters long, located along the strike of a quartz vein system. The upper adit established by the old-timers exposes the vein where it is mineralized. During 2001, the Company partially completed re-opening of the adit. Several channel samples of the vein were taken. A geochemical soil sampling grid was also completed. A lead anomaly was detected in the soil along the projected strike of the vein as well as near a major structure (fault)further up the hillside.

Plans call for completely re-opening the historic adit for additional sampling. Follow-up sampling and investigations of the surrounding geology of the area are also planned. If the Company can raise funds through a private placement of Common Stock, a 200 meter diamond drill hole to explore the stratigraphy would be drilled at the Lost Eagle.

WISCONSIN-TEDDY PROJECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves.
The project area lies north of the New Jersey mine and is accessed by a local frontage road. The Company's claims cover 83 acres. The claims are unpatented and are on federal land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Preliminary field investigations have delineated a large structure about 30 meters in width which contains anomalous copper, lead and silver mineralization. One shallow exploration hole (500 feet) is planned for an initial investigation of this structure. This property may contain a vent or fracture system related to Sullivan-type mineralization. During 2001, a small sampling program of surface outcrops was completed.

ROUGHWATER PROJECT

Roughwater is an exploration project without known ore reserves. The Roughwater prospect is comprised of nine unpatented claims in the Clark Fork mining district about 60 miles north of Kellogg. The property is located near Bear Creek in the Lightening Creek drainage. To date, the work completed on the property includes sampling of surface outcrops and preliminary metallurgical testwork. The property is a copper-gold showing with minor platinum group metal content. The host rock is a quartz diorite sill which has intruded the Prichard formation. A wide area of disseminated copper mineralization has been observed which may be a cumulate layer in the sill. Plans for the 2002 exploration season include a thorough follow-up surface reconnaissance of the Roughwater claim group.


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

The following table sets forth, for the respective periods indicated, the prices for the Company's Common Stock in the over-the-counter market according to the NASD's OTC Bulletin Board. These prices represent inter-dealer quotations, without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions. All prices in the following table have been rounded to the nearest whole cent.

Quarterly High/Low Bids
============================================================================
                                                      High Bid      Low Bid
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2001
First Quarter                                         $ 0.16       $ 0.03
Second Quarter                                        $ 0.18       $ 0.05
Third Quarter                                         $ 0.10       $ 0.06
Fourth Quarter                                        $ 0.12       $ 0.06
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2000
First Quarter                                         $ 0.16       $ 0.03
Second Quarter                                        $ 0.11       $ 0.06
Third Quarter                                         $ 0.06       $ 0.06
Fourth Quarter                                        $ 0.10       $ 0.05
============================================================================

Shareholders

As of December 31, 2001 there were approximately 410 shareholders of record of the Company's Common Stock. As of December 31, 2001 the Company had issued and outstanding 12,995,690 shares of Common Stock.

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

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

                                    ITEM 6.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's cash requirements were lower in 2001 than in 2000, for which the primary reason was reduced cash needed for capital lease payments. Operating and administrative expenses increased from $5,906 in 2000 to $12,016 in 2001. Royalty from the lease of the New Jersey mine and mill facilities was similar in 2001 to the previous year so net income declined from $2,922 to a net loss of $3,840 in 2001. The lease is continuing into 2002; therefore financial results in 2002 should be similar to 2001.

In 2001, 20,000 shares of common stock in Consil Corporation were sold generating $1,392 in cash proceeds and $2,608 in capital loss. At year end 2001, Consil had become a corporate shell with plans to become a medical device and dental service company, and a 25:1 reverse stock split was announced. New Jersey Mining Company's assets increased by $125,000 due to the acquisition of the Miner's Slough and Teddy fraction properties. Total liabilities decreased from $12,320 at the end of 2000 to $6,491 at the end of 2001.

With the acquisition of the Silver Strand mine in 2000 and the Lost Eagle prospect in 2001, the Company's prospects for the future are relatively equally related to silver and gold prices. Both gold and silver prices would have to increase significantly before the Company can resume financing activities or resume construction of the mineral processing plant or resume exploration and operations.

                                    ITEM 7.

                             FINANCIAL STATEMENTS


                        INDEPENDENT AUDITOR'S REPORT

                      [Nathan Wendt, C.P.A. LETTERHEAD]

Board of Directors
New Jersey Mining Company
PO Box 1019
Kellogg, Idaho 83837

Directors:

We have audited the accompanying balance sheet of New Jersey Mining Company (a development stage company)as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of New Jersey Mining Company. Our responsibility is to express an opinion on financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of New Jersey Mining Company at December 31, 2001, and the results of its operation and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

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

Kellogg, Idaho
March 4, 2002


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Dec. 31      Dec. 31       Dec. 31
                                           2001          2000          1999
                                          --------     ---------     --------
       Current Assets
              Cash                       $    211      $  1,772     $    282

       Property & Equipment
              Building                   $ 33,894      $ 33,894     $ 33,894

              Equipment                  $246,536      $246,536     $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881     $ 80,881

              Investment in Mining
              Claims                     $205,204      $ 74,704

              Investment in Consil
              Corporation                $  3,000      $  7,000     $ 38,000

              Mining Reclamation Bond    $  2,197      $  2,073     $  1,722

              Goodwill                   $ 30,950      $ 30,950     $ 30,950

       Total Assets                      $602,873      $477,810     $432,265

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $    570      $      0      $      0

             Current Maturities of
             Capital Lease Obligations  $  5,921      $  6,645      $ 10,860

       Total Current Liabilities        $  6,491      $  6,645      $ 10,860

       Capital Lease Obligations
       (less current maturities)        $      0      $  5,675      $  8,486

       Total Liabilities                $  6,491      $ 12,320      $ 19,346

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2000 Dec. 31, 2001
       14,942,834 Issued                $ 858,239

       2000 Dec. 31, 2000                              $ 720,899
       13,569,434 Issued

       1999 Dec. 31, 1999
       13,457,334 Issued                                            $ 647,836

       Treasury Stock                   $(136,300)     $(136,300)
$(136,300)
       (1,947,744 shares)

       Retained Earnings                $ (50,678)     $(44,230)    $(23,738)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $(74,879)    $(74,879)

       Total Stockholders Equity        $ 596,382      $465,490     $412,919

       Total Liabilities and
       Stockholders Equity              $ 602,873      $477,810     $432,265

                              STATEMENT OF OPERATIONS

                                        Dec. 31       Dec. 31       Dec. 31
                                         2001           2000          1999
                                        --------      -------       --------
Revenues                               $  8,176      $  8,828      $ 24,036

Operating and Administrative Expenses  $(12,016)     $ (5,906)     $  (274)

Net Income or (Loss and Deficit
Accumulated in the Development Stage)  $ (3,840)     $  2,922      $ 23,762

Loss on Devaluation of Investments     $ (2,608)     $(23,414)     $(47,500)

Net Loss                               $ (6,448)     $(20,492)     $(23,738)

Basic Earnings (Loss) Per Share        $ (0.0004)    $(0.001)      $(0.002)


                       STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock        Treasury   Accumulated
                                             Stock       Deficit
                    Shares       Amount                              Total
                    -------     --------    --------   ----------    ------
Balances
December
31, 1998        11,430,890      $647,836   $(136,300)   $(74,879)   $436,657

Issuance of
common shares
for services
1999                79,300                                          $ -0-

Net Loss year
ended December
31, 1999                                                $(23,738)   $(23,738)

Balances
December
31, 1999        11,510,190      $647,836   $(136,300)   $(98,617)   $412,919

Issuance of
common shares
for investments
2000                50,000      $ 68,750                            $ 68,750

Issuance of
common shares
for services
2000                62,100      $  4,313                            $  4,313

Net Loss year
Ended December
31, 2000                                                $(20,492)   $(20,492)

Balances
December 31,
2000            11,622,290      $720,899   $(136,300)   $(119,109)  $465,490

Issuance of
common shares
for investments
2001             1,305,000      $130,500                            $130,500

Issuance of
common shares
for services
2001                68,400      $  6,840                            $  6,840

Net Loss year
Ended December
31, 2001                                                $  (6,448)  $ (6,448)

Balances
December 31
2001            12,995,690      $858,239   $(136,300)   $(125,557)  $596,382

                             STATEMENT OF CASH FLOWS

                                        Dec. 31        Dec. 31       Dec. 31
                                          2001          2000          1999
                                        --------       -------       --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $ (6,448)      $(20,492)    $ 23,762

       Increase in investments in
       operating activities            $   (124)      $  3,441

       Increase in accounts payable
       and accrued expenses            $    570       $      0     $ (7,979)

       Net cash used in operating
       activities                      $ (6,002)      $(17,051)    $ 15,783

Cash Flows From Investing Activities

       Net Loss due to investing
       activities                      $ 25,567       $ 25,567

       Net cash used in investing
       activities                      $ 25,567       $ 25,567     $      0

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $ (5,829)      $( 7,026)    $(15,586)

       Net cash provided by
       financing activities            $ (5,829)      $( 7,026)    $(15,586)

Net Increase (Decrease)in Cash         $ (1,561)      $  1,490     $    197

Cash, Beginning of Year                $   1,772      $    282     $     85

Cash, End of Year                      $     211      $  1,772     $    282


Supplemental Schedule of Noncash
Investing and Financing
Activities

Devaluation of Investment in ConSil                                 $(47,500)

Investment in Mining Claims            $100,000       $(71,263)
                                          5,000
                                         25,500




                       NOTES TO FINANCIAL STATEMENTS

                                     2001

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

Summary of Significant Accounting Policies:

a. Plant and equipment - Plant and equipment are stated at cost. No depreciation has been recorded through December 31, 2001, as substantially all assets are under construction or have not yet been placed into service. Depreciation will be provided when the assets are placed into service, using straight-line and accelerated methods over the estimated useful lives of the assets.

b. Deferred development costs - Certain costs of developing the Company's mining claims and related property have been capitalized. Such costs, consisting principally of clearing, drilling, blasting, and similar activities, less nominal sales of concentrate, will be amortized to expense based on production. If production does not commence, the costs will be charged to expense.

c. Impairment - Impairment is recognized when it is probable that a loss will be incurred in the realization of a recorded asset. Management has determined that no impairment of assets has occurred at December 31, 2001, as adequate ore reserves are available for production and sale to recover all capitalized costs.

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

NOTE 2 - LEASES OF MINING CLAIMS

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development, and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if the price of gold exceeds $587 per troy ounce. Also, advance royalties totaling $2,900 are required under the lease. The advance royalties, charged to expense as incurred, are accumulated and will be credited against the production royalty obligations. The lessors may terminate the leases upon the Company's failure to perform under the term of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 66.6%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

A third mineral lease was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR)royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, and except that the NSR shall not be less than 1%. No advance royalties are required by this lease.

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

NOTE 4 - INVESTMENTS

The Company owns 15,000 shares of Consil Corporation. These shares were received from the merger with Plainview (see Note 3). At the date of the merger these shares were valued at $0.45 per share or $85,500. During all of 2001, the price of these shares was below $0.15 per share. Due to Consil Corporation's lack of a business plan, the value is not expected to rise above $0.20 per share. Our value of shares owned is $3,000.

The Company purchased from Trend Mining Company on July 14, 2000 the Silver Strand unpatented mining claims and property in exchange for stock and future royalty commitments. The Company also purchased the Grenfel Mineral lease (Teddy & Miner's Slough Parcels) and the Roughwater claims from Roughwater Mining Company. New Jersey Mining Company issued 50,000 shares for the Mineral Rights of the Lost Eagle Project.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease obligations. The capitalized cost of such equipment at December 31, 2001 totaled $54,273. Amortization of the cost has not begun (see Note 1). In January 1999, the Company entered into a royalty agreement with Mine Systems Design, Inc.
(MSD). The agreement states that MSD will pay all of the accounts payable, expenses, and yearly lease obligations in exchange for use of the Company's equipment. During 2001, the total royalties received were $3,400. Following are the future minimum lease payments and net capital lease obligations at December 31, 2001:

            Years Ending December 31                  Amount
            ------------------------                  -------
            2002                                      $ 6,464
            2003                                      $     0
                                                      -------
            Total minimum payments required           $ 6,464
            Less Interest                             $   543
                                                      -------
            Net capital lease obligations             $ 5,921
            Less current maturities                   $(5,921)
                                                      -------
            Noncurrent capital lease obligations      $     0

Interest expense totaled $421 for 2000.

NOTE 6 - INCOME TAXES

At December 31, 2001, the Company had deferred tax assets of $20,000, which were fully reserved by valuation allowances. For the year ended December 31, 2001, the Company has recognized the net tax benefit for its operating loss in the statement of operations, as valuation allowances offset such benefit.

The Company has a tax-basis operating loss carry-forward of approximately $125,557 that is available to offset future taxable income through 2016.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, although the Company is in the development stage. As shown in the accompanying statement of operations, the Company incurred a net loss of $6,448 in 2001. The ability of the Company to recover its capitalized costs of assets and continue as a going concern is dependent upon the Company's evolution to the operating stage, the success of future operations, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


                                    ITEM 8.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

                                   ITEM 9.

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers
============================================================================
Name & Address          Age        Position        Date First        Term
                                                    Elected         Expires
----------------------------------------------------------------------------
Fred W. Brackebusch     57         President        7/18/96
P.O. Box 1019                      Director
Kellogg, Idaho 83837               Treasurer
----------------------------------------------------------------------------
Grant A. Brackebusch    32         Vice President   7/18/96
P.O. Box 131                       Director
Silverton, ID 83867
----------------------------------------------------------------------------
Charles F. Asher        77         Director          1/1/97
15 Alvarado
Rancho Viejo
TX 78575
----------------------------------------------------------------------------
Tina C. Brackebusch     32         Secretary         1/1/97
P.O. Box 131
Silverton, ID 83867
----------------------------------------------------------------------------
Ronald Eggart           80         Director          1/1/97
HC-01 Box 187
Kellogg, ID 83837
----------------------------------------------------------------------------
============================================================================

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

Family Relationships

Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

                                   ITEM 10.

                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
============================================================================
Name &      Year    Salary     Bonus    Other      Restrct.  Options    LTIP
Principal            ($)       ($)      Annual     Stock      SARs     Payout
Position                                Comp.($)   Awards($)             ($)
----------------------------------------------------------------------------
F.          1999     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 2000     -0-        -0-       -0-        188        -0-      -0-
President   2001     -0-        -0-       -0-        300        -0-      -0-
----------------------------------------------------------------------------
G.          1999     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 2000     -0-        -0-       -0-        188        -0-      -0-
Vice Pres.  2001     -0-        -0-       -0-        300        -0-      -0-
----------------------------------------------------------------------------
C. Asher    1999     -0-        -0-       -0-        -0-        -0-      -0-
Director    2000     -0-        -0-       -0-        188        -0-      -0-
            2001     -0-        -0-       -0-        300        -0-      -0-
----------------------------------------------------------------------------
T.          1999     -0-        -0-       -0-        -0-        -0-      -0-
Brackebusch 2000     -0-        -0-       -0-        188        -0-      -0-
Secretary   2001     -0-        -0-       -0-        300        -0-      -0-
----------------------------------------------------------------------------
R. Eggart   1999     -0-        -0-       -0-        -0-        -0-      -0-
Director    2000     -0-        -0-       -0-        188        -0-      -0-
            2001     -0-        -0-       -0-        300        -0-      -0-
----------------------------------------------------------------------------
============================================================================

There been no accruance for, any Officer or Director of the Company for cash remuneration for services which are related to the duties of those Officers or Directors. There are no immediate plans to pay any cash remuneration to any Officers or Directors related to their respective duties until the Company is able to afford payment.

The Board of Directors agreed to pay Officers and Directors for their services 3,000 shares of restricted (Rule 144) common stock per year for the years 1999, 2000 and 2001. There are no plans at this time to change the number of shares awarded to Directors and Officers of the Company. No value was ascribed to the stock in 1999. However, a value of $0.0625 per share was ascribed to the shares in 2000 and $0.10 per share in 2001. The Company does not have a standard arrangement pursuant to which Directors or Officers are compensated for their services.

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

Security Ownership of Certain Beneficial Owners and Management
============================================================================
Title Of     Name and Address of         Amount & Nature of       Percent of
Class         Beneficial Owner            Beneficial Owner          Class
----------------------------------------------------------------------------
Common       Plainview Shareholders Trust    828,634 (a)               6.38%
             Tina C. Brackebusch, Trustee
             P.O. Box  1019
             Kellogg, ID 83837
----------------------------------------------------------------------------
Common       Fred W. Brackebusch           7,937,037 indirect(b)      61.24%
             President & Director             22,000 direct
             P.O. Box 1019
             Kellogg, Idaho 83837
----------------------------------------------------------------------------
Common       Grant A. Brackebusch            921,263 indirect(c)       7.38%
             Vice Pres. & Director             36,276 direct
             P.O. Box 131
             Silverton, ID 83837
----------------------------------------------------------------------------
Common       Charles F. Asher, Director        58,000                   0.45%
             15 Alvarado
             Rancho Viejo, TX 78575
----------------------------------------------------------------------------
Common       Tina C. Brackebusch, Secretary    12,000                   0.09%
             P.O. Box 131
             Silverton, ID 83867
----------------------------------------------------------------------------
Common       Ronald Eggart, Director           51,332                   0.39%
             HC-01 Box 187
             Kellogg, ID 83837
----------------------------------------------------------------------------
============================================================================

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

(b) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 8,858,300 common shares of New Jersey Mining Co. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(c) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 8,858,300 common shares of New Jersey Mining Co. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

                                    ITEM 12.

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company exchanged 255,000 shares of its Common Stock for all the outstanding shares of Roughwater Mining Company, an Idaho corporation, on September 10, 2001. Roughwater's sole asset was its nine unpatented mineral claims in the Clark Fork Mining District of northern Idaho. Mine Systems Design, Inc., owned 50% of Roughwater Mining Co. and received 125,000 shares of New Jersey Common Stock for its interest. Mine Systems Design, Inc. is the majority shareholder of the Company. The co-owners of Mine Systems Design, Inc. are Fred and Grant Brackebusch.

On September 12, 2001, the Company entered into a mineral lease agreement with Mine Systems Design, Inc. for property near the New Jersey mine in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers 68 acres. Mine Systems Design, Inc. is the majority shareholder of the Company. The co-owners of Mine Systems Design, Inc. are Fred and Grant Brackebusch.

On July 14, 2000 the Company entered into an agreement for the purchase of the Silver Strand unpatented lode claims from Trend Mining Company. At the time Mr. Fred Brackebusch was a Director of Trend Mining Company. Mr. Kurt Hoffman is the CEO and a Director of Trend Mining Company. Mr. Hoffman resigned as a director of New Jersey Mining Company on July 18, 2001. Mr. Fred Brackebusch resigned as a Director of Trend Mining Company effective March 16, 2001.

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

Exhibit 10.4 Lease Agreement with Mine Systems Desgign, Inc. - Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001.

No reports on Form 8-K have been filed by the Company.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: March 19, 2001                  By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: March 19, 2001                  By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President
                                      & Director

Exhibit 10.4

                                    Mining Lease
                           MINER'S SLOUGH AND TEDDY PARCEL


THIS MINING LEASE, dated as of 12 September, 2001, is between MINE SYSTEMS DESIGN, INC. ("Lessor"), and NEW JERSEY MINING COMPANY ("Lessee").

  RECITALS

A. Lessor owns certain real property, called Miner's Slough and The Teddy Parcel, more particularly described in Exhibit A attached hereto and made a part hereof.

B. For the purpose of this Lease, the real property described in Exhibit A, including only the mineral rights thereof, all mines, ores, metals, mineral rights and minerals thereon and thereunder, all veins, lodes, extralateral rights and mineral deposits now owned or hereafter acquired by Lessor extending from or onto or contained in said claims, properties and land; , thereon or thereunder, are herein called the "Leased Premises."

C. Lessor and Lessee desire to enter into a mining lease covering the Leased Premises.

     AGREEMENT

IN CONSIDERATION of the sum of $10.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and the promises and covenants contained herein, the parties agree as follows:

1. GRANT. Lessor hereby grants, demises, leases and lets exclusively unto Lessee, its successors or assigns, the Leased Premises, for the purpose of exploring for, developing, mining (by any method including but not limited to in situ leaching, open pit and strip mining), treating, extracting, milling, storing, shipping, removing and marketing therefrom all minerals, both metallic and nonmetallic, of every nature and kind, both known and unknown, excepting only oil, gas and other liquid or gaseous hydrocarbons (herein called "Leased Substances").

2. TERM. This Lease is granted for a term ending fifteen (15) years from the date hereof and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises on a continuous basis or unless sooner terminated under any of the provisions herein. For this purpose mining, processing or marketing operations shall be deemed continuous so long as all of said operations continue for a minimum of 24 months out of any 60-month period.

3. NET SMELTER RETURN ROYALTY [NSR]. Lessor hereby reserves and Lessee shall pay as a production royalty 3% of the Net Smelter Return of all ores or concentrates of Leased Substances mined and shipped from the Leased Premises (the "NSR Royalty"), excepting that the NSR Royalty shall not exceed 10% of the Net Proceeds, and except that the NSR Royalty shall not be less than 1%.

As used herein, "Net Smelter Return" means the amount paid by any smelter or other ore purchaser for ores or concentrates sold less actual costs of transportation and other costs in the course of handling, assumed by or charged to Lessee (including freight, insurance and tax) in making shipments from the Leased Premises or Lessee's mill to the smelter or other purchaser, less all charges for refining, sampling, assaying, and penalties, less all royalties or overriding royalties burdening the Leased Premises that exist on the date of this Lease or are created by Lessor after the date hereof, and less gross production, severance, general property and other taxes attributable to production from the Leased Premises.

Net Proceeds shall be defined the same as defined in the law, as existing on the date of this agreement, for County Mine Net Profits Tax less any Mine Net Profits Tax.

The NSR Royalty shall be accounted for and paid monthly to Lessor within 30 days after the end of each calendar month within which the Leased Substances are sold. All payments shall be accompanied by a statement explaining the manner in which payment was calculated. No royalty shall be due or payable on any Leased Substances stockpiled on the Leased Premises until the sale or disposition thereof. Within 90 days after receiving the above-described statement of account, Lessor shall give notice of any objections to the statement, for any reason, touching upon its accuracy or inaccuracy, by mailing such objections to Lessee as provided in Section 24 below; and in default thereof, any inaccuracies in such statement shall be deemed waived by Lessor.

4. TITLE TO LEASED PREMISES. This Lease is executed and delivered expressly without warranty of any nature whatsoever on the part of Lessor, either expressed or implied, not even to the return of the consideration paid herefor. If Lessor owns less interest than the entire fee mineral estate, the NSR Royalty to be paid Lessor may be reduced proportionately.

5. INSPECTION OF PROPERTY. Lessor, or its authorized agents or representatives, shall have the right to enter in or upon the Leased Premises during the regular business hours of Lessee for the purpose of inspection, but shall enter at their own risk and shall not unreasonably interfere with Lessee's operations.

6. INSPECTION OF ACCOUNTS AND RECORDS. Lessee shall keep accurate, clear and legible books of accounts and records pertaining to its operations hereunder, and Lessor shall have the right, either personally or through its representatives, and at its expense, to examine and inspect the books and records of Lessee pertaining to the exploration, mining, milling and shipping operations of Lessee on the Leased Premises. Any information acquired by Lessor or its representatives from any such inspection shall be treated as confidential.

7. TECHNICAL DATA. Lessee shall furnish Lessor, on an annual basis, with copies of all technical data pertaining to its operations hereunder, including but not limited to all geological, geophysical, geochemical, mapping, drilling, sampling, assay, and other data or information pertaining to Lessee's operations hereunder. Such data shall be treated as confidential. Notwithstanding the foregoing, Lessee shall not be obligated to disclose to Lessor any interpretive data or information.

8. CONTROL OF MINING. Lessor's sole right with respect to its NSR Royalty shall be to receive the NSR Royalty for Leased Substances, if any, from the Leased Premises. Lessee shall have full discretion in the exploration, development and operation of the Leased Premises and shall in no event be obliged to explore for, develop, drill, mine, mill or concentrate Leased Substances.

9. LESSER INTEREST. If Lessor owns less than the entire undivided interest in the Leased Substances, or in any tract included in the Leased Premises, then the NSR Royalty shall be due Lessor only in the proportion that its interest bears to the whole undivided fee interest. Any interest in the Leased Premises and/or Leased Substances hereafter acquired by Lessor shall be automatically subject to this Lease. If any such acquisition changes Lessor's interest in the Leased Premises or Leased Substances, an appropriate adjustment will be made after Lessee receives written notice thereof from Lessor.

10. INDEMNITY. Lessee shall assume all liability in connection with its operations on the Leased Premises and shall hold Lessor harmless from any and all liability which may arise out of Lessee's development and operation of the Leased Premises. Lessee shall use its best efforts to ensure that the work performed by Lessee hereunder shall be in compliance with applicable environmental, safety and health requirements of federal, state and local governments. Upon the termination of this Lease, Lessee shall return the Leased Premises to Lessor free and clear of liens for labor done or work performed upon the Leased Premises or materials furnished to it for the exploration, development or operation thereof under the Lease, but Lessee shall have the right to dispute or contest the validity of such liens. Lessee's liability under this Section shall terminate upon termination of this Lease except for obligations incurred before the date of termination.

11. CROSS-MINING; OPERATIONS ON OTHER LANDS. Lessee shall have the right to use any roads, tunnels, shafts, pits, inclines and workings upon the Leased Premises for the purpose of transporting Leased Substances, water, slurries and waste materials from adjoining or nearby properties. For the purpose of enabling Lessee to conduct, to Lessee's best advantage and with greater economy and convenience, the mining, removal, handling and disposition of Leased Substances from the Leased Premises, and minerals from other lands in which Lessee or affiliated parties may be conducting mining operations, the operations of Lessee and the operations on such other lands may be conducted upon the Leased Premises and upon such other lands as a single mining operation, to the same extent as if all such properties constituted a single tract of land. Leased Substances from the Leased Premises may be commingled with ores and minerals from such other lands, provided that nothing herein shall relieve Lessee from its obligation for payment of the NSR Royalty. In the event of and prior to such commingling, Lessee shall weigh, sample and assay the Leased Substances mined from the Leased Premises before they are commingled so as to allow allocation of the resulting concentrate to the respective properties from which derived. All such weighing, sampling, assaying and allocation shall be performed in accordance with good mining practices prevailing at the time. Lessee shall have the right to use so much of the subsurface of the Leased Premises as is required for ingress and egress, conducting exploration and mining operations, stockpiling of Leased Substances and disposing of wastes both on the Leased Premises and on lands upon which Lessee or affiliated parties may be conducting mining operations; Lessee shall also have the right to use so much of such subsurface of the Leased Premises as may be required for utility lines, roads, drillsites, or facilities required in its exploration, development mining and milling activities. Lessee shall have the right to use, develop and store water on the Leased Premises for use in its development, mining and milling activities. Further, Lessee may use the Leased Premises for the mining, removal, treatment and transportation of minerals and materials from adjoining or nearby property, or for any mining or milling purpose connected therewith. Mining operations on adjacent properties shall be deemed mining operations on the Leased Premises for the purposes of Section 2 hereof.

12. TREATMENT; TAILINGS. Lessee shall have the right, but shall not be required, to beneficiate, concentrate, smelt, refine, leach and otherwise treat, in any manner, either wholly or in part at a plant or plants on the Leased Premises or on other lands, any Leased Substances or other materials mined or produced from the Leased Premises and from other lands. Such treatment shall be conducted in a careful and workmanlike manner. The tailings, mine backfill and residue from such treatment shall be deemed waste and may be deposited on the Leased Premises or on other lands. Lessor shall have no right, title or interest in any such tailings or residue remaining on the Leased Premises for a period of one year after the date on which this Lease has expired, or has been terminated by Lessee as to all of the Leased Premises. Any tailings, mine backfill or residue remaining after said date shall be deemed abandoned by Lessee and thereupon shall become the property of Lessor.

13. FORCE MAJEURE. Lessee shall not be liable or in default under any provisions of this Lease for failure to perform any of its obligations hereunder during periods in which performance is prevented by any cause reasonably beyond Lessee's control, which causes hereinafter are called "force majeure." For the purposes of this Lease, the term "force majeure" shall include, but not be limited to, fires, floods, windstorms and other damage from the elements; strikes, war, insurrection, mob violence and riots; unavailability of materials, labor and transportation; lack of a reasonable market for Leased Substances mined from the Leased Premises; unavailability of smelting or refining facilities; interference, action, legislation or regulation by governmental or military authority, including a requirement by such authority that an environmental impact statement, plan of operation or similar statement or document be prepared or approved; litigation; and acts of God or acts of the public enemy. The duration of this Lease and of the time for completion of performance by Lessee of its rights and obligations hereunder shall be extended for a period equal to the period of disability as a result of the event of force majeure, provided Lessee gives Lessor written notice of the existence of the event of force majeure. All periods of force majeure shall be deemed to begin at the time Lessee stops performance hereunder by reason of force majeure. Notwithstanding the foregoing, the parties understand that an event of force majeure shall not excuse any obligation to make a payment of money required by this Lease.

14. FIRST RIGHT OF REFUSAL. If, at any time during the term of this Lease, Lessor shall, in response to a bona fide offer to purchase all or part of its interest in the Leased Premises from a third party, desire to sell or otherwise dispose of such interest, it shall notify Lessee in writing of the party to whom it desires to sell such interest and the price at which and the terms upon which it desires to sell the same, and Lessee shall, within 30 days of receipt of the notice, notify Lessor in writing whether it wishes to purchase such interest at the price and on the terms set forth in the notice. If Lessee elects to purchase such interest, Lessor shall be bound to convey, assign, or otherwise transfer such interest to Lessee promptly thereafter at such price and on such terms. If Lessee elects not to purchase such interest or fails to give notice of its intention within the 30-day period, Lessor shall be free to convey, assign, or otherwise transfer such interest to the third party at a price not less than stated in the notice or on more favorable terms than those stated in the notice. Any conveyance by Lessor to a third party shall be subject to the terms of this Lease. If Lessor shall not have so disposed of such interest to said third party within 90 days after receipt of notice that Lessee elects not to exercise its right of first refusal or after expiration of that party's 30-day period within which to give notice, the provisions of this Section shall again apply to the disposition by Lessor of any such interest.

15. ASSIGNMENT. Subject to the provisions of Section 14 above, the rights of either party hereunder may be assigned in whole or in part and the provisions hereof shall extend to their successors and assigns, but no change or division in ownership of the Leased Premises or NSR Royalty, however accomplished, shall operate to enlarge the obligations or diminish the rights of either party under this Lease and neither Lessee nor its successors or assigns shall ever be required to make payments or to render reports or notices to more than one party. In the event Lessor's interest in the Leased Premises is now or hereafter owned by more than one party, Lessee may withhold further payments until all such owners have designated a single party to act for all of them hereunder in all respects, including but not limited to the giving and receiving of all notices and the receipt of all payments and reports. No such change or division in the ownership of the Leased Premises or NSR Royalty shall be binding upon Lessee for any purpose until such person acquiring any interest has further furnished Lessee with the instrument or instruments, or certified copies thereof, constituting his claim of title from the original Lessor. Lessee shall have the right to subcontract with others for the performance of exploration, development and mining work hereunder, subject to all of the terms of this Lease, but no such subcontract shall relieve Lessee of its obligations to Lessor hereunder.

16.    TERMINATION OF LEASE.

16.1 By Lessor. If Lessee fails to keep and perform all of the terms and conditions of this Lease on its part to be kept and performed, then Lessor may notify Lessee of the default in writing specifying the default. If within ten days after Lessee's receipt of such notice, in case of default arising through failure to account for royalties, or to make the monthly or annual payments herein mentioned, and within 30 days in the case of any other default, Lessee shall make such royalty or other payments, or commence and diligently thereafter proceed to correct such other default, this Lease shall continue in good standing. However, upon failure of Lessee to make such royalty or other payment within ten days or to commence within 30 days to cure any other default and diligently thereafter proceed to correct the same, Lessor may then, by written notice or demand, forthwith terminate this Lease and fully repossess itself of the Leased Premises, and without prejudice to any other rights which might otherwise accrue to Lessor for the violation of the terms hereof. After such default and termination of this Lease, Lessee shall have no further rights in or right to the possession of the Leased Premises or any part thereof, except for the purpose of accomplishing the removal of its machinery and equipment as set forth below in Section 17.
16.2 By Lessee. Lessee may terminate this Lease in whole or in part at any time and from time to time upon written notice delivered to Lessor which termination shall take effect upon any future date set forth in the notice, or, if no date is specified, upon the date of delivery of the notice with respect to that part of the Leased Premises specified in the notice. Upon such termination, all right, title and interest of Lessee under this Lease as to that portion of the Leased Premises specified in the notice shall terminate, and Lessee shall not be required to make any further payments, or to perform any further obligations hereunder as to said portion of the Leased Premises, except payments or obligations which then have accrued under the express provisions of this Lease and which have not been paid or performed.

17. REMOVAL OF EQUIPMENT. Lessee shall have the right, at any time within one year after the termination or expiration of this Lease, to remove all property, fixtures, structures, machinery or equipment erected or placed by Lessee on or in the Leased Premises. Lessor shall have the right to require Lessee to remove any or all such property, fixtures, structures, machinery or equipment within one year after the termination or expiration hereof.

18. RECORDING OF SHORT-FORM NOTICE. The parties hereby agree to execute a short-form counterpart of this Lease contemporaneous herewith for the sole purpose of recordation in the real property records sufficient to give record notice, pursuant to the laws of the state where the Leased Premises are located of the existence of this Lease. This Lease shall not be recorded without the written consent of Lessee.

19. NOTICES. Any notice required or permitted to be given hereunder shall be in writing and shall be delivered in person or sent by registered or certified mail, return receipt requested. Notices so mailed shall be deemed effective on the third business day after mailing. Until change of address is communicated, all notices shall be addressed to:

Lessor:   Mine Systems Design, Inc.
Box 1019
Kellogg, Idaho  83873


Lessee:   New Jersey Mining Company
P. O. Box 1019
Kellogg, Idaho  83837

20.    GENERAL.

20.1 Modification. The parties hereto by mutual written agreement may, at any time and from time to time, amend this Lease and any of the terms hereof.

20.2 Further Documents. The parties hereto further agree to execute all such further documents and do all such further things as may be necessary to give full effect to these presents.

20.3 Entire Agreement. This is the entire agreement between the parties and no modification shall be effective unless in writing and executed by the parties hereto.

20.4 Law. The terms and provisions of this Lease shall be interpreted in accordance with the laws of the state where the Leased Premises are located. IN WITNESS WHEREOF, this instrument is executed as of the date above written.

LESSOR:                                    LESSEE:

MINE SYSTEMS DESIGN, INC.          NEW JERSEY MINING COMPANY


By: /s/ Fred W. Brackebusch        By: /s/ Grant A. Brackebusch
    -------------------------          --------------------------
Title: President                   Title: Vice President
      -----------------------             -----------------------



STATE OF IDAHO     )
                   ) ss.
COUNTY OF SHOSHONE )

On this 12th day of September, 2001, before me, the undersigned, a Notary Public in and for the State of Idaho, personally appeared Fred W. Brackebusch, known to me and to me known to be the President of NEW JERSEY MINING COMPANY, a corporation whose name is subscribed to the foregoing instrument and acknowledged to me that said officer executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my notarial seal the day in this certificate first above written.


/s/ Linda K. Wombolt
-----------------------------------
Notary Public for the State of Idaho
Residing at: Wardner
My commission expires: 11/05/06


STATE OF IDAHO     )
                   ) ss.
COUNTY OF SHOSHONE )

On this 12th day of September, 2001, before me, the undersigned, a Notary Public in and for the State of Idaho, personally appeared Grant A. Brackebusch, known to me and to me known to be the Vice-President of MINE SYSTEMS DESIGN, INC., a corporation whose name is subscribed to the foregoing instrument and acknowledged to me that said individual executed the same.

IN WITNESS WHEREOF, I have hereunto set my hand and affixed my notarial seal the day in this certificate first above written.


/s/ Linda K. Wombolt
-----------------------------------
Notary Public for the State of Idaho
Residing at: Wardner
My commission expires: 11/05/06

EXHIBIT A
TO MINING LEASE

Description of the Leased Premises covered by Mining Lease between Mine Systems Design, Inc. (Lessor), and New Jersey Mining Company (Lessee), dated September 12, 2001, covering real property located in Shoshone County, Idaho, to wit:

a. Mineral rights only to the SW 1/4 of the SW 1/4, SE 1/4 of the SW 1/4 and the SW 1/4 of the SE 1/4 of Section 3, Township 48 N, Range 3 E, BM; except for excluded portions according to the Instrument 397744 dated 20 March 2001. The parcel is about 67 acres and is known as Miner=s Slough.

b. Mineral rights only to that parcel transferred to Mine Systems Design, Inc. by Shoshone County by Instrument No. 399410 on 31 July 2001, located in the SE 1/4 of the SE 1/4 of section 4, Township 48 N, Range 3 E, BM, and formerly owned by Teddy Mining Company, consisting of about 1.3 acres.