Form 10KSB/A
period 2001-12-31
NEW JERSEY MINING CO
filed 2002-03-25
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB/A

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


                       STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock        Treasury   Accumulated
                                             Stock       Deficit
                    Shares       Amount                              Total
                    -------     --------    --------   ----------    ------
Balances
December
31, 1998        11,430,890      $647,836   $(136,300)   $(74,879)   $436,657

Issuance of
common shares
for services
1999                79,300                                          $ -0-

Net Loss year
ended December
31, 1999                                                $(23,738)   $(23,738)

Balances
December
31, 1999        11,510,190      $647,836   $(136,300)   $(98,617)   $412,919

Issuance of
common shares
for investments
2000                50,000      $ 68,750                            $ 68,750

Issuance of
common shares
for services
2000                62,100      $  4,313                            $  4,313

Net Loss year
Ended December
31, 2000                                                $(20,492)   $(20,492)

Balances
December 31,
2000            11,622,290      $720,899   $(136,300)   $(119,109)  $465,490

Issuance of
common shares
for investments
2001             1,305,000      $130,500                            $130,500

Issuance of
common shares
for services
2001                68,400      $  6,840                            $  6,840

Net Loss year
Ended December
31, 2001                                                $  (6,448)  $ (6,448)

Balances
December 31
2001            12,995,690      $858,239   $(136,300)   $(125,557)  $596,382

                             STATEMENT OF CASH FLOWS

                                        Dec. 31        Dec. 31       Dec. 31
                                          2001          2000          1999
                                        --------       -------       --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $ (6,448)      $(20,492)    $ 23,762

       Increase in investments in
       operating activities            $   (124)      $  3,441

       Increase in accounts payable
       and accrued expenses            $    570       $      0     $ (7,979)

       Net cash used in operating
       activities                      $ (6,002)      $(17,051)    $ 15,783

Cash Flows From Investing Activities

       Net Cash due to investing
       activities                      $ 10,270       $ 25,567

       Net cash used in investing
       activities                      $ 10,270       $ 25,567     $      0

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $ (5,829)      $( 7,026)    $(15,586)

       Net cash provided by
       financing activities            $ (5,829)      $( 7,026)    $(15,586)

Net Increase (Decrease)in Cash         $ (1,561)      $  1,490     $    197

Cash, Beginning of Year                $   1,772      $    282     $     85

Cash, End of Year                      $     211      $  1,772     $    282


Supplemental Schedule of Noncash
Investing and Financing
Activities

Devaluation of Investment in ConSil                                 $(47,500)

Investment in Mining Claims            $100,000       $(71,263)
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

Interest expense totaled $421 for 2001.

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

Date: March 19, 2002                  By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: March 19, 2002                  By /s/ GRANT A. BRACKEBUSCH
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