Form 10QSB
period 2002-03-31
NEW JERSEY MINING CO
filed 2002-05-07
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE

                                 ACT OF 1934

                 For the quarterly period ended March 31, 2002

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


The number of outstanding shares of the registrant's common stock at March
31, 2002 was   12,995,690 shares
 -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash decreased to $61 for the current quarter compared to $211 at the end of the last fiscal year and $1,202 for the quarter ending March 31, 2001. Investment in ConSil Corporation declined from $7,000 one year ago to $3,000 in the current quarter due to the sale of stock in the year 2001. Investment in mining claims increased substantially from the year ago quarter as the Lost Eagle, Grenfel and Roughwater claims were acquired. Capital lease obligations declined from $6,645 one year ago to $3,921 in the current quarter because of lease payments made. Accounts payable increased in the first quarter of 2002 as a result of accounting fees for the year 2001 audit.

The Company currently leases the New Jersey mill and mine facilities to the largest shareholder. Gold prices have risen from low levels, and the Company is in the process of raising capital through a private placement of stock. The Offering calls for the Company to issue 1,700,000 Units for $0.15 per Unit. A Unit is comprised of one restricted common share and a warrant to purchase one share at $0.25. The Offering is being made under Federal Regulation D Rule 506. The Company hopes to raise $230,000 net of commissions for use in an exploration program, construction of part of the New Jersey mill and working capital.

The company is involved in exploring for and developing gold, silver and base metal ore resources in northern Idaho. The Company has a portfolio of six mineral properties five of which are in the Coeur d'Alene Mining District: the New Jersey mine, the Silver Strand mine, the Lost Eagle project, the CAMP project and the Wisconsin-Teddy project. The Roughwater project is located near Clark Fork, Idaho. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other properties are exploration stage properties.

For a more complete description of the Company's properties refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of March 31, 2002 and March 31, 2001                 F/S-1

Statements of Operations for the three months ended
March 31, 2002 and 2001.                                               F/S-2

Statements of Cash Flow for the three months ended
March 31, 2002 and 2001.                                               F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          Mar. 31      Mar. 31
                                           2002         2001
                                          --------     ---------
       Current Assets
              Cash                       $     61      $  1,202

       Property & Equipment
              Building                   $ 33,894      $ 33,894

              Equipment                  $246,536      $246,536

       Other Assets
              Deferred Development
              Costs                      $ 80,881      $ 80,881

              Investment in Consil
              Corporation                $  3,000      $  7,000

              Investment in Mining
              Claims                     $205,204      $ 74,704

              Mining Reclamation Bond    $  2,300      $  2,196

              Goodwill                   $ 30,950      $ 30,950

       Total Assets                      $602,826      $477,363

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $  2,585      $      0

             Current Maturities of
             Capital Lease Obligations  $  3,921      $  6,645

       Total Current Liabilities        $  6,506      $  6,645

       Capital Lease Obligations
       (less current maturities)        $      0      $  5,675

       Total Liabilities                $  6,506      $ 12,320

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2001 Mar. 31, 2002
       14,943,434 Issued                $ 858,239

       2000 Mar. 31, 2001
       13,457,334 Issued                               $ 720,899

       Treasury Stock                   $(136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (50,740)     $ (44,677)

       Deficit Accumulated in
       the Development Stage            $ (74,879)     $ (74,879)

       Total Stockholders Equity        $ 596,320      $ 465,043

       Total Liabilities and
       Stockholders Equity              $ 602,826      $ 477,363

                                   F/S-1

                              STATEMENT OF OPERATIONS

                                        Mar. 31       Mar. 31
                                         2002          2001
                                        --------      -------
Revenues                               $  2,405      $   449

Operating and Administrative Expenses  $ (2,466)     $  (896)

Net Income from Operations(Loss)       $    (61)     $  (447)

Loss on Devaluation of Investments     $      0      $     0

Net Loss                               $    (61)     $  (447)

Basic Earnings (Loss) Per Share        $  (0.000)    $ (0.000)


                                   F/S-2

                             STATEMENT OF CASH FLOWS

                                        Mar. 31        Mar. 31
                                          2002          2001
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)               $    (61)      $  (447)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock   $      0       $      0

       Increase in accounts payable
       and accrued expenses            $     15       $      0

       Net cash from operating
       activities                      $      0       $      0

Cash Flows From Investing Activities

       Additions to property and
       equipment                       $      0      $       0

       Proceeds from sale of
       investments                     $      0      $       0

       Increase in Reclamation Bond    $   (104)     $    (123)

       Net cash from investing
       activities                      $   (104)     $    (123)

Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations               $      0       $      0

       Net cash provided by
       financing activities            $      0       $      0

Net Increase (Decrease)in Cash         $    (150)     $   (570)

Cash, Beginning of Quarter             $     211      $  1,772

Cash, End of Quarter                   $      61      $  1,202


                                   F/S-3

                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

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

Note 2 - Leases of Mining Claims

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti for areas at the New Jersey mine. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $587 per troy ounce. Also, annual advance royalties totaling $2,900 are required under the leases. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lessor may terminate the leases upon the Company's failure to perform under these terms of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 68.2%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

                                  F/S-4

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: May 6, 2002                     By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: May 6, 2002                     By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director