Form 10QSB
period 2002-06-30
NEW JERSEY MINING CO
filed 2002-08-13
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

                               FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                               ACT OF 1934

                 For the quarterly period ended June 30, 2002

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


The number of outstanding shares of the registrant's common stock at July 17,
2001 was   14,699,775 shares.
           -----------------



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






                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash increased to $216,008 for the current quarter compared to $211 at the end of the last fiscal year and $372 for the quarter ending June 30, 2001. The increase in cash was due to the completion of a private placement of stock completed in May 2002 pursuant to Rule 506 Regulation D of the Securities Act of 1933, as amended. The Company sold 1,700,000 Units for $0.15. A 10% commission was paid to Pennaluna & Co. so the net proceeds to the Company were $229,500.

Expenses increased to $36,273 for the current quarter compared to $2,123 for the quarter ended June 30, 2001 primarily due to the payment of the stock placement commission. Capital lease obligations declined from $4,245 one year ago to $3,100 in the current quarter because of lease payments made.

The Company currently leases the New Jersey mill and mine facilities to the largest shareholder. The Company is in the midst of an exploration program at its New Jersey mine funded by the stock placement. It is planned to meet cash requirements in the foreseeable future from the private placement proceeds, royalty payments by the lessee, and monthly payments due from the lessee of the CAMP project.

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

                                  ITEM 5.

                            OTHER INFORMATION

None.

                                  ITEM 6.

                     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1   CEO Certification

     99.2   Principle Accounting Officer Certification

(b)  Reports on Form 8-K

    Reports on Form 8-K dated May 28, 2002, related to a news release announcing New Jersey Mining Company had completed private placement of 1.7 million units for $0.15 per unit. Each unit consists of a share of common stock plus a warrant for the purchase of one share of common stock at $0.25. Net proceeds to the Company are $229,500. The offering was made pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.




                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of June 30, 2002 and June 30, 2001.                  F/S-1

Statements of Operations for the six months ended
June 30, 2002 and 2001.                                                F/S-3

Statements of Cash Flow for the six months ended
June 30, 2002 and 2001.                                                F/S-4

Notes to Interim Financial Statements                                  F/S-5



                        NEW JERSEY MINING COMPANY
                      (A Development Stage Company)
                              BALANCE SHEET

                                 ASSETS
                                --------

                                                June 30       June 30
                                                 2002          2001
                                              ----------    ----------
       Current Assets
              Cash                            $  216,008    $      372
                                              ----------    ----------
       Property & Equipment
              Building                        $   33,894    $   33,894
                                              ----------    ----------
              Equipment                       $  246,536    $  246,536
                                              ----------    ----------

       Other Assets
              Deferred Development
              Costs                           $   80,881    $   80,881
                                              ----------    ----------
              Investment in LumaLite,
              Inc.                            $    3,000    $    7,000
                                              ----------    ----------
              Investment in Mining
              Claims                          $  205,204    $   74,704
                                              ----------    ----------

              Mining Reclamation Bond         $    2,301    $    2,196
                                              ----------    ----------

              Goodwill                        $   30,950    $   30,950
                                              ----------    ----------

       Total Assets                           $  818,774    $  476,533
                                              ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                F/S-1



                        NEW JERSEY MINING COMPANY
                      (A Development Stage Company)
                              BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS EQUITY
                   -------------------------------------

                                               June 30       June 30
                                                 2002          2001
                                              ----------    ----------
       Current Liabilities

              Accounts Payable &
              accrued expenses                $    1,015    $        0
                                              ----------    ----------
              Current Maturities of
              Capital Lease Obligations       $    3,100    $    4,245
                                              ----------    ----------
       Total Current Liabilities              $    4,115    $    4,245
                                              ----------    ----------
              Capital Lease Obligations
              (less current maturities)       $        0    $    4,674
                                              ----------    ----------
       Total Liabilities                      $    4,115    $    8,919
                                              ----------    ----------

       Stockholders Equity

         Preferred Stock
         No shares issued

         Common Stock
         No Par Value, 20,000,000 shares
          authorized

         2002 June 30, 2002
         14,699,775 Issued                    $1,113,239

         2000 June 30, 2001
         13,639,984 Issued                                  $  720,899

         Treasury Stock                       $ (136,300)   $ (136,300)
         (1,947,744 shares)

         Retained Earnings                    $  (50,678)   $  (44,229)

         Deficit Accumulated in
         the Development Stage                $  (74,879)   $  (74,879)
                                              ----------    ----------

         Net Income                           $  (36,723)   $    2,123

           Total Stockholders Equity          $  814,659    $  467,614
                                              ----------    ----------
           Total Liabilities and
           Stockholders Equity                $  818,774    $  476,533
                                              ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                F/S-2



                        NEW JERSEY MINING COMPANY
                      (A Development Stage Company)
                         STATEMENT OF OPERATIONS
                               (Unaidited)

                                               June 30       June 30
                                                 2002          2001
                                              ----------    ----------
Revenues                                      $    2,848    $    4,153

Operating and Administrative Expenses         $   39,572    $    2,030
                                              ----------    ----------
Net Income from Operations(Loss)              $  (36,724)   $    2,123
                                              ==========    ==========

Loss on Devaluation of Investments            $        0    $        0

Net Gain (Loss)                               $  (36,724)   $    2,123
                                              ==========    ==========
Basic Earnings (Loss) Per Share               $   (0.002)   $   (0.00)
                                              ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                F/S-3



                        NEW JERSEY MINING COMPANY
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                               June 30       June 30
                                                 2002          2001
                                              ----------    ----------

       INCREASE (DECREASE) IN CASH

       Cash Flows From Operating Activities

         Net Income (Loss)                    $  (36,723)   $    2,123

         Adjustment to reconcile net loss
          to net cash used in Operating
           Activities:
         Capital Loss on sale of stock        $        0    $        0

         Decrease in accounts payable
          and accrued expenses                $      445    $        0
                                              ----------    ----------
         Net cash from operating
          activities                          $  (36,278)   $    2,123
                                              ----------    ----------

       Cash Flows From Investing Activities

         Additions to property and
          equipment                           $        0    $        0

         Proceeds from sale of
          investments                         $        0    $        0

         Increase in Reclamation Bond         $     (104)   $     (123)

         Net cash from investing
          activities                          $     (104)   $     (123)
                                              ----------    ----------

       Cash Flows From Financing Activities

         Sale of Common Stock                 $  255,000

         Principal payments on capital
          lease obligations                   $   (2,821)   $   (3,400)

         Net cash provided by
          financing activities                $  252,179    $   (3,400)
                                              ----------    ----------

       Net Increase (Decrease)in Cash         $  215,797    $   (1,400)
                                              ----------    ----------
       Cash, Beginning of Year                $      211    $    1,772
                                              ----------    ----------
       Cash, End of 2nd Quarter               $  216,008    $      372
                                              ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                                   F/S-4



                         NEW JERSEY MINING COMPANY
                       (A Development Stage Company)
               NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

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

Note 2 - Leases of Mining Claims

The Company has been assigned mining leases with Gold Run Gulch Mining Company and William Zanetti. The leases provide for the Company's exploration, development and mining of minerals on patented and unpatented claims through October 2008 and thereafter as long as mining operations are deemed continuous. The leases provide for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $587 per troy ounce. Also, annual advance royalties totaling $2,900 are required under the leases. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lessor may terminate the leases upon the Company's failure to perform under these terms of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 59.9%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.


                                   F/S-5



SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: August 12, 2002                   By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      CEO, Treasurer & Director


Date: August 12, 2002                   By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director




Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Jersey Mining Company (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Fred W. Brackebusch, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Fred W. Brackebusch
-------------------------
Fred W. Brackebusch
Chief Executive Officer
August 12, 2002





                                                                Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of New Jersey Mining Company (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Fred W. Brackebusch, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Fred W. Brackebusch
------------------------------
Fred W. Brackebusch
Principal Accounting Officer
August 12, 2002