Form 10QSB
period 2002-09-30
NEW JERSEY MINING CO
filed 2002-11-15
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended September 30, 2002

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


The number of outstanding shares of the registrant's common stock at October
28, 2002 was   14,700,775 shares
               -----------------

                           TABLE OF CONTENTS
                                                                        Page
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3
Item 2.  Management's Discussion and Analysis                              3
Item 3.  Controls and Procedures                                           4

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 4
Item 2.  Changes in Securities                                             4
Item 3.  Defaults Upon Senior Securities                                   4
Item 4.  Submission of Matters to a Vote of Security Holders               4
Item 5.  Other Information                                                 4
Item 6.  Exhibits and Reports on Form 8-K                                  4

SIGNATURES                                                                 5

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Cash increased to $110,684 for the current quarter compared to $211 at the end of the last fiscal year and $493 for the quarter ending September 30, 2001. The increase in cash was due to the completion of a private placement of stock completed in May 2002 pursuant to Rule 506 Regulation D of the Securities Act of 1933, as amended.

Expenses increased to $43,932 for the current quarter compared to $3,603 for the quarter ended September 30, 2001 primarily due to the exploration program at the New Jersey mine. Capital lease obligations declined from $4,674 one year ago to $0 in the current quarter as equipment leases were paid off.

The Company currently leases the New Jersey mill and mine facilities to the largest shareholder. The Company is in the midst of an exploration program at its New Jersey mine, Silver Strand mine and Lost Eagle project funded by the stock placement. It is planned to meet cash requirements in the foreseeable future from the private placement proceeds, royalty payments by the lessee, and monthly payments due from the lessee of the CAMP project.

During the quarter ended September 30, 2002, the Company's board of directors approved an exchange offer to Gold Run Gulch Mining Company (GRG). The Company offered 0.875 of a common share of New Jersey Mining Co. in exchange for one common share of GRG. GRG leases the New Jersey mine property to the Company. Subsequent to September 30, 2002, the shareholders of GRG approved the exchange offer. New Jersey Mining Company will issue 1,916,250 shares of restricted stock to the shareholders of GRG to complete the merger. The merger gives the Company title to 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and 130 acres of unpatented claims. A Net Smelter Royalty (NSR) of 5% due GRG on gold production will now be eliminated.

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

                                  ITEM 3.

                           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

                       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

    Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   (b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended September 30, 2002.

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of September 30, 2002 and September 30, 2001.        F/S-1

Statements of Operations for the nine months ended
September 30, 2002 and 2001.                                           F/S-2

Statements of Cash Flow for the nine months ended
September 30, 2002 and 2001.                                           F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

                                   ASSETS
                                   ------
                                             September 30   September 30
                                                 2002          2001
                                              ----------    ----------
       Current Assets
              Cash                            $  110,684    $      493
                                              ----------    ----------
       Property & Equipment
              Building                        $   35,301    $   33,894
                                              ----------    ----------
              Equipment                       $  246,536    $  246,536
                                              ----------    ----------
       Other Assets
              Capitalized Development
              Costs                           $  176,881    $   80,881
                                              ----------    ----------
              Investment in LumaLite,
              Inc.                            $    3,000    $    3,000
                                              ----------    ----------
              Investment in Mining
              Claims                          $  205,204    $   74,704
                                              ----------    ----------
              Mining Reclamation Bond         $    2,301    $    2,196
                                              ----------    ----------
              Goodwill                        $   30,950    $   30,950
                                              ----------    ----------
       Total Assets                           $  810,857    $  472,654
                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses                $        0    $        0
                                              ----------    ----------
             Current Maturities of
             Capital Lease Obligations        $        0    $    4,245
                                              ----------    ----------
       Total Current Liabilities              $        0    $    4,245
                                              ----------    ----------
       Capital Lease Obligations
       (less current maturities)              $        0    $    4,674
                                              ----------    ----------
       Total Liabilities                      $        0    $    8,919
                                              ----------    ----------
       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2002 Sept 30, 2002
       16,648,519 Issued                      $1,113,239

       2001 Sept 30, 2001
       14,894,984 Issued                                    $  720,899

       Treasury Stock                         $ (136,300)   $ (136,300)
       (1,947,744 shares)

       Retained Earnings                      $  (50,678)   $  (44,229)

       Deficit Accumulated in
       the Development Stage                  $  (74,879)   $  (74,879)
                                              ----------    ----------
       Net Income                             $  (40,525)   $   (1,756)
                                              ----------    ----------
       Total Stockholders Equity              $  810,857    $  463,735
                                              ----------    ----------
       Total Liabilities and
       Stockholders Equity                    $  810,857    $  472,654
                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   F/S-1


                              STATEMENT OF OPERATIONS

                                             September 30  September 30
                                                 2002          2001
                                              ----------    ----------
Revenues                                      $    3,407    $    1,847

Operating and Administrative Expenses         $   43,932    $    3,603
                                              ----------    ----------
Net Income from Operations(Loss)              $  (40,525)   $   (1,756)
                                              ==========    ==========
Loss on Devaluation of Investments            $     -0-     $     -0-

Net Gain (Loss)                               $  (40,525)   $   (1,756)
                                              ==========    ==========
Basic Earnings (Loss) Per Share               $   (0.003)   $   (0.000)
                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   F/S-2


                             STATEMENT OF CASH FLOWS

                                             September 30  September 30
                                                 2002          2001
                                              ----------    ----------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)                      $  (40,525)   $   (1,756)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock          $        0    $    2,608

       Decrease in accounts payable
       and accrued expenses                   $     (570)   $        0
                                              ----------    ----------
       Net cash from operating
       activities                             $  (41,094)   $      852
                                              ----------    ----------
Cash Flows From Investing Activities

       Proceeds from Sale of
       Investments                            $        0    $    1,392

       Additions to property and
       equipment                              $   (1,407)   $        0

       Capitalized Development                $  (96,000)   $

       Increase in Reclamation Bond           $     (105)   $     (123)

       Net cash from investing
       activities                             $  (97,512)   $    1,269
                                              ----------    ----------
Cash Flows From Financing Activities

       Sale of Common Stock                   $  255,000

       Principal payments on capital
       lease obligations                      $   (5,921)   $   (3,400)

       Net cash provided by
       financing activities                   $  249,079    $   (3,400)
                                              ----------    ----------
Net Increase (Decrease)in Cash                $  110,473    $   (1,279)
                                              ----------    ----------
Cash, Beginning of Year                       $      211    $    1,772
                                              ----------    ----------
Cash, End of 3rd Quarter                      $  110,684    $      493
                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                   F/S-3



                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 incorporated by reference herein.

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

Note that the merger with Gold Run Gulch Mining Company, when completed, will remove the Net Smelter Royalty and advance royalty payments due Gold Run Gulch. The lease with William Zanetti remains unchanged.

The Company has a mining lease with Mine Systems Design, Inc., its majority shareholder, which covers approximately 60 acres north of the New Jersey mine. The lease has a fifteen year term and calls for a 3% NSR if production is achieved. The NSR shall not exceed 10% of the gross proceeds.

                                   F/S-4


SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: November 11, 2002               By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: November 11, 2002               By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director

                                                             Certifications


                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred W. Brackebusch, Chief Executive Officer of New Jersey Mining Company, (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of New Jersey Mining Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/ Fred W. Brackebusch
----------------------
Fred W. Brackebusch
Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred W. Brackebusch, Principal Accounting Officer of New Jersey Mining Company, (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of New Jersey Mining Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Fred W. Brackebusch
----------------------
Fred W. Brackebusch
Principal Accounting Officer

                                                                 Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Jersey Mining Company (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Fred W. Brackebusch, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Fred W. Brackebusch
-------------------------
Fred W. Brackebusch
Chief Executive Officer
November 12, 2002



                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of New Jersey Mining Company (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the Report"), Fred W. Brackebusch, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Fred W. Brackebusch
------------------------------
Fred W. Brackebusch
Principal Accounting Officer
November 12, 2002