Form 10KSB
period 2002-12-31
NEW JERSEY MINING CO
filed 2003-03-26
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-KSB

        ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                 For the fiscal year ended December 31, 2002

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


Securities registered under Section 12(b) of the  Act: None


Securities registered under Section 12(g) of the Act:

Common Stock- No Par Value                        OTC Bulletin Board
--------------------------                 ----------------------------------
      Title of Class                       Name of Each Exchange on Which
                                                     Registered

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

State issuer's revenues for its most recent fiscal year. $  5,613
                                                        ---------------

The aggregate market value of the registrant's voting common stock held by non-affiliates was $2,701,690 as of March 11, 2003 based on the bid price quoted on the OTC Bulletin Board. As of March 11, 2003 the number of shares of common stock outstanding was 16,720,725.

                          TABLE OF CONTENTS
                                                                        Page
Glossary of Significant Mining Terms                                       3

                               PART I

Item 1.  Description of Business.                                          4
Item 2.  Description of Property.                                          7
Item 3.  Legal Proceedings.                                               14
Item 4.  Submission of Matters to a Vote of Security Holders.             14

                               PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.        14
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                       15
Item 7.  Financial Statements.                                            16
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure.                                            25

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.               25
Item 10. Executive Compensation.                                          26
Item 11. Security Ownership of Certain Beneficial Owners.                 27
Item 12. Certain Relationships and Related Transactions.                  28
Item 13. Exhibits and Reports on Form 8-K.                                28

Signatures                                                                29

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act
of 2002                                                                   30

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

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.

There have been no material reclassifications or purchases or sales of a significant amount of assets not in the ordinary course of business for the past three years. However, on October 22, 2002, the Company completed a merger with Gold Run Gulch Mining Company (GRG). The Company exchanged 1,916,250 common shares for all the outstanding shares of GRG. The exchange ratio was 0.875 of a share of New Jersey Mining Co. for one share of (GRG). The shares issued to GRG are restricted by SEC Rule 144. GRG's primary asset was the New Jersey mine property, a collection of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims.

BUSINESS OF THE COMPANY

General Description of the Business

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of six mineral properties: the New Jersey mine, the Silver Strand mine, the CAMP project, the Lost Eagle project, the Wisconsin-Teddy project and the Roughwater Project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other four properties are exploration stage properties.

The Company's New Jersey mine property has an area of approximately 430 acres and includes two mineral leases. The Company owns 5 patented claims containing 62 acres, 7 unpatented claims surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. This mineral lease carries a 5% Net Smelter Royalty (NSR). A second mineral lease of 68 acres was acquired from Mine Systems Design, Inc. in September of 2001. This lease carries a 3% NSR.

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000.

Effect of Existing or Probable Governmental Regulations on the Business

All operating plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. A plan of operation will be required before exploration or mining activities can be conducted on Federal land that is administered by the Bureau of Land Management or US Forest Service. The Bunker Hill Superfund site is located about 1 mile west of the New Jersey mine. It is possible that Superfund status could be applied to the area around the New Jersey mine because of historic mining activities. There is no known evidence that previous operations at the New Jersey mine which were prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be discovered. Historic mine tailings from upstream mining operations located near the New Jersey mill may have to be covered or removed if Superfund status is applied. The Bureau of Land Management is currently revising its regulations relative to exploration and mining operations, but the planned changes are not thought to have major effects on planned operations at the New Jersey mine.

The Company plans to submit a Plan of Operation to the US Forest Service
(USFS)in the near future for a seasonal, underground mining operation at the Silver Strand mine. It is not known how long it will take to receive a permit or whether a permit will be granted.

Costs and  Effects of Compliance with Environmental Laws (Federal, State and
Local)

No major Federal permits [except EPA storm water permit which is a blanket state-wide permit] are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management
(BLM), requires a Plan of Operation permit. With respect to the Silver Strand mine any exploration, development or production would require a Plan of Operation to be submitted to the U.S. Forest Service for approval. An approved plan at the Silver Strand will most likely require water quality monitoring, a reclamation plan, and possibly treatment of the mine water discharge. A bond will be required before operations can begin at the Silver Strand.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine operations. When a mine is operating, MSHA performs a series of inspections to verify compliance with mine safety laws.

With respect to the New Jersey mine, two important State of Idaho permits are necessary to perform the mining and milling operation, both of which are in hand. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. An Idaho cyanidation permit was applied for, and the permit was granted October 10, 1995 [No. CN-000027] The cyanidation process, CIL, has not been implemented at the New Jersey mine as of this date. The deposition of tailings using paste technology is a unique part of the permit. Tailings will be dewatered to a paste consistency using a high density thickener. Cyanide will be destroyed in the paste using bleach, and the tailings will be deposited on a sloped stack. Fred W. Brackebusch has received a U.S. patent (5,636,942) on this new tailings technology. Reclamation of the tailings stack will be done concurrently with mining. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the CIL plant and monthly sampling once operations commence. The current water monitoring program costs the company about $2,000 on an annual basis. The estimated annual cost for sampling after CIL operations begin is $25,000.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is three including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina
Brackebusch. There are no full-time employees at this time. Exploration and development work is currently performed independent contractors hired by the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2003. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

                                    ITEM 2.

                           DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location

The New Jersey mine is located in the Gold Run Gulch area, comprising about 15 square miles in the Coeur d'Alene Mining District just east of Kellogg, Idaho. The mine is adjacent to Interstate 90 and is easily accessed by local roads throughout the entire year. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization. The controlled property, known as the New Jersey mine, has an area of approximately 430 acres and includes a group of mineral leases and property held by the Company.

Mineral Property

The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the U.S. Bureau of Land Management. The known orebody is located on the patented mining claims.


Mineral Leases

A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $597 per ounce as of December 31, 2002. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR)royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, and except that the NSR shall not be less than 1%. No advance royalties are required by this lease.

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

Present Condition and Work Completed on the Property

Presently, operations at the New Jersey mine are suspended due to the low price of gold. Operations were suspended in mid 1997. During the period from 1994 through the suspension of operations in 1997 many projects were completed on the property. Several of the historic underground workings, namely the 2400 level adit and the Keyhole tunnel, were opened up. This permitted personnel to sample, map and evaluate portions of the Coleman vein and associated gold bearing structures.

A 100 ton per day gravity mill has been built and commissioned. A crushing plant was built and commissioned in 1996. An open pit mining program on the Coleman vein was initiated in 1995. Approximately 5,000 tons of ore were processed at the mill during 1995 through 1996. A gravity concentrate was produced and sold to ASARCO in East Helena, Montana. Gold recovery from the ore using gravity methods of concentration was relatively low (approx. 60%) so the decision was made to upgrade the mill to a CIL (Carbon-In-Leach) process. Testwork using the CIL process on New Jersey ores indicated gold recoveries of up to 95% were achievable. Construction on a CIL circuit began in late 1996 and was suspended in the spring of 1997 due to the inability of the company to raise sufficient funds. The concrete foundation work was completed before suspension of operations. During 2000, management of the Company completed a modest construction project, a 32 foot by 48 foot pole type building adjacent to the existing mill building.

During 2001, the Company completed a 325 meter diamond drilling exploration program at the New Jersey mine. Two holes were drilled to explore a geophysical anomaly detected in the autumn of 2000. One hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content. The gold zone was composed of 0.70 grams per tonne gold over two separate 10 meter intervals. In 2002, 1,317 meters of diamond drilling was completed amongst 11 holes at the New Jersey mine. The drilling confirmed the continuity of the Coleman vein system as nine of the holes intercepted the vein system. Reserves were not increased as the drilling was too widely spaced. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold.

Exploration plans call for drifting from the 2400 Level north to explore for the downward projection of the DDH02-02 vein intercept. The Company also plans to install flotation capacity at its New Jersey mill. These plans are dependent on the Company's ability to raise funds through a private placement of common stock.

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

Reserves

The reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman Vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 short tons of gravity-mill production. Other sources include channel samples from the outcrop and also from the Keyhole Tunnel

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

SILVER STRAND MINE

Location

The Silver Strand mine is located in Kootenai County, Idaho about 12 miles east-northeast of Coeur d'Alene, Idaho. The property consists of 15 unpatented lode claims. It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d'Alene River. Primary access is from Coeur d'Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek.

Mineral Property

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. retains a royalty on the Silver Strand claims. The royalty is a 1.5% Net Smelter Return (NSR) capped at $50,000 after which the NSR decreases to 0.5%.

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

During 2002, an exploration drilling program was completed at the Silver Strand. Rehabilitation of the 225 Level portal was started but not completed
in 2002.   The drilling was successful in extending the limits of the ore shoot below the No. 3 Level. The company is submitting a Plan of Operations to the USFS for a seasonal underground mining operation with a production rate of 500 to 1,000 tonnes per month. The startup of mining at the Silver Stand is dependent on the receipt of a permit from the USFS and gold and silver prices. Also, the startup of a seasonal operation is dependent on the Company's ability to raise funds through a private placement of common stock.

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

Mineral Lease

As part of a July 26, 1978 lease agreement with Coeur d'Alene Mines Corp. (Coeur), New Jersey Mining Co. will receive a 7.1% Net Profits Interest
(NPI),if the property is put into production. However, according to the agreement, Coeur can retain 93.925% of the net profits until Coeur is reimbursed in total for its advance payments and expenditures. The term of the lease is 61 years. The Agreement also calls for Coeur to spend $50,000 annually on exploration. However, a December 18, 1992 Amendment to the Agreement allowed Coeur to fulfill the exploration work requirement until 2006 by applying past work in the amount of $1,436,243 towards the exploration work requirement.

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

In 1978, Coeur d'Alene Mines Corp. signed a new lease agreement with Merger Mines and Plainview Mining Co. Coeur began an exploration program soon thereafter consisting of geochemical soil sampling, trenching, an exploration tunnel and diamond drilling (surface & underground). The exploration program continued through 1982. Coeur spent a total of $1,436,243 on the project. The property has not received any more exploration activity since 1982 and to the best of our knowledge, Coeur has no plans for exploration.

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

LOST EAGLE PROJECT

Summary

The Lost Eagle is an exploration project without known ore reserves. It is located in the West Fork of Eagle Creek near Murray, Idaho. The outcrop of the Lost Eagle vein is located on the hillside above a USFS road. Access to the outcrop is by foot only. The Company's two lode claims cover 40 acres and are on federal land administered by the U.S. Forest Service. The project is a gold and silver exploration project. The Lost Eagle vein is a quartz vein carrying sulfides that outcrops in the Revett formation. The sulfide minerals found in the vein are galena, pyrite, hessite and petzite. Hessite is a silver telluride mineral and petzite is a gold-silver telluride mineral. The presence of tellurides is thought to be significant as tellurides are usually associated with high-grade gold deposits near alkaline-igneous bodies. However, no known igneous bodies are mapped in the area. Historical workings included two short adits, say 5 meters long, located along the strike of a quartz vein system. The upper adit established by the old-timers exposes the vein where it is mineralized. Work completed by the Company includes partially completing the re-opening of the adit, channel sampling the vein and a geochemical soil sampling grid was also completed. During 2002, a geophysical IP/Resistivity survey was completed at the Lost Eagle. The geophysical survey indicated a significant IP high and resistivity low which is indicative of sulfide minerals and quartz.

Plans call for drilling two exploration core holes to investigate the geophysical anomaly. A Plan of Operations has been submitted to the USFS. A permit for drilling at the Lost Eagle has not been issued as of the date of this report.

WISCONSIN-TEDDY PROJECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves.
The project area lies north of the New Jersey mine and is accessed by a local frontage road. The Company's claims cover 83 acres. The claims are unpatented and are on federal land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Preliminary field investigations have delineated a large structure about 30 meters in width which contains anomalous copper, lead and silver mineralization. One shallow exploration hole (500 feet) is planned for an initial investigation of this structure. This property may contain a vent or fracture system related to Sullivan-type mineralization. Work to date includes the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping.

ROUGHWATER PROJECT

Roughwater is an exploration project without known ore reserves. The Roughwater prospect is comprised of nine unpatented claims in the Clark Fork mining district about 60 miles north of Kellogg. The property is located near Bear Creek in the Lightening Creek drainage. To date, the work completed on the property includes sampling of surface outcrops and preliminary metallurgical testwork. The property is a copper-gold showing with minor platinum group metal content. The host rock is a quartz diorite sill which has intruded the Prichard formation. A wide area of disseminated copper mineralization has been observed which may be a cumulate layer in the sill. No work was completed on the property in 2002.


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

Quarterly High/Low Bids
============================================================================
                                                      High Bid      Low Bid
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2002
First Quarter                                         $ 0.12       $ 0.07
Second Quarter                                        $ 0.40       $ 0.09
Third Quarter                                         $ 0.38       $ 0.21
Fourth Quarter                                        $ 0.35       $ 0.24
----------------------------------------------------------------------------
Fiscal Year Ending December 31, 2001
First Quarter                                         $ 0.16       $ 0.03
Second Quarter                                        $ 0.18       $ 0.05
Third Quarter                                         $ 0.10       $ 0.06
Fourth Quarter                                        $ 0.12       $ 0.06
============================================================================

Shareholders

As of December 31, 2001 there were approximately 450 shareholders of record of the Company's Common Stock. As of December 31, 2002 the Company had issued and outstanding 16,636,775 shares of Common Stock. As of December 31, 2002 1,700,000 Warrants were outstanding. Each Warrant is exercisable for one share of Common Stock at $0.25 until May 1, 2004.

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

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

Recent Sales of Unregistered Securities

On May 25, 2002 the Company completed a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. A total of 1,700,000 Units at a price of $0.15 per Unit for gross proceeds of $255,000 were sold. Each Unit consisted of one share of Common Stock plus a Warrant with each Warrant exercisable for one share of Common Stock at a price $0.25 per share until May 1, 2004. The offering was not made to the public and was strictly limited to persons in the United States who met certain minimum financial or sophistication requirements. The placement agent was Pennaluna & Co. of Coeur d'Alene,Idaho who received a commission of 10%.


                                    ITEM 6.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's financial condition and operations changed significantly from 2001 to 2002 primarily due to the influx of new capital due to financing activities. Cash requirements in 2002 were much higher than in 2001 because of the increase in exploration activities, primarily drilling. Operating and administrative expenses were $56,920 in 2002 compared to $12,016 in 2001 due to commissions paid for financing activities and due to a higher level of operating activity. Royalties from the lease of the New Jersey mine were reduced to $5,613 in 2002 compared to $8,176 in 2001 because of the termination of the lease. In 2003 the Company will not be able to rely on leasing income to meet operating and administrative expenses but the Company has $40,436 in cash with which to cover expenses. Cash requirements and expenses for operating and administrative activities in 2003 could be similar to higher than in 2002, depending on further financing activities. Should financing activities not be successful, current cash will be used to meet basic expenses required to maintain the status quo.

In 2002, funds used for exploration caused the deferred development account to increase from $80,881 to $256,952. A similar or larger increase in 2003 may occur if financing activities are successful, but if not, the deferred development account may remain about the same.

In 2002, the merger of Gold Run Gulch Mining Company into the Company yielded about $8,000 in cash and eliminated potential future payment of royalties on gold production from the property acquired. The Gold Run merger increased the Company's assets by $274,000 in 2002 compared to asset acquisitions in 2001 which increased assets by $125,000. No mergers or asset acquisitions are planned for 2003.

In 2002, the Company drilled gold and silver ore at its Silver Strand mine of a sufficient quality that production is being contemplated. Permitting and financing activities must be successful before production can be realized. Production may commence in 2003, but 2004 is more likely. Production could occur from the New Jersey mine if higher gold prices occur without permitting limitations and with less pre-production capital than will be required at the Silver Strand mine, but the quality of the ore at the New Jersey mine is less than the Silver Strand mine.

                                    ITEM 7.

                             FINANCIAL STATEMENTS


                        INDEPENDENT AUDITOR'S REPORT

                      [Nathan Wendt, C.P.A. LETTERHEAD]

Board of Directors
New Jersey Mining Company
PO Box 1019
Kellogg, Idaho 83837

Directors:

We have audited the accompanying balance sheet of New Jersey Mining Company (a development stage company)as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of New Jersey Mining Company. Our responsibility is to express an opinion on financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of New Jersey Mining Company at December 31, 2002, and the results of its operation and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Nathan Wendt
----------------
Certified Public Accountant

Kellogg, Idaho
March 24, 2003

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

                   ASSETS
                   ------
                                          Dec. 31,     Dec. 31,       Dec. 31,
                                            2002         2001           2000
                                         ----------     ----------    ----------
       Current Assets
              Cash                       $   40,436     $      211    $    1,772

       Property & Equipment
              Building                   $   35,301     $   33,894    $   33,894

              Equipment                  $  246,536     $  246,536    $  246,536

       Other Assets
              Deferred Development
              Costs                      $  256,952     $   80,881    $   80,881

              Investment in Mining
              Claims                     $  470,204     $  205,204    $   74,704

              Investment in Consil
              Corporation                $    3,000     $    3,000    $    7,000

              Mining Reclamation Bond    $    2,301     $    2,197    $    2,073

              Goodwill                   $   30,950     $   30,950    $   30,950
                                         ----------     ----------    ----------
       Total Assets                      $1,085,680     $  602,873    $  477,810
                                         ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   LIABILITIES AND STOCKHOLDERS EQUITY
                   -----------------------------------
                                           Dec. 31,     Dec. 31,       Dec. 31,
                                            2002         2001           2000
                                         ----------     ----------    ----------
       Current Liabilities

              Accounts Payable &
              accrued expenses           $    7,926     $      570    $        0

             Current Maturities of
             Capital Lease Obligations   $        0     $    5,921    $    6,645
                                         ----------     ----------    ----------
       Total Current Liabilities         $    7,926     $    6,491    $    6,645
                                         ----------     ----------    ----------
       Capital Lease Obligations
       (less current maturities)         $        0     $        0    $    5,675
                                         ----------     ----------    ----------
       Total Liabilities                 $    7,926     $    6,491    $   12,320
                                         ----------     ----------    ----------
       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares
       authorized

       2002 Dec. 31, 2002
       18,583,919                        $1,390,918

       2001 Dec. 31, 2001
       14,942,834 Issued                                $  858,239

       2000 Dec. 31, 2000                                             $  720,899
       13,569,434 Issued

       Treasury Stock                    $ (136,300)    $ (136,300)   $ (136,300)
       (1,947,744 shares)

       Retained Earnings                 $ (101,985)    $  (50,678)   $  (44,230)
       Deficit Accumulated in
       the Development Stage             $  (74,879)    $  (74,879)   $  (74,879)
                                         ----------     ----------    ----------
       Total Stockholders Equity         $1,077,754     $  596,382    $  465,490
                                         ----------     ----------    ----------
       Total Liabilities and
       Stockholders Equity               $1,085,680     $  602,873    $  477,810
                                         ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                         Dec. 31       Dec. 31       Dec. 31
                                          2002          2001          2000
                                       ----------    ----------    ----------
Revenues                               $    5,613    $    8,176    $    8,828

Operating and Administrative Expenses  $  (56,920)   $  (12,016)   $   (5,906)
                                       ----------    ----------    ----------
Net Income or (Loss and Deficit
Accumulated in the Development Stage)  $  (51,307)   $   (3,840)   $    2,922
                                       ----------    ----------    ----------
Loss on Devaluation of Investments     $        0    $   (2,608)   $  (23,414)
                                       ----------    ----------    ----------
Net Loss                               $  (51,307)   $   (6,448)   $  (20,492)
                                       ==========    ==========    ==========
Basic Earnings (Loss) Per Share        $   (0.003)   $  (0.0004)   $   (0.001)
                                       ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock           Treasury    Accumulated
                                                 Stock       Deficit
                    Shares        Amount                                    Total
                  ----------    ----------    ----------    ----------    ----------

Balances
December
31, 1999          11,510,190    $  647,836    $ (136,300)   $  (98,617)   $  412,919

Issuance of
common shares
for investments
2000                  50,000    $   68,750                                $   68,750

Issuance of
common shares
for services
2000                  62,100    $    4,313                                $    4,313

Net Loss year
Ended December
31, 2000                                                    $  (20,492)   $  (20,492)
                  ----------    ----------    ----------    ----------    ----------
Balances
December 31,
2000              11,622,290    $  720,899    $ (136,300)   $ (119,109)   $  465,490

Issuance of
common shares
for investments
2001               1,305,000    $  130,500                                $  130,500

Issuance of
common shares
for services
2001                  68,400    $    6,840                                $    6,840

Net Loss year
Ended December
31, 2001                                                    $   (6,448)   $   (6,448)
                  ----------    ----------    ----------    ----------    ----------
Balances
December 31
2001              12,995,690    $  858,239    $ (136,300)   $ (125,557)   $  596,382

Issuance of
common shares
for 506 Offering   1,700,000    $  255,000                                $  255,000

Issuance of
common shares for
Gold Run Merger    1,916,250    $  273,954                                $  273,954

Issuance of
common shares
for Services          24,835    $    3,725                                $    3,725

Net Loss year
ended December
31, 2002                                                    $  (51,307)   $  (51,307)
                  ----------    ----------    ----------    ----------    ----------
Balances
December 31,2002  16,636,775    $1,390,918    $ (136,300)   $ (176,864)   $1,077,754
                  ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS

                                        Dec. 31         Dec. 31          Dec. 31
                                         2002            2001             2000
                                      ----------       ----------       ----------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities

       Net Income (Loss)              $  (51,307)      $   (6,448)      $  (20,492)

       Increase in investments in
       operating activities           $ (176,175)      $     (124)      $    3,441

       Increase in accounts payable
       and accrued expenses           $    7,356       $      570       $        0
                                      ----------       ----------       ----------
       Net cash used in operating
       activities                     $ (220,126)      $   (6,002)      $  (17,501)
                                      ----------       ----------       ----------
Cash Flows From Investing Activities

       Net Cash from investing
       activities                     $  266,272       $   10,270       $   25,567
                                      ----------       ----------       ----------
Cash Flows From Financing Activities

       Principal payments on capital
       lease obligations              $   (5,921)      $   (5,829)      $   (7,026)
                                      ----------       ----------       ----------
       Net cash provided by
       financing activities           $   (5,921)      $   (5,829)      $   (7,026)
                                      ----------       ----------       ----------
Net Increase (Decrease)in Cash        $   40,225       $   (1,561)      $    1,490
                                      ----------       ----------       ----------
Cash, Beginning of Year               $      211       $    1,772       $      282
                                      ----------       ----------       ----------
Cash, End of Year                     $   40,436       $      211       $    1,772
                                      ==========       ==========       ==========

Supplemental Schedule of Noncash
Investing and Financing
Activities

Investment in Mining Claims           $  265,000       $  100,000       $  (71,263)
2002 Gold Run Gulch Mining Co.                              5,000
                                                           25,500

The accompanying notes are an integral part of these financial statements.

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

                                     2002

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Jersey Mining Company (the Company) was incorporated as an Idaho corporation on July 18, 1996. The Company was dormant until December 31, 1996 when all of the assets and liabilities of New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The net assets and net liabilities transferred at historical cost were:

       Assets acquired:(Net)                           $256,138

       Liabilities assumed:(Net)                       $ 48,170

       Net assets acquired December 31, 1997           $207,968

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

Summary of Significant Accounting Policies:

a. Plant and equipment - Plant and equipment are stated at cost. No depreciation has been recorded through December 31, 2002, as substantially all assets are under construction or have not yet been placed into service. Depreciation will be provided when the assets are placed into service, using straight-line and accelerated methods over the estimated useful lives of the assets.

b. Deferred development costs - Certain costs of developing the Company's mining claims and related property have been capitalized. Such costs, consisting principally of clearing, drilling, blasting, and similar activities, less nominal sales of concentrate, will be amortized to expense based on production. If production does not commence, the costs will be charged to expense.

c. Impairment - Impairment is recognized when it is probable that a loss will be incurred in the realization of a recorded asset. Management has determined that no impairment of assets has occurred at December 31, 2002, as adequate ore reserves are available for production and sale to recover all capitalized costs.

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

NOTE 2 - LEASES OF MINING CLAIMS

The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development, and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if the price of gold exceeds $597 per troy ounce. Also, advance royalties totaling $500 are required under the lease. The advance royalties, charged to expense as incurred, are accumulated and will be credited against the production royalty obligations. The lessors may terminate the leases upon the Company's failure to perform under the term of the leases. The Company may also terminate the leases at any time. Mine Systems Design, Inc., the majority shareholder of New Jersey Mining Company - 52.7%, has agreed to fulfill all mineral lease requirements necessary for mineral lease permits.

A second mineral lease was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR)royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, and except that the NSR shall not be less than 1%. No advance royalties are required by this lease.

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

At March 12, 1998, Plainview's summarized (unaudited) balance sheet consisted of the following at fair values:

      Total Assets:                      $300,000

NOTE 4 - INVESTMENTS

In October 2002, the Company made an exchange offer with Gold Run Gulch Mining Company. The Company exchanged 1,916,250 common shares for all of the outstanding shares of Gold Run Gulch. The exchange ratio was 0.875 of a share of New Jersey Mining Co. for 1 share of Gold Run Gulch Mining Co. The primary assets received were 62 acres of patented claims, mineral rights to 108 acres of fee land and approximately 130 acres of unpatented mining claims. The total value at the date of the exchange was $273,954 - including cash of $8,954.

The Company owns 600 shares of Lumalite Holdings Inc. These shares were received from the merger with Plainview (see Note 3). Our value of the shares owned is $25.

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

NOTE 5 - CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital lease obligations. The capitalized cost of such equipment at December 31, 2002 totaled $54,273. Amortization of the cost has not begun (see Note 1). In January 1999, the Company entered into a royalty agreement with Mine Systems Design, Inc.
(MSD). The agreement states that MSD will pay all of the accounts payable, expenses, and yearly lease obligations in exchange for use of the Company's equipment. During 2002, the total royalties received were $2,000. Following are the future minimum lease payments and net capital lease obligations at December 31, 2002:

            Years Ending December 31                  Amount
            ------------------------                  -------
            2003                                      $     0
                                                      -------
            Noncurrent capital lease obligations      $     0

Interest expense totaled $547 for 2002.

NOTE 6 - INCOME TAXES

At December 31, 2002, the Company had deferred tax assets of $26,500, which were fully reserved by valuation allowances. For the year ended December 31, 2002, the Company has recognized the net tax benefit for its operating loss in the statement of operations, as valuation allowances offset such benefit.

The Company has a tax-basis operating loss carry-forward of approximately $176,864 that is available to offset future taxable income through 2017.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, although the Company is in the development stage. As shown in the accompanying statement of operations, the Company incurred a net loss of $51,307 in 2002. The ability of the Company to recover its capitalized costs of assets and continue as a going concern is dependent upon the Company's evolution to the operating stage, the success of future operations, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                    ITEM 8.

                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

                                   ITEM 9.

   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Directors and Executive Officers
============================================================================
Name & Address          Age        Position        Date First        Term
                                                    Elected         Expires
----------------------------------------------------------------------------
Fred W. Brackebusch     58         President        7/18/96
P.O. Box 1019                      Director
Kellogg, Idaho 83837               Treasurer
----------------------------------------------------------------------------
Grant A. Brackebusch    33         Vice President   7/18/96
P.O. Box 131                       Director
Silverton, ID 83867
----------------------------------------------------------------------------
Charles F. Asher        78         Director          1/1/97
15 Alvarado
Rancho Viejo
TX 78575
----------------------------------------------------------------------------
Tina C. Brackebusch     33         Secretary         1/1/97
P.O. Box 131
Silverton, ID 83867
----------------------------------------------------------------------------
Ronald Eggart           81         Director          1/1/97
HC-01 Box 187
Kellogg, ID 83837
----------------------------------------------------------------------------
============================================================================

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

Family Relationships

Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

                                   ITEM 10.

                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
============================================================================
Name &      Year    Salary     Bonus    Other      Restrct.  Options    LTIP
Principal            ($)       ($)      Annual     Stock      SARs     Payout
Position                                Comp.($)   Awards($)             ($)
----------------------------------------------------------------------------
F.          2000     -0-        -0-       -0-        188        -0-      -0-
Brackebusch 2001     -0-        -0-       -0-        300        -0-      -0-
President   2002     -0-        -0-       -0-        450        -0-      -0-
----------------------------------------------------------------------------
G.          2000     -0-        -0-       -0-        188        -0-      -0-
Brackebusch 2001     -0-        -0-       -0-        300        -0-      -0-
Vice Pres.  2002     -0-        -0-       -0-        450        -0-      -0-
----------------------------------------------------------------------------
C. Asher    2000     -0-        -0-       -0-        188        -0-      -0-
Director    2001     -0-        -0-       -0-        300        -0-      -0-
            2002     -0-        -0-       -0-        450        -0-      -0-
----------------------------------------------------------------------------
T.          2000     -0-        -0-       -0-        188        -0-      -0-
Brackebusch 2001     -0-        -0-       -0-        300        -0-      -0-
Secretary   2002     -0-        -0-       -0-        450        -0-      -0-
----------------------------------------------------------------------------
R. Eggart   2000     -0-        -0-       -0-        188        -0-      -0-
Director    2001     -0-        -0-       -0-        300        -0-      -0-
            2002     -0-        -0-       -0-        450        -0-      -0-
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

The Board of Directors agreed to pay Officers and Directors for their services 3,000 shares of restricted common stock per year for the years 2000, 2001 and 2002. There are no plans at this time to change the number of shares awarded to Directors and Officers of the Company. A value of $0.0625 per share was ascribed to the shares in 2000, $0.10 per share in 2001, and $0.15 per share in 2002. The Company does not have a standard arrangement pursuant to which Directors or Officers are compensated for their services.

                                   ITEM 11.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT


The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - March 11, 2003.

Security Ownership of Certain Beneficial Owners and Management
============================================================================
Title Of     Name and Address of         Amount & Nature of       Percent of
Class         Beneficial Owner            Beneficial Owner          Class
----------------------------------------------------------------------------
Common       Fred W. Brackebusch           7,891,072 indirect(a)      47.34%
             President & Director             25,000 direct
             P.O. Box 1019
             Kellogg, Idaho 83837
----------------------------------------------------------------------------
Common       Grant A. Brackebusch            915,928 indirect(b)       5.71%
             Vice Pres. & Director            39,276 direct
             P.O. Box 131
             Silverton, ID 83837
----------------------------------------------------------------------------
Common       Terry & Marguerite Tyson         875,000                  5.23%
             County Road U
             Lipscomb, TX 79056
----------------------------------------------------------------------------
Common       Charles F. Asher, Director        61,000                  0.37%
             15 Alvarado
             Rancho Viejo, TX 78575
----------------------------------------------------------------------------
Common       Tina C. Brackebusch, Secretary    15,000                  0.09%
             P.O. Box 131
             Silverton, ID 83867
----------------------------------------------------------------------------
Common       Ronald Eggart, Director           54,332                  0.33%
             HC-01 Box 187
             Kellogg, ID 83837
----------------------------------------------------------------------------
============================================================================

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 8,807,000 common shares of New Jersey Mining Co. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is a Schedule S corporation that owns 8,807,000 common shares of New Jersey Mining Co. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

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

Exhibit 10.4 Lease Agreement with Mine Systems Design, Inc. - Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.

Exhibit 10.5 Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co. Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002.

Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

A Form 8-K report was filed on May 28, 2002 and referenced a press release stating the Company had raised funds through a private placement.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: March 25, 2003                  By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: March 25, 2003                  By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President
                                      & Director

                        CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Fred W. Brackebusch, President of New Jersey Mining Company,(the "registrant"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of New Jersey Mining Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


/s/Fred W. Brackebusch
----------------------
Fred W. Brackebusch
President

                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Grant A. Brackebusch, Vice President of New Jersey Mining Company
(the           "registrant"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of New Jersey Mining Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


/s/Grant A. Brackebusch
--------------------
Grant A. Brackebusch
Vice President