Form 10QSB
period 2003-03-31
NEW JERSEY MINING CO
filed 2003-05-14
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2003

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


The number of outstanding shares of the registrant's common stock at March 31,
2003 was   16,700,725 shares
           -----------------

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

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended
 December 31, 2002 incorporated by reference herein.


                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's financial condition and operations changed significantly from 2002 to 2003 primarily due to the influx of new capital due to financing activities. Cash requirements in the first quarter of 2003 were much higher than the first quarter of 2002 because of the increase in exploration activities. Operating and administrative expenses were $7,055 in the first quarter of 2003 compared to $2,466 in the first quarter of 2002 due to a higher level of operating activity. Operating and administrative expenses were down from the previous quarter primarily due to seasonal reasons. Royalties from the lease of the New Jersey mine no longer existed in the first quarter of 2003 compared to the first quarter of 2002 because of the termination of the lease. The Company presently relies on financing activities to meet operating and administrative expenses as well as for exploration activities. During the first quarter of 2003, 140,000 shares of common stock were issued as warrants were exercised for $0.25 per share. These warrants were part of a May 2002 private placement completed pursuant to Rule 506 of Regulation D of Securities Act of 1933, as amended.

In the current quarter funds used for exploration caused the deferred development account to increase from $256,952 to $287,842. A similar or larger increase in the deferred development account will probably occur in the second quarter of 2003.

Permitting of a mining operation at the Silver Strand mine is underway, but expenditures for the development of the mine are not contemplated for 2003 because of the anticipated timing of the permitting process. Expenditures for environmental permitting will probably be less than $10,000 in 2003.

Production of ore from the New Jersey mine may occur in 2004 but higher gold and silver prices will be required for production from the open pit mine.

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

                     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Reports on Form 8-K

None.

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of March 31, 2003 and March 31, 2003.                F/S-1

Statements of Operations for the three months ended
March 31, 2003 and 2002.                                               F/S-2

Statements of Cash Flow for the three months ended
March 31, 2003 and 2002.                                               F/S-3

Notes to Interim Financial Statements                                  F/S-4


                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                         March 31      March 31
                                           2003          2002
                                          --------    ---------
       Current Assets
              Cash                       $   29,741      $     61

       Property & Equipment
              Building                   $   35,436      $ 33,894

              Equipment                  $  246,536      $246,536

       Other Assets
              Capitalized Development
              Costs                      $  287,842      $ 80,881

              Investment in LumaLite,
              Inc.                       $    3,000      $  3,000

              Investment in Mining
              Claims                     $  470,204      $205,204

              Mining Reclamation Bond    $    2,347      $  2,300

              Goodwill                   $   30,950      $ 30,950

       Total Assets                      $1,106,056      $602,826

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

              Accounts Payable &
              accrued expenses          $      0        $  2,585

             Current Maturities of
             Capital Lease Obligations  $      0        $  3,921

       Total Current Liabilities        $      0        $  6,506

       Capital Lease Obligations
       (less current maturities)        $      0        $      0

       Total Liabilities                $      0        $  6,506

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2003 March 31, 2003
       16,720,725 Issued                $1,425,917

       2002 March 31, 2002
       14,943,434 Issued                                $ 858,239

       Treasury Stock                   $ (136,300)     $(136,300)
       (1,947,744 shares)


       Retained Earnings                $ (108,682)     $ (50,740)

       Deficit Accumulated in
       the Development Stage            $  (74,879)     $ (74,879)


       Total Stockholders Equity        $1,106,056      $ 596,320

       Total Liabilities and
       Stockholders Equity              $1,106,056      $ 602,826

                                     F/S-1


                              STATEMENT OF OPERATIONS

                                       March 31       March 31
                                         2003          2002
                                        --------      -------
Revenues                               $     358     $  2,405

Operating and Administrative Expenses  $   7,055     $  2,466

Net Income from Operations(Loss)       $  (6,697)    $    (61)

Net Gain (Loss)                        $  (6,697)    $    (61)

Basic Earnings (Loss) Per Share        $  (0.0004)   $  (0.000)


                                     F/S-2


                             STATEMENT OF CASH FLOWS

                                        March 31      March 31
                                          2003          2002
                                        --------       -------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)                $( 6,697)     $     (61)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock    $      0      $       0

       Decrease in accounts payable
       and accrued expenses             $ (7,927)     $      15

       Net cash from operating
       activities                       $(14,624)     $      15

Cash Flows From Investing Activities

       Additions to Property and
       equipment                        $    (135)    $       0

       Capitalized Development          $ (30,890)    $       0

       Increase in Reclamation Bond     $     (46)    $    (104)

       Net cash from investing
       activities                       $( 31,071)    $    (104)

Cash Flows From Financing Activities

       Sale of Common Stock             $  35,000     $       0

       Net cash provided by
       financing activities             $  35,000     $       0

Net Increase (Decrease)in Cash          $ (10,695)    $    (150)

Cash, Beginning of Year                 $  40,436     $     211

Cash, End of 1st Quarter                $  29,741     $      61


                                     F/S-3


                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 incorporated by reference herein.

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

Note 2 - Leases of Mining Claims

The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds $597 per troy ounce. Also, annual advance royalties totaling $500 are required under the lease. The advance royalties, charged to expenses as incurred, are accumulated and will be credited against the production royalty obligations. The lessor may terminate the lease upon the Company's failure to perform under these terms of the lease. The Company may also terminate the lease at any time.

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

Date: May 14, 2003                    By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: May 14, 2002                    By /s/ GRANT A. BRACKEBUSCH
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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


/s/Grant A. Brackebusch
--------------------
Grant A. Brackebusch
Vice President