Form 10QSB
period 2003-06-30
NEW JERSEY MINING CO
filed 2003-08-05
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 30, 2003

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


The number of outstanding shares of the registrant's common stock at June 30,
2003 was   17,262,690 shares
           -----------------

                           TABLE OF CONTENTS
                                                                        Page

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              4
Item 2.  Management's Discussion and Analysis                              4


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 5
Item 2.  Changes in Securities                                             5
Item 3.  Defaults Upon Senior Securities                                   5
Item 4.  Submission of Matters to a Vote of Security Holders               5
Item 5.  Other Information                                                 5
Item 6.  Exhibits and Reports on Form 8-K                                  6

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 incorporated by reference herein.


                                  ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's financial condition and operations were similar for the first 6 months of 2003 as for the same period of 2002 and the same holding true for the 2nd quarter periods. New capital from financing activities in the 2nd quarter of 2003 was used primarily for exploration activities as in the corresponding period of 2002. The cash balance at the end of the 2nd quarter of 2003 was $47,400 compared to $216,000 for the corresponding quarter of 2002. Because of the lower cash balance in 2003, it is anticipated that exploration activities will decline in the second half of 2003. Operating and administrative expenses were $28,000 in the second quarter of 2003 compared to $37,000 in the second quarter of 2002 even though operating activities were at a similar level. The Company presently relies upon financing activities to meet operating and administrative expenses as well as for exploration activities.

In the current quarter funds used for exploration caused the deferred development account to increase from $287,000 to $358,000. It is anticipated that the deferred development account will not change greatly in the remainder of 2003.

Permitting of a mining operation at the Silver Strand mine is underway, but expenditures for development of the mine are not contemplated for 2003 because of the anticipated delay of the permitting effort. Expenditures for permitting will probably be less than $10,000 in 2003.

Production of ore from the New Jersey mine may occur in 2004 but higher gold and silver prices will be required for production from the open pit mine.

It is anticipated that exploration expenditures will commence in the second half of 2003 at the Golden Chest mine after formal agreements have been signed.

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District of northern Idaho. The Company has a portfolio of six mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the Silver Strand mine, the Golden Chest mine, the Lost Eagle project, the CAMP project and the Wisconsin-Teddy project.

For a more complete description of the Company's properties refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.



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


                                  ITEM 5.

                            OTHER INFORMATION

On June 16, 2003 the Company announced it had recently signed a letter of intent with Paymaster Resources Incorporated and Prichard Creek Resource Partners LLC pursuant to which the Company will enter into an exploration lease with a mining lease option on the Golden Chest mine located near Murray, Idaho. The Golden Chest mine produced 65,000 ounces of gold from narrow high grade veins. The agreement calls for a 2.5 year exploration period during which the Company will issue 10,000 shares of common stock per six month period. If the mining lease is executed, the Company would issue 100,000 common shares and pay a sliding scale net smelter return royalty on gold production which increases with the gold price. The royalty is 3% up to $400/oz gold and then increases to a maximum of 6% at higher gold prices, but the trigger prices for higher royalties will be adjusted for inflation. Also, the Company would issue 50,000 common shares for each 10,000 ounces of gold produced at the Golden Chest.


                                  ITEM 6.

                     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Reports on Form 8-K

None.



                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of June 30, 2003 and June 30, 2002.                  F/S-1

Statements of Operations for the three and six month periods
ended June 30, 2003 and 2002.                                          F/S-2

Statements of Cash Flow for the six month period ended
June 30, 2003 and 2002.                                                F/S-3

Notes to Interim Financial Statements                                  F/S-4

                          NEW JERSEY MINING COMPANY
                        (A Development Stage Company)
                                BALANCE SHEET

ASSETS

                                          June 30         June 30
                                            2003            2002
                                          --------        ---------
       Current Assets
              Cash                       $   47,398      $  216,008

       Property & Equipment
              Building                   $   35,436      $   33,894

              Equipment                  $  246,536      $  246,536

       Other Assets
              Capitalized Development
              Costs                      $  358,842      $   80,881

              Investment in LumaLite,
              Inc.                       $    3,000      $    3,000

              Investment in Mining
              Claims                     $  470,204      $  205,204

              Mining Reclamation Bond    $    2,347      $    2,301

              Goodwill                   $   30,950      $   30,950

       Total Assets                      $1,194,713      $  818,774



LIABILITIES AND STOCKHOLDERS EQUITY

       Current Liabilities

              Accounts Payable &
              accrued expenses           $    1,414      $    1,015

             Current Maturities of
             Capital Lease Obligations   $        0      $    3,100

       Total Current Liabilities         $        0      $    4,115

       Capital Lease Obligations
       (less current maturities)         $    1,414      $        0

       Total Liabilities                 $    1,414      $    4,115

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 20,000,000 shares authorized

       2003 June 30, 2003
       17,262,690 Issued                 $1,540,917

       2002 June 30, 2002
       14,699,775 Issued                                 $1,113,239

       Treasury Stock                    $ (136,300)     $ (136,300)
       (1,947,744 shares)


       Retained Earnings                 $ (101,984)     $  (50,678)

       Deficit Accumulated in
       the Development Stage             $  (74,879)     $  (74,879)

       Net Income                        $  (34,455)     $  (36,723)

       Total Stockholders Equity         $1,193,299      $  814,659

       Total Liabilities and
       Stockholders Equity               $1,194,713      $  818,774

                                    F/S-1



                                STATEMENT OF OPERATIONS
                              For the Three and Six Month
                          Periods Ending June 30, 2003 and 2002.

                                            June 30, 2003              June 30, 2002
                                       ----------------------    ---------------------
                                        Three          Six        Three        Six
                                        Months        Months      Months      Months
                                       --------      -------     --------     -------
Revenues                                $    304    $    662     $    443    $  2,848

Operating and Administrative Expenses   $ 28,062    $ 35,117     $ 37,105    $ 39,572

Net Income from Operations(Loss)        $(27,758)   $(34,455)    $(36,662)   $(36,724)

Net Gain (Loss)                         $(27,758)   $(34,455)    $(36,662)   $(36,724)

Basic Earnings (Loss) Per Share         $ (0.002)   $ (0.002)    $ (0.002)   $ (0.002)

                                    F/S-2



                             STATEMENT OF CASH FLOWS
                             For the Six Months Ending

                                          June 30            June 30
                                            2003              2002
                                          --------          --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)                 $ (34,455)        $ (36,723)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Capital Loss on sale of stock     $       0         $       0

       Decrease in accounts payable
       and accrued expenses              $  (6,512)        $     445

       Net cash from operating
       activities                        $ (40,967)        $ (36,278)

Cash Flows From Investing Activities

       Additions to Property and
       equipment                         $    (135)        $       0

       Capitalized Development           $(101,890)        $       0

       Increase in Reclamation Bond      $     (46)        $    (104)

       Net cash from investing
       activities                        $(102,071)        $    (104)

Cash Flows From Financing Activities

       Sale of Common Stock              $ 150,000         $ 255,000

       Principal Payments on capital
       lease obligations                 $       0         $  (2,821)

       Net cash provided by
       financing activities              $ 150,000         $ 252,179

Net Increase (Decrease)in Cash           $   6,692         $ 215,797

Cash, Beginning of Year                  $  40,436         $     211

Cash, End of 2nd Quarter                 $  47,398         $ 216,008

                                    F/S-3



                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 incorporated by reference herein.

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

Date: August 1, 2003                 By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: August 1, 2003                 By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director

                                Certifications


                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Fred W. Brackebusch, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Jersey Mining Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which this quarterly report is being prepared.

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

      a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 1, 2003
-------------------------
/s/ Fred W. Brackebusch
-------------------------
Fred W. Brackebusch
President, Director and Principal Financial Officer