Form 10QSB
period 2003-09-30
NEW JERSEY MINING CO
filed 2003-11-12
CIK 1030192

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
                                  EXCHANGE
                                 ACT OF 1934

                 For the quarterly period ended September 30, 2003

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


The number of outstanding shares of the registrant's common stock at
September 30, 2003 was   17,262,690 shares
                         -----------------

                           TABLE OF CONTENTS
                                                                        Page
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              1
Item 2.  Management's Discussion and Analysis                              1

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 2
Item 2.  Changes in Securities                                             2
Item 3.  Defaults Upon Senior Securities                                   2
Item 4.  Submission of Matters to a Vote of Security Holders               2
Item 5.  Other Information                                                 3
Item 6.  Exhibits and Reports on Form 8-K                                  3

                                    PART I

                                    ITEM 1.

                             FINANCIAL STATEMENTS


The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 incorporated by reference herein.

                                  ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND PLAN OF OPERATIONS

The Company's financial condition and operations were similar for the first 9 months of 2003 as for the same period of 2002 but were diminished for the comparable third quarter periods. No new capital from financing activities was received in the third quarter of 2003 so exploration activities were limited compared to the corresponding period of 2002. The cash balance at the end of the third quarter of 2003 was $16,300 compared to $110,684 for the corresponding quarter of 2002. Because of current financing activities in the fourth quarter of 2003, it is anticipated that exploration activities will begin to increase in the fourth quarter of 2003. Operating and administrative expenses were $57,000 in the third quarter of 2003, partially due to the write-off of goodwill, compared to $4,361 in the third quarter of 2002 even though operating activities were at a reduced level in the current quarter.

During the third quarter of 2003, management compared the fair value of its net assets held as a result of the Plainview Mining Company merger and determined that an impairment charge should be recorded against the carrying value of its goodwill. As a result, and in accordance with the provisions of FASB 142 "Goodwill and Other Intangible Assets", an impairment charge of $30,950 was recognized during the third quarter.

In the current quarter funds used for exploration caused the deferred development account to increase slightly from $358,000 to $377,000.

Plan Of Operations

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

Improvements to the New Jersey mill to include the flotation process may commence in the next 6 months depending on the success of financing activities.

Production of ore from the New Jersey mine may occur in 2004 but higher gold and silver prices will be required for production from the open pit mine.

Formal agreements have been signed to enable exploration to commence at the Golden Chest mine, but funds from financing activities are required before starting such activities.

The company is involved in exploring for and developing gold, silver and base metal ore resources in the Coeur d'Alene Mining District of northern Idaho. The Company has a portfolio of six mineral properties in the Coeur d'Alene Mining District: the New Jersey mine, the Silver Strand mine, the Golden Chest mine, the Lost Eagle project, the CAMP project and the Enterprise project.

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

                                  ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders was held on September 25, 2003 at the Company's offices in Kellogg, Idaho. Of 17,262,690 common shares eligible to vote, a majority, 9,777,442 shares, voted in favor of each of the following proposals: 1)The following directors were elected to one year terms or until a successor is elected and qualified: Charles Asher, Fred Brackebusch, Grant Brackebusch, Ron Eggart and M. Kathy Sims. 2)The Articles of Incorporation were amended to increase the authorized no par value common stock of the Company from 20,000,000 to 50,000,000 shares. No other business was conducted at the Annual Meeting.

                                  ITEM 5.

                             OTHER INFORMATION


                                  ITEM 6.

                      EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The Company filed a Form 8-K on September 29, 2003 concerning the results of votes on proposals at the Annual Meeting of Shareholders.

                         NEW JERSEY MINING COMPANY

                       INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Balance Sheets as of September 30, 2003 and December 31, 2002.          F/S-1

Statements of Operations for the three and nine month periods
ended September 30, 2003 and 2002.                                      F/S-2

Statements of Cash Flow for the nine month period ended
September 30, 2003 and 2002.                                            F/S-3

Notes to Interim Financial Statements                                   F/S-4


                          NEW JERSEY MINING COMPANY
                               BALANCE SHEET

ASSETS

                                        September 30     December 31
                                            2003            2002
                                          --------       ---------
       Current Assets
              Cash                       $   16,271      $   40,436

       Property & Equipment
              Building                   $   35,911      $   35,301

              Equipment                  $  246,536      $  246,536

              Mining Equipment           $    5,504               0

       Other Assets
              Capitalized Development
              Costs                      $  377,042      $  256,952

              Investment in LumaLite,
              Inc.                       $    3,000      $    3,000

              Investment in Mining
              Claims                     $  470,204      $  470,204

              Mining Reclamation Bond    $    2,347      $    2,301

              Goodwill                   $        0      $   30,950

       Total Assets                      $1,156,815      $1,085,680

LIABILITIES AND STOCKHOLDERS EQUITY
       Current Liabilities

             Accounts Payable &
             accrued expenses           $   18,792        $   7,926

             Current Maturities of
             Capital Lease Obligations  $        0        $       0

       Total Current Liabilities        $   18,792        $   7,926

       Capital Lease Obligations
       (less current maturities)        $        0        $       0

       Total Liabilities                $   18,792        $   7,926

       Stockholders Equity

       Preferred Stock
       No shares issued

       Common Stock
       No Par Value, 50,000,000 shares authorized

       2003 September 30, 2003
       17,262,690 Issued                $1,540,917

       2002 December 31, 2002
       16,636,175 Issued                                  $1,390,918

       Treasury Stock                   $ (136,300)       $ (136,300)
       (1,947,744 shares)

       Retained Earnings                $ (101,984)       $  (50,678)

       Accumulated Deficit              $  (74,879)       $  (74,879)

       Net Loss                         $  (89,731)       $  (51,307)

       Total Stockholders Equity        $1,138,023        $1,077,754

       Total Liabilities and
       Stockholders Equity              $1,156,815        $1,085,680

                                         F/S-1


                                STATEMENT OF OPERATIONS
                              For the Three and Nine month
                          Periods Ending September 30, 2003 and 2002.

                                         September 30, 2003       September 30, 2002
                                       ----------------------    ---------------------
                                        Three          Nine        Three       Nine
                                        Months        Months      Months      Months
                                       --------      -------     --------     -------
Revenues                                $  1,800    $  2,462     $    559    $  3,407

Operating and Administrative Expenses   $ 57,076    $ 92,194     $  4,361    $ 43,932

Net Income from Operations(Loss)        $(55,276)   $(89,732)    $( 3,802)   $(40,525)

Net Gain (Loss)                         $(55,276)   $(89,732)    $( 3,802)   $(40,525)

Basic Earnings (Loss) Per Share         $    nil    $    nil     $    nil    $    nil


                                         F/S-2


                             STATEMENT OF CASH FLOWS
                             For the nine months Ending

                                          September 30     September 30
                                            2003              2002
                                          --------          --------
INCREASE (DECREASE) IN CASH

Cash Flows From Operating Activities
       Net Income (Loss)                  $(89,732)       $ (40,525)

Adjustment to reconcile net loss
to net cash used in Operating Activities:

       Decrease in accounts
       payable and accrued expenses      $  10,867        $    (570)

       Write-off of Goodwill             $  30,950

       Net cash from operating
       activities                        $ (47,915)       $ (41,095)

Cash Flows From Investing Activities

       Additions to Property and
       equipment                         $  (6,114)       $  (1,407)

       Capitalized Development           $(120,090)       $ (96,000)

       Increase in Reclamation Bond      $     (46)       $    (104)

       Net cash from investing
       activities                        $(126,250)       $ (97,511)

Cash Flows From Financing Activities

       Sale of Common Stock              $ 150,000        $ 255,000

       Principal Payments on capital
       lease obligations                 $       0        $  (5,921)

       Net cash provided by
       financing activities              $ 150,000        $ 249,079

Net Increase (Decrease)in Cash           $ (24,165)       $ 110,473

Cash, Beginning of Period                $  40,436        $     211

Cash, End of Period                      $  16,271        $ 110,684



                                         F/S-3


                         NEW JERSEY MINING COMPANY

                NOTES TO INTERIM FINANCIAL STATEMENTS - UNAUDITED

These unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003. For further information refer to the financials statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 incorporated by reference herein.

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

The Company has an exploration lease with a mining lease option on the Golden Chest mine located near Murray, Idaho. The agreement calls for a 2.5 year exploration period during which the Company will issue 10,000 shares of common stock per six month period. If the mining lease is executed, the Company would issue 100,000 common shares and pay a sliding scale net smelter return royalty on gold production which increases with the gold price. The royalty is 3% up to $400/oz gold and then increases to a maximum of 6% at higher gold prices, but the trigger prices for higher royalties will be adjusted for inflation. Also, the Company would issue 50,000 common shares for each 10,000 ounces of gold produced at the Golden Chest.

                                        F/S-4

SIGNATURES

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      New Jersey Mining Company

Date: November 12, 2003                By /s/  FRED W. BRACKEBUSCH
      -----------------               ---------------------------------
                                      Fred W. Brackebusch, President,
                                      Treasurer & Director


Date: November 12, 2003                By /s/ GRANT A. BRACKEBUSCH
      ------------------              ---------------------------------
                                      Grant A. Brackebusch, Vice President &
                                      Director