Form 10KSB
period 2003-12-31
NEW JERSEY MINING CO
filed 2004-03-26
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission file number 000-28837

NEW JERSEY MINING COMPANY
(Name of small business issuer in its charter)

Idaho	82-0490295
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

89 Appleberg Road, Kellogg, Idaho	83837
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (208) 783-1032

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, No par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for its most recent fiscal year were $ nil.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 3, 2004, as reported by the Over the Counter Bulletin Board was $7,560,270.

At March 3, 2004, the registrant had 19,604,390 outstanding shares of no par value common stock.

GLOSSARY

Ag- Silver.

Au- Gold.

Alluvial- Adjectivally used to identify minerals deposited over time by moving water.

Argillites- Metamorphic rock containing clay minerals.

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

Mineralization- The presence of minerals in a specific area or geologic formation.

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

PART I

ITEM 1.

DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development and permitting. Factors that could cause actual results to differ materially include, among others, metals price volatility and permitting delays. Most of these factors are beyond the Company’s ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

Form and Year of Organization

New Jersey Mining Company (“the Company”) is a corporation organized under the laws of the State of Idaho on July 18, 1996. The Company was dormant until December 31,1996, when all of the assets and liabilities of the New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The New Jersey Joint Venture, a partnership, was formed in 1994 to develop the New Jersey mine. The partnership consisted of Mine Systems Design, Inc. [75%], Plainview Mining Company [13%], Silver Trend Mining Company [10%], Mark C. Brackebusch [1%], and Mascot Silver-Lead Mines, Inc. [1%]. The New Jersey Joint Venture brought the New Jersey mine into production by building a 100 tonne per day concentrator with a gravity circuit for gold recovery.

Any Bankruptcy, Receivership or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.

There have been no material reclassifications or purchases or sales of a significant amount of assets not in the ordinary course of business for the past three years. However, on October 22, 2002, the Company completed a merger with Gold Run Gulch Mining Company (GRG). The Company exchanged 1,916,250 common shares for all the outstanding shares of GRG. The exchange ratio was 0.875 of a share of New Jersey Mining Co. for one share of (GRG). The shares issued to GRG were restricted by SEC Rule 144. GRG's primary asset was the New Jersey mine property which included 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims.

BUSINESS OF THE COMPANY

General Description of the Business

The Company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of seven mineral properties: the New Jersey mine, the Silver Strand mine, the Golden Chest mine, the CAMP project, the Lost Eagle project, the Wisconsin-Teddy project and the Roughwater Project. The New Jersey mine and the Silver Strand mine are the Company's development stage properties while the other five properties are exploration stage properties.

The Company's New Jersey mine property has an area of approximately 430 acres and includes two mineral leases. The Company owns 5 patented claims containing 62 acres, 7 unpatented claims containing 130 acres surrounding the patented claims, and mineral rights to fee land containing 108 acres. The known orebody is located on the patented claims. A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. This mineral lease carries a 5% Net Smelter Royalty (NSR). A second mineral lease of 68 acres was acquired from Mine Systems Design, Inc. in September of 2001. This lease carries a 3% NSR.

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000.

Effect of Existing or Probable Governmental Regulations on the Business

All operating plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. A plan of operation is usually required before exploration or mining activities can be conducted on public land that is administered by the Bureau of Land Management or US Forest Service. The New Jersey mine, the Silver Strand mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine, however, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however the Record of Decision does not include any cleanup activities at the Company’s mines. New Jersey Mining Company has not received any notifications that it could be liable for any environmental cleanup. The Bureau of Land Management is currently revising its regulations relative to exploration and mining operations, but the planned changes are not thought to have major effects on planned operations at the New Jersey mine.

The Company submitted a Plan of Operation to the US Forest Service (USFS) in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. USFS is conducting an environmental assessment of the plan and a FONSI (Finding of No Significant Impact) document is expected this year. A 30 day appeal period would follow the issuance of a FONSI document. An appeal of a FONSI could delay the permitting for an unknown period of time.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits [except EPA storm water permit which is a blanket state-wide permit] are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM), requires a Plan of Operation to be submitted. An approved plan of operations at the Silver Strand will most likely require water quality monitoring, a reclamation plan, and possibly treatment of the mine water discharge. A reclamation bond will be required before operations can begin at the Silver Strand. The amount of the reclamation bond is uncertain at this time. Water quality monitoring at the Silver Strand is expected to cost about $2,000 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine and Silver Strand mine operations. When a mine is operating, MSHA performs a series of inspections to verify compliance with mine safety laws.

With respect to the New Jersey mine, two important State of Idaho permits are necessary to perform the mining and milling operation, both of which are in hand. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. An Idaho cyanidation permit was applied for, and the permit was granted October 10, 1995 [No. CN-000027] The cyanidation process, CIL, has not been implemented at the New Jersey mine as of this date. The deposition of tailings using paste technology is a unique part of the permit. Tailings will be dewatered to a paste consistency using a high density thickener. Cyanide will be destroyed in the paste using bleach, and the tailings will be deposited on a sloped stack. Fred W. Brackebusch has received a U.S. patent (5,636,942) on this new tailings technology. Reclamation of the tailings stack will be done concurrently with mining. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the CIL plant and monthly sampling once operations commence. The current water monitoring program costs the Company about $2,000 on an annual basis. The estimated annual cost for sampling if CIL operations begin is about $25,000.

A surface mining reclamation plan was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $130 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is three including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Grant Brackebusch is the only full-time employee at this time. Fred W. Brackebusch and Tina C. Brackebusch work part-time for the Company. Exploration and development work is currently performed independent contractors hired by the Company. It is expected that about three full time employees will be hired once mill operations commence.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2004. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10-KSB reports, quarterly 10-QSB reports, and occasional 8-K reports since that time.

The public may read a copy of any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company maintains a website where recent press releases and other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website - www.newjerseymining.com.

[The balance of this page has been intentionally left blank.]

ITEM 2.

DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location

The New Jersey mine is located in the Gold Run Gulch area, comprising about 15 square miles in the Coeur d'Alene Mining District. Located 2 miles east of Kellogg, Idaho, the New Jersey property area includes the gold bearing Coleman vein system, a base metal Sullivan-type prospect known as the Enterprise and another gold prospect called the Scotch Thistle. The mine is adjacent to U.S. Interstate 90 and is easily accessed by local roads throughout the entire year. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization.

Mineral Property

The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the U.S. Bureau of Land Management. The known orebody is located on the patented mining claims.

Mineral Leases

A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $612 per ounce as of December 31, 2003. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR) royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, and except that the NSR shall not be less than 1%. No advance royalties are required by this lease.

History

There are at least 14 gold prospects in or near the New Jersey mine area. Most of the prospecting activity was completed before the turn of the century, and almost no work has been done for at least 50 years. Just after the turn of the century, at the New Jersey mine, more than 2,500 feet of development workings including drifts, crosscuts, shafts, and raises, were driven by the New Jersey Mining and Milling Company (an unrelated company) to develop the Coleman vein and the northwest branch of the Coleman vein. A 10 stamp gravity mill was built and operated for a short period. The amount of money spent from 1899 to 1910 appears to have been $500,000 to $1,000,000 in 1996 dollars. The operation was discontinued because of the difficulty in recovering fine gold without cyanidation technology, because of the lower price of gold relative to mining costs, and because of inadequate drilling and mining technology. For example, the Coleman vein, a hard quartz vein, was so difficult to drill using hand steel that drifts along the vein were not driven to any great lengths. A considerable portion of the gold is in free grains, so there is a strong nugget effect.

Present Condition and Work Completed on the Property

Presently, operations at the New Jersey mine are suspended, but construction has started on a flotation circuit at the mill. Operations were suspended in mid 1997 due to the low gold price. During the period from 1994 through the suspension of operations in 1997 many projects were completed on the property. Several of the historic underground workings, namely the 2400 level adit and the Keyhole tunnel, were opened up. This permitted personnel to sample, map and evaluate portions of the Coleman vein and associated gold bearing structures.

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

During 2001, the Company completed a diamond drilling exploration program at the New Jersey mine. Two holes were drilled to explore a geophysical anomaly detected in the autumn of 2000. One hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content ( 0.70 grams per tonne gold over two separate 10 meter intervals) In 2002, 1,317 meters of diamond drilling was completed amongst 11 holes at the New Jersey mine. The drilling confirmed the continuity of the Coleman vein system as nine of the holes intercepted the vein system. Reserves were not increased as the drilling was too widely spaced. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. Drilling was conducted at the Scotch Thistle prospect, Enterprise prospect and northern Coleman vein in 2003. Silver, lead and zinc mineralization was discovered at the Enterprise and a new zone of gold mineralization was found at the Scotch Thistle.

Exploration plans call for drifting from the 2400 Level north to explore for the downward projection of the DDH02-02 vein intercept. Follow-up drilling is also planned at for the Enterprise and Scotch Thistle prospects. In 2004, the Company started the construction of a flotation circuit at the New Jersey mill. Completion of the circuit is anticipated in August 2004.

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

Geology

The Prichard formation, which is 25,000 feet in thickness, underlies the New Jersey mine area which is adjacent to and north of the major Osburn fault. The Osburn fault is in the center of a Proterozoic rifting basin. The Prichard formation is divided into nine rock units of alternating argillites and quartzites, and the units exposed in the New Jersey mine area appear to belong to the lower members. A broad domal structure with a series of tighter folds near the Osburn fault typifies the structure of the area. South of the Osburn fault, the Wallace formation is exposed on the north flank of the Big Creek anticline. A fault was discovered by the 2001 drilling program. The fault appears to be a fairly large east-west striking structure that may separate the Coleman veins from the Grenfel zone. However, more information is required to confirm that hypothesis.

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

Reserves

The reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman Vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 short tons of gravity-mill production. Other sources include channel samples from the outcrop and also from the Keyhole Tunnel.

Open Pit Reserve (Proven & Probable)

Ore Blocks	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Coleman (17+00to 21+00)	56,250	4.56	8,306
Coleman Split (21+00 to 23+00	21,320	3.53	2,420
North Vein (21+00)	2,990	8.57	825
Total	80,560	4.45	11,551

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

Mineral Property

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. assumed Trend’s royalty on the Silver Strand claims in July 2001. The royalty is a 1.5% Net Smelter Return (NSR) capped at $50,000 after which the NSR decreases to 0.5%.

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

During 2002, an exploration drilling program was completed at the Silver Strand. Also, rehabilitation of the 225 Level portal was started but not completed in 2002. The drilling was successful in extending the limits of the ore shoot below the No. 3 Level. In April 2003, the Company submitted a Plan of Operations (POO) to the USFS for a seasonal underground mining operation with a planned production rate of 1,000 tonnes per month. The USFS is currently evaluating the POO and a decision is expected in early 2004. The startup of mining at the Silver Stand is dependent on the timely receipt of a permit from the USFS and economic gold and silver prices.

Geology and Reserve/Resource

Company geologists have completed the description of the geology of the Silver Strand mine. Reserve calculations were completed by the Company’s geologists and engineers. Verification of the area’s geology can be found from third party published reports by Alfred L. Anderson of the Idaho Bureau of Mines and Geology (Pamphlet 53).

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

Reserves

Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using the standard practices of the Coeur d’Alene Mining District.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

GOLDEN CHEST

Location

The Golden Chest project is located in Reader Gulch about 1.2 miles east of Murray, Idaho along Forest Highway 9. It is an exploration project without proven and probable ore reserves. The property consists of two exploration leases and unpatented claims covering approximately 490 acres. The site is accessible by unimproved dirt roads and no surface infrastructure is present at the site. Electrical power is available at the site at lower elevations near Forest Highway 9.

Mineral Lease

On September 5, 2003, the Company signed an exploration lease and option to lease with Paymaster Resources Incorporated on the Golden Chest mine covering about 230 acres. The exploration lease calls for a 2.5 year exploration period during which the Company will issue 10,000 shares of its common stock per six month period. If the mining lease is executed, the Company would pay 100,000 shares of its common stock and a sliding scale net smelter return (NSR) royalty which increases with the gold price. The royalty is 3% up to a gold price of $400/oz and then increases to a maximum of 6% at higher gold prices, but the trigger prices for higher royalties will be adjusted for inflation using the Consumer Price Index. Also, the Company would issue 50,000 shares of its common stock for each 10,000 ounces of gold produced at the Golden Chest. On February 24, 2004, Paymaster Resources notified the Company that it had assigned its interest in the Exploration Agreement and Option to Lease and Mining Lease and Agreement to Metaline Contact Mines of Murray, Idaho. The lease is attached as an exhibit to this 10-KSB filing.

On November 7, 2003, the Company signed and exploration agreement and option to lease with Prichard Creek Resource Partners , LLC which covers about 100 acres of unpatented lode claims. The lease agreement is attached as an exhibit to this 10-KSB filing.

History

The Golden Chest was the largest lode producer in the Murray district, producing 65,000 ounces of gold from narrow high grade veins primarily in the late 1800’s. Newmont Exploration Limited (NEL) spent over $500,000 on an exploration program at the Golden Chest in the late 1980s, which consisted of soil and rock sampling; surface and underground mapping; and 11,133 feet of drilling. Newmont’s work identified a potential open pit with an inferred geologic resource, not reserves, of 230,000 ounces of gold. Newmont dropped the property in 1990, apparently because it did not meet their criterion of a 1 million ounce open-pit resource.

Present Condition / Exploration Plans

The Company plans to drive a ramp to investigate a high grade drill-intercept thought to be the offset of the Katie Dora vein. If ore is encountered in the decline, it could be shipped to the New Jersey mill for processing. Interestingly, the deepest hole drilled on the property is only 140 meters vertically. The Company has evidence that more veins may be encountered at depth at the Golden Chest and a drilling program to explore this deep potential is being planned for 2004.

Geology

The Golden Chest veins are flatly-dipping, banded quartz veins ranging in thickness from centimeters to 3 meters and are generally conformable with bedding of Prichard formation argillite. Sulfide minerals including pyrite, arsenopyrite and galena occur with free gold in the quartz veins. Veins are stacked, in certain areas, to form bulk mineable bodies. Gold mineralization also occurs as disseminations in quartzite units of the Prichard formation.

CAMP PROJECT

Location

The CAMP project is an underground exploration project without known ore reserves. It is located south of the City of Osburn, Idaho, in the approximate center of the silver belt of the Coeur d'Alene Mining District. The CAMP is accessed by the Mineral Point mine road otherwise known as the McFarren Gulch road. The CAMP project covers approximately 380 acres. The Company controls 17.75% of the land in the CAMP. Merger Mines and Coeur d'Alene Mines Corp. (CDE:NYSE) control the remainder. Coeur d'Alene Mines Corp. is the operator of the property. The CAMP area extends from the surface to 900 feet below sea level.

Mineral Lease

As part of a July 26, 1978 lease agreement with Coeur d'Alene Mines Corp. (Coeur), the Company will receive a 7.1% Net Profits Interest (NPI),if the property is put into production. However, according to the agreement, Coeur can retain 93.925% of the net profits until Coeur is reimbursed in total for its advance payments and expenditures. The term of the lease is 61 years. The Agreement also calls for Coeur to spend $50,000 annually on exploration. However, a December 18, 1992 Amendment to the Agreement allowed Coeur to fulfill the exploration work requirement until 2006 by applying past work in the amount of $1,436,243 towards the exploration work requirement.

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

In 1978, Coeur signed a new lease agreement with Merger Mines and Plainview Mining Co. Plainview Mining Co. was acquired by the Company in February 1998. Coeur began an exploration program soon thereafter consisting of geochemical soil sampling, trenching, an exploration tunnel and diamond drilling (surface & underground). The exploration program continued through 1982. Coeur spent a total of $1,436,243 on the project. The property has not received any more exploration activity since 1982 and to the best of our knowledge, Coeur d’Alene Mines has no plans for exploration.

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

LOST EAGLE PROJECT

Summary

The Lost Eagle is an exploration project without known ore reserves. It is located in the West Fork of Eagle Creek near Murray, Idaho. The outcrop of the Lost Eagle vein is located on the hillside above a USFS road. Access to the outcrop is by foot only. The Company's five lode claims cover 103 acres and are on federal land administered by the U.S. Forest Service. The project is a gold and silver exploration project. The Lost Eagle vein is a quartz vein carrying sulfides that outcrops in the Revett formation. The sulfide minerals found in the vein are galena, pyrite, hessite and petzite. Hessite is a silver telluride mineral and petzite is a gold-silver telluride mineral. The presence of tellurides is thought to be significant as tellurides are usually associated with high-grade gold deposits near alkaline-igneous bodies. However, no known igneous bodies are mapped in the area. Historical workings included two short adits, say 5 meters long, located along the strike of a quartz vein system. An upper adit established by the old-timers exposes the vein where it is mineralized. Work completed by the Company includes re-opening of the adit, channel sampling the vein, geochemical soil sampling, and a geophysical survey.

In 2003, the Company completed two diamond drillholes each about 185 meters in length. Both holes intercepted abundant alteration including carbonate enrichment, potassic alteration, and a halo of specular hematite and pyrite with occasional galena. Gold and silver values were only weakly anomalous. Exploration plans call for additional diamond drilling but the holes will be collared closer to the outcrop by using a helicopter to place the drill.

WISCONSIN-TEDDY PROJECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. The Company's claims cover 83 acres. The claims are unpatented and are on federal land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company includes the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found.

ROUGHWATER PROJECT

Roughwater is an exploration project without known ore reserves. The Roughwater prospect is comprised of nine unpatented claims in the Clark Fork mining district about 60 miles north of Kellogg. The property is located near Bear Creek in the Lightening Creek drainage. To date, the work completed on the property includes sampling of surface outcrops and preliminary metallurgical testwork. The property is a copper-gold showing with minor platinum group metal content. The host rock is a quartz diorite sill which has intruded the Prichard formation. A wide area of disseminated copper mineralization has been observed which may be a cumulate layer in the sill. No work was completed on the property in 2003.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.

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

Year Ending December 31, 2003	High Bid	Low Bid
First Quarter	$0.65	$0.29
Second Quarter	$0.48	$0.27
Third Quarter	$0.56	$0.27
Fourth Quarter	$0.90	$0.44
Year Ending December 31, 2002	High Bid	Low Bid
First Quarter	$0.12	$0.07
Second Quarter	$0.40	$0.09
Third Quarter	$0.38	$0.21
Fourth Quarter	$0.35	$0.24

Shareholders

As of March 3, 2004 there were approximately 600 shareholders of record of the Company's Common Stock. As of March 3, 2004 the Company had issued and outstanding 19,604,390 shares of Common Stock, and the Company had 2,214,375 warrants outstanding for a fully diluted total of 21,818,765.

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

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

Recent Sales of Unregistered Securities

On May 5, 2003 the Company granted an accredited investor 460,000 warrants exercisable at $0.25 until May 1, 2005 in exchange for the early exercise of 460,000 warrants at $0.25 which had an expiration date of May 1, 2004. No underwriter was involved and no commission was paid on the transaction. The shares underlying the warrants are restricted as defined by Rule 144 of the Securities Act and the offer was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On February 19, 2004 the Company filed an 8-K report with the SEC announcing it had completed a non-brokered (i.e. no commissions were paid to an underwriter) private placement of 1,727,500 units for $0.40 per unit. Each unit consists of one share of common stock plus one-half of a warrant. Each full warrant is exercisable into one share of common stock at a price of $0.70. The warrant expires on April 1, 2005. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

[The balance of this page has been intentionally left blank.]

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation:

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. One of the properties, the Silver Strand, owned by the Company is in the advanced permitting stage with the U.S. Forest Service (USFS) and will be readied for production once operating permits are received. Currently, the permitting schedule for the Silver Strand should allow pre-production work to commence in June or July, but interest groups that oppose all enterprises on public lands may attempt to delay the granting of permits by the USFS.

The Company is upgrading its mineral processing plant, the New Jersey mill, to add the flotation process which is needed to produce marketable concentrates for smelters. Included in the upgrade are eight new flotation cells, pumps, a filter press, a concentrate bin, and various fabricated assemblies. A coarse-ore bin is also planned so that ore can be received at the New Jersey mill from outlying properties. Other improvements are being made to improve the process control of the plant. A special mine car is being built to transport ore in narrow, trackless mine openings.

An exploration ramp at the Golden Chest is planned to expose an ore grade intercept drilled by Newmont Exploration Limited (NEL). If the mineralization exposed by the ramp is of sufficient size and grade, as indicated by the drilling, production may commence from development excavations which will be driven on the vein.

An exploration drilling program is also planned for 2004. Drilling will commence at the New Jersey mine area at the Enterprise and Scotch Thistle prospects. Drilling will also be done at the Golden Chest property to test for the presence of deep gold mineralization. Drilling at the Lost Eagle prospect is also planned. A surface geophysical program is planned at the Silver Strand mine to test for a potential westward extension of the mineral zone. Reconnaissance geological studies are planned in the greater Coeur d’Alene Mining District. Work will proceed to conduct a pre-feasibility study at the Golden Chest where previous drilling by NEL indicates a potential open-pittable resource of 230,000 ounces of gold.

The Company has sufficient funding to execute the above projects in 2004, as well as fund necessary management tasks such as auditing/accounting and SEC reporting. Should additional funding become available in 2004, such as by the exercising of outstanding warrants, the Company may expand its exploration plans.

It is likely that some production will be achieved in the next twelve months, which could generate additional cash flow. Production may be achieved from the New Jersey open pit mine or from the Silver Strand mine or Golden Chest project.

The Company currently has three employees and uses consultants or contractors for project tasks. Up to four additional employees may be hired if production commences.

ITEM 7.

FINANCIAL STATEMENTS

DECORIA,
MAICHEL
& TEAGUE
A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheet of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period from inception on July 18, 1996 to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from inception on July 18, 1996 to December 31, 2002, which totals reflect a deficit of $161,247 accumulated during the development stage. Those cumulative totals were audited by other auditors. Our opinion expressed herein, insofar as it relates to the amounts included for the cumulative totals for the period from inception on July 18, 1996 to December 31, 2002, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, and for the period from inception on July 18, 1996 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for exploration costs in 2003.

DeCoria, Maichel & Teague P.S.
/s/ Decoria, Maichel & Teague P.S.

Spokane, Washington
February 19, 2004

W

NATHAN WENDT
Certified Public Accountant

Report of Independent Certified Public Accountants

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheet of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended and from inception on July 18, 1996 through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2002 and the results of its operations and its cash flows for the year then ended and from inception on July 18, 1996 through December 31, 2002 in conformity with auditing standards generally accepted in the United States of America.

Nathan Wendt
/s/ Nathan Wendt

Kellogg, Idaho

March 24, 2003
  except for Note 2 as
  to which date is
  March 5, 2004

NEW JERSEY MINING COMPANY
(A Development Stage Company)
TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2003 and 2002	22

Statements of Operations for the years ended December 31, 2003 and 2002 and from the date of inception on July 18, 1996 through December 31, 2003	23

Statement of Changes in Stockholders’ Equity for the period from inception on July 18, 1996 through December 31, 2003	24

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and from the date of inception on July 18, 1996 through December 31, 2003	26

Notes to Financial Statements	27-41

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2003 and 2002

ASSETS
	2003	2002
		(As Restated
		See Note 2)
Current assets:
Cash and cash equivalents	$346,268	$40,436
Total current assets	346,268	40,436

Building and equipment	271,676	251,837
Mineral properties and deferred development costs	787,274	747,273
Other assets	2,346	36,251

Total assets	$1,407,564	$1,075,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,610	$7,926
Accounts payable to related party	2,000
Total current liabilities	13,610	7,926

Accrued reclamation costs	12,500
Payable to officers, in common stock	11,519

Total liabilities	37,629	7,926

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock; no par value, 50,000,000
shares authorized; 18,669,890
shares issued and outstanding	1,910,456
Common stock; no par value, 20,000,000
shares authorized; 18,583,919
shares issued and outstanding		1,365,418
Deficit accumulated during the development stage	(540,521)	(161,247)
Treasury stock; 0 and 1,947,144 shares at December 31,
2003 and 2002, respectively		(136,300)

Total stockholders’ equity	1,369,935	1,067,871

Total liabilities and stockholders’ equity	$1,407,564	$1,075,797

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		Through
	2003	2002	December 31, 2003
		(As Restated	(As Restated
		See Note 2)	See Note 2)
Operating expenses:
Expenses paid with common stock:
Management fees	$137,126		$137,126
Directors fees	7,200	$2,250	9,450
Services	7,262	1,475	19,890
Exploration	8,000		8,000
Exploration expense	102,841	10,543	113,384
General and administrative expenses	85,657	27,035	190,875
Total operating expenses	348,086	41,303	478,725

Other (income) expense:
Royalty and other income	(2,762)	(5,613)	(59,154)
Write-off of goodwill	30,950		30,950
Write-off of investment	3,000		90,000
Total other (income) expense	31,188	(5,613)	61,796

Net loss	$379,274	$35,690	$540,521

Net loss per common share-basic	$0.02	$ Nil	$0.04

Weighted average common
shares outstanding-basic	17,196,258	14,305,169	12,709,951

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Inception (July 18, 1996)
Through December 31, 2003

			Deficit
			Accumulated		Total
	Common Stock		During the	Treasury	Stockholders'
	Shares	Amount	Development Stage	Stock	Equity

Issuance of common stock for:
Assets and liabilities of New Jersey Joint Venture	10,000,000	$207,968			$207,968
Acquisition of Plainview Mining Company	1,487,748	148,000			148,000
Cash from sales	228,816	110,115			110,115
Services	14,000	-			-
Net loss			$(44,174)		(44,174)
Balance, December 31, 1997	11,730,564	466,083	(44,174)		421,909

Issuance of common stock for:
Acquisition of Plainview Mining Company	1,512,252	152,000			152,000
Cash from sales	117,218	29,753			29,753
Services	18,000	-			-
Treasury stock acquired with Plainview acquisition				$(136,300)	(136,300)
Net loss			(30,705)		(30,705)
Balance, December 31, 1998	13,378,034	647,836	(74,879)	(136,300)	436,657

Issuance of common stock for services	79,300	-
Net loss			(23,738)		(23,738)
Balance, December 31, 1999	13,457,334	647,836	(98,617)	(136,300)	412,919

Issuance of common stock for:
Silver Strand property	50,000	68,750			68,750
Services	62,100	4,313			4,313
Net loss			(20,492)		(20,492)
Balance at December 31, 2000	13,569,434	720,899	(119,109)	(136,300)	465,490

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, Continued:
From Inception (July 18, 1996) Through December 31, 2003

			Deficit
			Accumulated		Total
	Common Stock		During the	Treasury	Stockholders'
	Shares	Amount	Development Stage	Stock	Equity

Issuance of common stock for:
Grenfel lease	1,000,000	$100,000			$100,000
Lost Eagle property	50,000	5,000			5,000
Roughwater property	255,000	25,500			25,500
Services	68,400	6,840			6,840
Net loss			$(6,448)		(6,448)
Balance, December 31, 2001	14,942,834	858,239	(125,557)	$(136,300)	596,382

Issuance of common stock for:
Cash from sales	1,700,000	255,000			255,000
Services	9,835	1,475			1,475
Directors fees	15,000	2,250			2,250
Acquisition of Gold Run Gulch Mining Company	1,916,250	273,954			273,954
Net loss, as previously reported			(51,307)		(51,307)
Balance, December 31, 2002, as previously reported	18,583,919	1,390,918	(176,864)	(136,300)	1,077,754

Change in accounting for exploration costs			(9,883)		(9,883)
Correction of error in accounting for stock issuance costs		(25,200)	25,500
Balance, December 31, 2002, (As Restated, See Note 2)	18,583,919	1,365,418	(161,247)	(136,300)	1,067,871

Issuance of common stock for:
Cash from exercise of stock purchase warrants	810,000	200,750			200,750
Cash from sales, net of issuance costs	795,000	318,000			318,000
Management fees	363,200	137,126			137,126
Directors fees	18,000	7,200			7,200
Equipment	5,000	3,000			3,000
Services	21,915	7,262			7,262
Exploration lease	20,000	8,000			8,000
Treasury stock cancelled	(1,947,144)	(136,300)		136,300
Net loss			(379,274)		(379,274)
Balance, December 31, 2003	18,669,890	$1,910,456	$(540,521)	$0	$1,369,935

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		Through
	2003	2002	December 31, 2003
		(As Restated	(As Restated
		See Note 2)	See Note 2)
Cash flows from operating activities:
Net loss	$(379,274)	$(35,690)	$(540,521)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill	30,950		30,950
Write-off of investment	3,000		90,000
Stock issued for:
Management fees	137,126		137,126
Directors fees	7,200	2,250	9,450
Services	7,262	1,475	19,891
Exploration	8,000		8,000
Change in:
Other assets	(44)	(104)	(624)
Accounts payable	3,683	7,356	8,640
Accounts payable to related party	2,000		2,000
Accrued reclamation costs and other liabilities 12,500		(5,921)	12,500
Payable to officers	11,519		11,519
Net cash used by operating activities	(156,078)	(30,634)	(211,069)

Cash flows from investing activities:
Purchases of building and equipment	(16,839)	(1,407)	(74,134)
Purchases of mineral property			(5,904)
Deferral of development costs	(40,001)	(166,188)	(225,535)
Net cash used by investing activities	(56,840)	(167,595)	(305,573)

Cash flows from financing activities:
Exercise of stock purchase warrants	200,750		200,750
Sales of common stock, net of issuance costs	318,000		687,367
Principal payments on capital lease			(43,476)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	518,750	229,500	824,641

Cash of acquired companies	-	8,954	38,269

Net change in cash	305,832	40,225	346,268
Cash, beginning of period	40,436	211	0
Cash, end of period	$346,268	$40,436	$346,268

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$3,000		$3,000
Mineral properties			$199,300
Acquisitions of companies, excluding cash		$265,000	$743,653
Capital lease obligation for equipment acquired			$18,275

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

1.

Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mining resources in Idaho.

On December 31, 1996, the Company acquired all of the assets and liabilities of a partnership known as New Jersey Joint Venture (“NJJV”), including the New Jersey gold mine and mill located near Kellogg, Idaho, in exchange for 10,000,000 shares of common stock. NJJV was owned by various other individuals and mining companies including Mine Systems Design, Inc. ("MSD"), an Idaho corporation owned by Fred Brackebusch and his son, Grant Brackebusch, officers and directors of the Company. The assets and liabilities of NJJV, as transferred, consisted of:

Assets acquired:
Cash	$16,565
Building and equipment	176,267
Other assets	63,306
256,138

Liabilities assumed:
Accounts payable	2,969
Note payable to bank	20,000
Capitalized lease obligation	25,201
48,170
Net assets acquired as of December 31, 1996	$207,968

2.

Restated Financial Statements

Change in Accounting Policy

During the fourth quarter of 2003, the Company changed its accounting policy, retroactive to January 1, 2002, with respect to its accounting for exploration costs. The Company now records exploration costs as operating expenses in the period that they occur, and only capitalizes exploration costs on areas of interest that have proven reserves and are in development for production. The Company's previous policy was to capitalize all such expenditures as deferred development costs of the properties being explored. The change was made in order for the Company’s accounting practices to be consistent with prevailing mining industry accounting trends and securities regulations.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.

Restated Financial Statements, Continued:

Correction of Accounting Error

During the year ended December 31, 2002, the Company incorrectly accounted for offering costs (commissions) paid in connection with a private placement of its common stock (see Note 8). The amount of the commission, $25,500, was charged to operations instead of being accounted for in stockholders' equity as a reduction of the proceeds received from stock sales. Accordingly, a correction has been made to adjust the December 31, 2002 financial statements for this amount.

The effect on the December 31, 2002 financial statements for the change in accounting policy and for the correction of the accounting error is as follows:

		Change in
	As Previously	Accounting for	Correction	As
	Reported	Exploration Costs	of Error	Restated

Deferred development costs	$256,952	$(9,883)		$247,069
Accumulated deficit	(176,864)	(9,883)	$25,500	(161,247)
Common stock	1,390,918		(25,500)	1,365,418

Net loss	51,307	9,883	(25,500)	35,690

The effect of the restatements on the net loss per share of common stock-basic is immaterial.
3.

Summary of Significant Accounting Policies

Development Stage Enterprise

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.

Summary of Significant Accounting Policies, Continued:

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, and accounts payable approximated their fair values as of December 31, 2003 and 2002.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements, for all entities with complex capital structures.

Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions. The balances on deposits may at times exceed the federal insurance limit. Management believes that risk with respect to these balances in minimal due to the high credit quality of the depositories.

Investments

Marketable equity securities are categorized as available-for-sale and carried at quoted market value. Investments in securities of privately held entities are quoted at their estimated fair value. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income or loss, net of related deferred income taxes, if applicable, unless a permanent impairment in value has occurred, which is then charged to operations. During 2003, the Company wrote-off its investment of $3,000 in a marketable equity security that had become permanently impaired.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income, which includes net income (loss), and unrealized gains and losses on marketable equity securities classified as available-for-sale.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.

Summary of Significant Accounting Policies, Continued:

Building and Equipment

Building and equipment are stated at the lower of cost or estimated net realizable value. Depreciation and amortization is based on the estimated useful lives of the assets and is computed using straight-line and unit-of-production methods. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Mine Development and Exploration

Exploration costs are charged to operations as incurred (see Note 2).

Mine development costs are capitalized after proven and probable reserves have been identified and classified as deferred development costs until production ensues. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Property Evaluations

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The provisions of SFAS No. 144 require that an impairment loss be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the estimated fair value of the asset if the asset is expected to be held and used.

Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, sales prices, operating capital and costs, and reclamations costs that will be in effect when the properties are in production. If it is determined that future cash flows from a mineral property are less than the carrying value, a write-down to the estimated fair value is made with a charge to operations.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.

Summary of Significant Accounting Policies, Continued:

Property Evaluations, Continued:

The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investment in mineral properties.

Goodwill

Acquisitions of entities are accounted for using the purchase method whereby acquired assets and liabilities are recorded at fair value as of the date of acquisition. The excess of the purchase price over such fair value is recorded as goodwill. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is assigned to assets acquired and is not amortized. Goodwill is subject to determination of fair value at least annually and at such times as events or circumstances indicate that an impairment has occurred.

Reclamation and Remediation

The Company’s mineral properties have been and are subject to standards for mine reclamation that have been established by various governmental agencies. Environmental costs relating to properties put into production are estimated based primarily upon environmental and regulatory requirements, and are accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation is classified as current or long-term based on the expected timing of the expenditures.

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed and are measured on an undiscounted basis.

Reclassifications

Certain comparative balances for 2002 have been reclassified to conform with the 2003 presentation. The reclassifications have no effect on net loss or accumulated deficit as previously reported.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact of the Company's financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.

Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.
Summary of Significant Accounting Policies, Continued:

New Accounting Pronouncements, Continued:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

4.
Acquisitions and Mergers

Plainview Mining Company

In October 1997, the Company made an exchange offer for the outstanding common shares of Plainview Mining Company, Inc. (“Plainview”). The offer allowed Plainview’s stockholders to exchange each one of their shares of Plainview stock for two shares of the Company’s stock. At the time of the exchange Plainview was a minority shareholder of the Company holding 1,947,144 shares of the Company's common stock. Fred Brackebusch, president and a director of the Company, was also a director of Plainview at the time of the acquisition. In addition, the president of Plainview at the time of the acquisition, Charles F. Asher, is currently a director of the Company.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4.

Acquisitions and Mergers, Continued:

Plainview Mining Company, Continued:

As a result of the exchange offer, a merger with Plainview was consummated through the exchange of 1,500,000 shares of Plainview (100%), for 3,000,000 shares of the Company’s stock. The Company accounted for the business combination using the purchase method prescribed in Accounting Principles Board Opinion No. 16, “Business Combinations,” whereby assets acquired and liabilities assumed are recorded at fair value at the date of acquisition. Allocation of the purchase price was based on an estimate of the fair value of the assets acquired at the purchase date. The estimated fair value of the Company’s shares issued in the exchange was determined to be $0.10 per share, or $300,000. The purchase price was allocated as follows:

Cash	$12,750
Mineral property-CAMP	30,000
Investment in ConSil Corporation	90,000
Investment in New Jersey Mining Company
(1,947,144 shares at $0.07 per share)	136,300
Goodwill	30,950
Total purchase price	$300,000

The shares of the Company’s stock owned by Plainview were recorded as treasury stock (see Note 8).

During the third quarter of 2003, the Company's management determined that goodwill recorded as part of the Plainview merger was impaired in accordance with the tests of goodwill impairment set forth in SFAS 142, "Goodwill and Other Intangible Assets." As a result, all of the goodwill acquired in the Plainview merger was written off.

Gold Run Gulch Mining Company

During 2002, the Company acquired all of the outstanding shares of the Gold Run Gulch Mining Company (“Gold Run”). The acquisition allowed Gold Run’s stockholders to exchange each one of their shares of Gold Run stock for 0.875 shares of the Company’s stock. A total of 1,916,250 of the Company’s shares were issued in exchange for 100% of the outstanding shares of Gold Run. The Company accounted for the business combination using the purchase method prescribed in SFAS 141, “Business Combinations,” which became effective for business combinations initiated after June 30, 2001. Similar to APB 16, this statement requires, among other things, that assets acquired and liabilities assumed be recorded at their fair value at the date of acquisition. The shares issued were valued at $273,954 based upon an estimate of fair value of the assets received. The purchase price was allocated as follows:

Cash	$8,954
Mineral Property–Coleman	265,000
Total purchase price	$273,954

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Building and Equipment Building and equipment at December 31, 2003 and 2002 is comprised of the following:
	2003	2002

Mill building	$35,910	$35,910
Milling equipment	235,766	215,927
Total	$271,676	$251,837

The Company's building and equipment are components of its New Jersey mill near Kellogg, Idaho.

No depreciation has been taken on the building and equipment as they have not yet been placed in service.

5.	Mineral Properties and Deferred Development Costs Mineral properties and deferred development costs at December 31, 2003 and 2002, are as follows:
	2003			2002
		Deferred			Deferred
	Mineral	Development		Mineral	Development
	Properties	Costs	Total	Properties	Costs	Total
New Jersey Mine
Grenfel	$100,000	$7,324	$107,324	$100,000		$100,000
Coleman	265,000	221,446	486,446	265,000	$194,269	459,269
Silver Strand	74,704	58,300	133,004	74,704	52,800	127,504
CAMP	30,000		30,000	30,000		30,000
Roughwater	25,500		25,500	25,500		25,500
Lost Eagle	5,000		5,000	5,000		5,000
Total	$500,204	$287,070	$787,274	$500,204	$247,069	$747,273

Since the Company's mineral properties are not yet in production, no amortization or depreciation has been recognized.

Grenfel The Company's Grenfel property is a leasehold interest covering the mineral rights of 65 acres located at the New Jersey Mine. The lease was acquired from Mine Systems Design ("MSD") in 2001 in exchange for 1,000,000 shares of the Company’s common stock (see Note 1). The 1,000,000 shares issued were valued at $0.10 per share, which approximated the market price for the restricted common stock on the date of the lease. MSD is also a major shareholder of the Company and is owned by Fred Brackebusch and Grant Brackebusch, officers and directors of the Company. The lease has a fifteen year term, and includes a 3% Net Smelter Return ("NSR") royalty that will be paid to MSD on any production achieved from the property. Deferred development costs at December 31, 2003 and 2002 consist primarily of drilling and tunnel development expenditures.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6.

Mineral Properties and Deferred Development Costs, Continued:

Coleman The Coleman property is located at the New Jersey Mine and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002 with the acquisition of Gold Run Gulch Mining Company (see Note 4). Deferred development costs at December 31, 2003 and 2002 consist primarily of drilling and tunnel development expenditures.

Silver Strand The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (“Trend”) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5%. In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. The Company valued the property at $74,704 which represented the estimated market value of the property at the date of acquisition. Deferred development costs at December 31, 2003 and 2002 consist primarily of drilling and permitting expenditures.

CAMP The CAMP property was acquired as part of the Company’s acquisition of Plainview in 1997 (see Note 4). The CAMP property covers approximately 380 acres and is an underground exploration project. The Company holds a 17.75% interest in the CAMP property; the remaining ownership is held by various other mining companies, including Coeur d’Alene Mines Corporation, which acts as the operator. The Company receives a $100 monthly advance royalty payment and will receive a 7.1% net profits interest if the property is put into production.

Roughwater The Roughwater property is an exploration project consisting of 180 acres in nine unpatented lode claims. In 2001, the Company purchased the property through the issuance of 255,000 shares of its common stock to Roughwater Mining Company. The shares were valued at $0.10 per share, for a total acquisition cost of $25,500. At the time of the acquisition, Fred Brackebusch, the Company's president and a director, was the president of Roughwater Mining Company and MSD was its majority stockholder.

Lost Eagle Lost Eagle is a gold and silver exploration project consisting of five claims covering 100 acres of federal land administered by the U.S. Forest Service. In 2001, the Company issued 50,000 shares of stock to an individual to acquire the property. The shares were valued at $0.10 for a total acquisition cost of $5,000.

Wisconsin Teddy The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. Bureau of Land Management. The project has no carrying value.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6.
Mineral Properties and Deferred Development Costs, Continued:

Zanetti Mining Lease The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the Consumer Price Index. At December 31, 2003, the gold price that would cause additional production royalties to be payable was $612 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessors may terminate the lease upon the Company's failure to perform under the terms of the lease; the Company has the right to terminate the lease at any time.

Golden Chest Exploration Leases

On September 5, 2003, the Company entered into an exploration agreement and lease option with Paymaster Resources, Inc. (“Paymaster”) to explore Paymaster’s Golden Chest property. The term of the exploration agreement is 2½ years, commencing June 13, 2003. Pursuant to the terms of the agreement, the Company will conduct an economic study of the Golden Chest property. As consideration for the agreement, the Company will issue Paymaster 10,000 shares of its common stock during every six-month period of the agreement's term. A total of 20,000 shares were issued under the agreement during 2003. The Company recorded $8,000 of exploration expense in connection with these issuances based upon its estimate of the fair value of the shares of common stock issued. The Company's option to lease the property may be exercised anytime before the expiration of the exploration agreement, at an option price of 100,000 shares of the Company’s common stock.

On November 7, 2003, the Company signed an exploration agreement and lease option with Prichard Creek Resource Partners LLC (“Prichard”) to explore Prichard’s property, which is adjacent to the Golden Chest. The term of the exploration agreement is 2½ years commencing June 13, 2003. The Company's option to lease the property may be exercised anytime before expiration of the exploration agreement, at an option price of 30,000 shares of the Company’s common stock.

7.

Income Taxes

The Company has not recorded an income tax provision for the years ended December 31, 2003 and 2002, as it had no taxable income. At December 31, 2003 and 2002, the Company has net operating loss carryforwards available for income tax purposes of approximately $525,000 and $177,000, respectively, which will expire through 2023, and an associated deferred tax asset of approximately $218,500 and $26,500, respectively. The deferred tax assets have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

8.

Common Stock

At December 31, 2002 and during all prior periods, the Company had one class of no par value common stock with 20,000,000 shares authorized. Effective September 25, 2003, the Company amended its articles of incorporation to increase the number of authorized shares to 50,000,000. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2003 and 2002.

Private Placements

In May 2002, the Company completed a brokered private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (“Rule 506”). A total of 1,700,000 units at a price of $0.15 per unit were sold, yielding net proceeds of $229,500. Each unit consisted of one share of restricted common stock plus a common stock purchase warrant exercisable at $0.25 per share until May 1, 2004.

In November 2003, the Company began offering for sale units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, and only to certain investors pursuant to Rule 506. The offering was for the sale of 2,000,000 units at $0.40 per unit. Each unit consisted of one share of the Company's restricted common stock and a one-half stock purchase warrant whereby each one whole warrant may purchase one share of the Company's restricted common stock at $0.70 per share until April 1, 2005. Through December 31, 2003, 795,000 units had been sold generating net proceeds of $318,000. On February 19, 2004, the Company completed this placement, resulting in the sale of an additional 932,500 units that generated additional proceeds of approximately $372,000.

Exercise of Warrants

During 2003, common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's 2002 private placement offering. The Company issued 810,000 shares of its restricted common stock at a price of $0.25 per share, generating net proceeds of $200,750, pursuant to the exercise of these warrants.

Common Stock Issued for Equipment

During 2003, the Company issued 5,000 shares of its restricted common stock to vendors for equipment purchased. The Company recorded the issue at $3,000 based upon the value of the equipment purchased and shares issued.

Common Stock Issued for Services

During 2003, the Company issued 21,915 shares of its restricted common stock to vendors for services rendered the Company. The Company recorded $7,262 based upon the value of the services rendered and the shares issued.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

8.

Common Stock, Continued:

Cancellation of Treasury Stock

Effective December 31, 2003, the Company's board of directors resolved to cancel 1,947,144 shares of treasury stock the Company had acquired during its merger with Plainview Mining Company (see Note 4). As a result, the treasury shares were added to the Company's authorized common stock for issue at December 31, 2003.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants are as follows:

	Number of	Exercise	Expiration
	Warrants	Prices	Dates

Warrants issued in connection with 2002
private placement	1,700,000	$0.25	(A)

Balance, December 31, 2002	1,700,000	0.25

Warrants issued in connection with warrants exercised(1)	460,000	0.25	(B)

Warrants issued in connection with 2003
private placement	397,500	0.70	(C)

Warrants exercised during 2003	(810,000)	0.25
Balance, December 31, 2003	1,747,500	$0.25-0.70

(A)	Warrants are exercisable on or before May 1, 2004.
(B)	Warrants are exercisable on or before May 1, 2005.
(C)	Warrants are exercisable on or before April 1, 2005.

(1) During 2003 the Company issued 460,000 stock purchase warrants to an investor as an inducement for him to exercise warrants previously granted him in connection with the 2002 private placement of the Company's common stock. The Company recorded no value for the warrants issued as their fair value was not determinable at the date of issue.

9.

Related Party Transactions

Fred Brackebusch is president, treasurer, and a director of the Company. Grant Brackebusch, Fred Brackebusch's son, is the vice-president and a director of the Company. Grant Brackebusch's wife, Tina Brackebusch, is the Company's corporate secretary. Fred Brackebusch and Grant Brackebusch own 89.6% and 10.4%, respectively of Mine Systems Design, Inc. ("MSD"), a firm that has various related party transactions with the Company.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

9.

Related Party Transactions, Continued:

In addition to the related party transactions described in notes 1, 4 and 6, the Company had the following transactions with related parties:

  During the years ended December 31, 2003 and 2002, the Company issued 18,000 and 15,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $7,200 and $2,250, respectively, based upon the estimated value of the shares issued and services rendered.

  During the year ended December 31, 2003, the Company issued 179,133 shares of its restricted common stock valued at $67,501 to Fred Brackebusch, and 184,067 shares of its restricted common stock valued at $69,625 to Grant Brackebusch for management services.

  At December 31, 2003, the Company has accrued non current liabilities due to Fred and Grant Brackebusch of $6,863 and $4,656, respectively, for management services rendered. These amounts are anticipated to be paid in shares of the Company's stock during the first quarter of 2004.

  During the years ended December 31, 2003 and 2002, the Company paid MSD $20,000 and $9,688, respectively, for engineering services. At December 31, 2003, the Company had an account payable due MSD of $2,000.

10.

Environmental Matters

During 2003, the Company accrued $12,500 relating to a reclamation liability at the New Jersey Mine site based on management's estimate of the disturbed area existing at the property and the related costs to reclaim the area. It is likely that in the near-term the Company will become responsible for additional reclamation liabilities as it continues in the development of its properties and eventually begins commercial production.

The Company owns or leases several mineral properties located in the Coeur d’Alene River Basin. In recent years, certain other companies involved in mining activities on property interests upland of the Coeur d' Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and have entered into consent decrees with the Environmental Protection Agency and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for. As of December 31, 2003, the Company has not accrued any amounts for potential liability associated with unasserted environmental claims or assessments as the amounts, if any, are not estimable. It is possible, however, that the

Company’s obligation could change in the near or longer term, and the resultant liability or claim for damages could have a material adverse effect on the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On December 10, 2003, the Company filed an 8-K report concerning a Change in Certifying Accountant. An amended 8-K/A concerning the same topic was filed on February 2, 2004.

ITEM 8A.

CONTROLS AND PROCEDURES

The Registrant's President and Principal Accounting Officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President and Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

[The balance of this page has been intentionally left blank.]

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	59	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	34	Vice President & Director	7/18/1996
Charles F. Asher P.O. Box Pinehurst, ID 83850	80	Director	1/1/1997
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	34	Secretary	1/1/1997
Ronald Eggart (1) HC-01 Box 187 Kellogg, ID 83837	82	Director	1/1/1997
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	59	Director	9/25/2003
(1) Member of the Audit Committee

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

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. in open pit mine planning and pit supervision for 3 years. Since that time he as worked with Mine Systems Design performing various engineering and geotechnical tasks. He supervises the daily operations of New Jersey Mining Co. which include management of drilling programs, construction, engineering, and is also responsible for the Company’s SEC reporting and environmental monitoring.

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

M. Kathleen Sims is a Director of the Company. She is a successful businesswoman who is majority owner of a car dealership. She is a former State Senator in the Idaho Legislature. She is a former member of the State of Idaho Human Rights Commission and is active in the Idaho Republican Party. She has extensive experience in starting a business with all the necessary experience in financing, business plans and management.

Family Relationships

Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

Legal Proceedings

No Director or Officer has been involved in any legal action involving the Company for the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except Fred W. Brackebusch (one report, 5 transactions), Grant A. Brackebusch (one report, 4 transactions), Tina C. Brackebusch (one report, 4 transactions), Ronald Eggart (one report, 4 transactions), Charles F. Asher (one report, 4 transactions) and M. Kathleen Sims (one report, 1 transaction).

Code Of Ethics

The Company adopted a Code of Ethics at a Board of Directors meeting on December 9, 2003, that applies to the Company's executive officers. It is attached to this filing as an exhibit and can be found at the Company’s website.

Board Committee

At a Board of Directors meeting on December 9, 2003, the Directors approved an audit committee comprised of Ronald Eggart and M. Kathleen Sims. Each member of the audit committee is deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards.

Mr. Eggart is considered to be an “audit committee financial expert” as the term is defined under applicable SEC rules. The Board adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred Brackebusch President	2001	0	0	0	300	0	0	0
	2002	0	0	0	450	0	0	0
	2003	0	0	0	68,701	0	0	0
Grant Brackebusch Vice President	2001	0	0	0	300	0	0	0
	2002	0	0	0	450	0	0	0
	2003	0	0	0	70,825	0	0	0
Charles. F. Asher Director	2001	0	0	0	300	0	0	0
	2002	0	0	0	450	0	0	0
	2003	0	0	0	1,200	0	0	0
Tina Brackebusch Secretary	2001	0	0	0	300	0	0	0
	2002	0	0	0	450	0	0	0
	2003	0	0	0	1,200	0	0	0
Ronald Eggart Director	2001	0	0	0	300	0	0	0
	2002	0	0	0	450	0	0	0
	2003	0	0	0	1,200	0	0	0
M. Kathleen Sims Director	2001	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2003	0	0	0	1,200	0	0	0

At a Board of Directors meeting on December 9, 2003, the Directors approved a compensation plan for the Board of Directors and Management. For the Directors and the Secretary it was approved to increase the annual compensation to 10,000 common shares of restricted stock, commencing in 2004. Also, as a result of the need for full time management the following salaries were approved for 2004 by the Directors: Fred W. Brackebusch, $3,000 per month for management, Grant A. Brackebusch, $6,000 per month for management and Tina C. Brackebusch, $12 per hour for secretarial work.

Officers and Directors were paid for their services with 3,000 shares of restricted common stock per year for the years 2001, 2002 and 2003. A value of $0.10 per share was ascribed to the shares in 2001 , $0.15 per share in 2002 and $0.40 per share in 2003.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - March 3, 2004.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,891,072 indirect (a) 207,100 direct	41.31%
Common	Grant A. Brackebusch P.O. Box 131 Silverton, ID 83837	915,928 indirect (b) 231,276 direct	5.85%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,259,500	6.43%
Common	Charles F. Asher P.O. Box 444 Pinehurst, ID 83850	64,000	0.33%
Common	Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	18,000	0.09%
Common	Ronald Eggart HC-01 Box 187 Kellogg, ID 83837	57,332	0.29%
Common	M. Kathleen Sims 2745 Seltice Way Coeur d’Alene, ID 83814	3,000	0.02%
Common	All Directors and Officers as a group (6 individuals)	9,387,708	47.89%

(1)Based upon 19,604,390 outstanding shares of common stock at March 3, 2004.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is a Subchapter S corporation that owns 8,807,000 common shares of the Company. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is a Subchapter S corporation that owns 8,807,000 common shares of the Company. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company issued 18,000 and 15,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $7,200 and $2,250, respectively, based upon the estimated value of the shares issued and services rendered.

During the year ended December 31, 2003, the Company issued 179,133 shares of its restricted common stock valued at $67,501 to Fred Brackebusch, and 184,067 shares of its restricted common stock valued at $69,625 to Grant Brackebusch for management services.

At December 31, 2003, the Company has accrued non-current liabilities due to Fred and Grant Brackebusch of $6,863 and $4,656, respectively, for management services rendered. These amounts are anticipated to be paid in shares of the Company's stock during the first quarter of 2004.

During the years ended December 31, 2003 and 2002, the Company paid MSD $20,000 and $9,688, respectively, for engineering services. At December 31, 2003, the Company had an account payable due MSD of $2,000

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(3)(i)	Articles of Incorporation - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(3)(ii)	Bylaws - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(10)(1)	Lease Agreement with William Zanetti - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(10)(2)	Articles of Merger For Plainview Mining Company Inc. and New Jersey Mining Co. - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(10)(3)	Lease Agreement with Mine Systems Design, Inc. - Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.

(10)(4)	Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co. Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein.

(10)(5)	Exploration Agreement and Option to Lease between Paymaster Resources, Inc. and New Jersey Mining Company with the approval of J.W. Beasley Interests LLC. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.

(10)(6)	Exploration Agreement and Option to Lease between Prichard Creek Resource PartnersLLC and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.

(14)	Code of Ethics. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.

(16)	Letter on Change in Certifying Accountant. Filed as an 8-K report on December 10, 2003 and later filed as an 8-K/A on February 2, 2004, and incorporated by reference herein.

(18)	Letter on Change in Accounting Principle.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31)(i)	Certification of Fred W. Brackebusch

(32)	Section 1350 Certifications

(32)(i)	Certification of Fred W. Brackebusch

(99)(i)	Audit Committee Pre-Approval Policies

Reports on Form 8-K

On December 10, 2003, the Company filed an 8-K report concerning a Change in Certifying Accountant. An amended 8-K/A concerning the same topic was filed on February 2, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $14,500 and $2,080 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred other no fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 26, 2004	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 26, 2004	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 26, 2004	By /s/ RONALD EGGART
Ronald Eggart, Director

Date: March 26, 2004	By /s/ CHARLES F. ASHER
Charles F. Asher, Director

Date: March 26, 2004	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]