Form 10QSB
period 2004-03-31
NEW JERSEY MINING CO
filed 2004-05-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 000-28837

NEW JERSEY MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0490295
(State or other jurisdiction	(IRS employer identification no.)
of incorporation)

89 Appleberg Road, Kellogg, Idaho 83837
(Address of principal executive offices)

Registrant’s telephone number, including area code: (208) 783-3331

Common Stock	The OTC-Bulletin Board
Title of each class	Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. |
Yes ☒      No ☐

At April 29, 2004, 19,644,390 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2004

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$592,167	$346,268

Total current assets	592,167	346,268

Building and equipment	357,480	271,676
Mineral properties	801,029	787,274
Other assets	2,346	2,346

Total assets	$1,753,022	$1,407,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$78,240	$11,610
Notes payable to related party	1,000	2,000
Total current liabilities	79,240	13,610

Accrued reclamation costs	12,500	12,500
Payable to officers, in common stock	11,519	11,519

Total liabilities	103,259	37,629

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares outstanding
Common stock, no par value; 50,000,000 shares
authorized; 19,609,390 and 18,669,890 shares
issued and outstanding	2,285,456	1,910,456
Deficit accumulated during the development stage	(635,693)	(540,521)

Total stockholders’ equity	1,649,763	1,369,935

Total liabilities and stockholders’ equity	$1,753,022	$1,407,564

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three-Month Periods ended March 31, 2004 and 2003 and for the period from inception (July 18, 1996) through March 31, 2004
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2004	2003	March 31, 2004
		(As Restated	(As Restated
		See Note 3)	See Note 3)
Operating expenses:
Expenses paid with common stock:
Management fees			$137,126
Directors fees			9,450
Services	$1,500	$500	21,390
Exploration			8,000
Exploration expense	35,717	2,890	149,101
General and administrative expenses	58,773	6,555	249,648
Total operating expenses	95,990	9,945	574,715

Other (income) expense:
Royalty and other income	(818)	(358)	(59,972)
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	(818)	(358)	60,978
Net loss	$95,172	$9,587	$635,693

Net loss per common share-basic	$ Nil	$ Nil	$0.049

Weighted average common
shares outstanding-basic	19,606,478	16,734,201	12,949,515

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three-Month Periods ended March 31, 2004 and 2003 and for the period from inception (July 18, 1996) through March 31, 2004
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2004	2003	March 31, 2004
		(As Restated	(As Restated
		See Note 3)	See Note 3)
Cash flows from operating activities:
Net loss	$(95,172)	$(9,587)	$(635,693)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill			30,950
Write-off of investment			90,000
Stock issued for:
Management fees			137,126
Directors fees			9,450
Services	1,500		21,391
Exploration			8,000
Change in:
Other assets			(624)
Accounts payable	66,630	(7,927)	75,270
Accounts payable to related party	(1,000)		1,000
Accrued reclamation costs and other liabilities		(46)	12,500
Payable to officers			11,519
Net cash used by operating activities	(28,042)	(17,560)	(239,111)

Cash flows from investing activities:
Purchases of building and equipment	(85,804)	(135)	(159,938)
Purchases of mineral property			(5,904)
Deferral of development costs	(13,755)	(28,000)	(239,290)
Net cash used by investing activities	(99,559)	(28,135)	(405,132)

Cash flows from financing activities:
Exercise of stock purchase warrants		35,000	200,750
Sales of common stock, net of issuance costs	373,500		1,060,867
Principal payments on capital lease			(43,476)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	373,500	35,000	1,198,141

Cash of acquired companies	-		38,269

Net change in cash	245,899	(10,695)	592,167
Cash, beginning of period	346,268	40,436	0
Cash, end of period	$592,167	$29,741	$592,167

Non-cash investing and financing activities:
Common stock issued for:
Equipment			$3,000
Mineral properties			$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$18,275

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mining resources in Idaho.

3. Restated Financial Statements

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

The effect of this change for the three month period ended March 31, 2003 was an increase in net loss of $2,890. The effect of the restatement on net loss per share of common stock-basic for the three month period ended March 31, 2003 was minimal.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

General

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation, Continued:

Plan of Operation

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. One of the properties, the Silver Strand, owned by the Company is in the advanced permitting stage with the U.S. Forest Service (USFS) and will be readied for production once operating permits are received. The permitting schedule for the Silver Strand has been delayed such that pre-production work may not commence until late summer or fall 2004. Interest groups that oppose all enterprises on public lands may attempt to further delay the granting of permits by the USFS.

The Company is upgrading its mineral processing plant, the New Jersey mill, to add the flotation process which is needed to produce marketable concentrates for smelters. Included in the upgrade are eight new flotation cells, pumps, a filter press, a concentrate bin, and various fabricated assemblies. All of this equipment is either on order or has been received. A coarse-ore bin is also planned so that ore can be received at the New Jersey mill from outlying properties. Other improvements are being made to improve the process control of the plant. A special mine car has been built to transport ore in narrow, trackless mine openings.

An exploration ramp at the Golden Chest is currently being driven in order to expose an ore grade intercept drilled by Newmont Exploration Limited (NEL). If the mineralization exposed by the ramp is of sufficient size and grade, as indicated by the drilling, production may commence from development excavations which will be driven on the vein.

An exploration drilling program is also planned and underway for 2004. Drilling commenced at the New Jersey mine area at the Enterprise and Scotch Thistle prospects. Drilling will also be done at the Golden Chest property to test for the presence of deep gold mineralization. Drilling at the Lost Eagle prospect was planned but will probably be deferred until 2005. A surface geophysical program is underway at the Silver Strand mine to test for a potential westward extension of the mineral zone. Reconnaissance geological and geochemical studies are being performed in the greater Coeur d’Alene Mining District. Work has commenced to conduct a pre-feasibility study at the Golden Chest where previous drilling by NEL indicates a potential open-pittable resource of 230,000 ounces of gold.

The Company has sufficient funding to execute the above projects for the next 12 months, as well as fund necessary management tasks such as auditing/accounting and SEC reporting. There are no current plans to secure additional funding.

It is likely that some production will be achieved in the next twelve months, which could generate additional cash flow. Production may be achieved from the New Jersey open pit mine or from the Silver Strand mine or Golden Chest project.

The Company currently has four employees and uses consultants or contractors for project tasks. Up to three additional employees may be hired if production commences.

Item 3. Controls and procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

[The balance of this page has been intentionally left blank.]

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified. The Company sold 933,750 shares of its common stock for $0.40 per share, during the first quarter of 2004, to complete a private placement that was announced in a Form 8-K filing on February 19, 2004. The securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K.

On February 19, 2004, the Company filed a Form 8-K announcing the completion of a private placement of stock .

[The balance of this page has been intentionally left blank.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: May 12, 2004

/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
May 12, 2004