Form 10QSB
period 2004-06-30
NEW JERSEY MINING CO
filed 2004-08-11
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-28837

NEW JERSEY MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0490295
(State or other jurisdiction	(IRS employer identification no.)
of incorporation )

89 Appleberg Road, Kellogg, Idaho 83837
(Address of principal executive offices)

Registrant's telephone number, including area code: (208) 783-3331

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

Yes ☒   No ☐

On July 30, 2004, 20,512,890 shares of the registrant's common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$388,821	$346,268

Total current assets	388,821	346,268

Building and equipment	433,953	271,676
Mineral properties	811,104	787,274
Other assets	5,809	2,346

Total assets	$1,639,687	$1,407,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$131,290	$11,610
Notes payable to related party		2,000
Total current liabilities	131,290	13,610

Accrued reclamation costs	12,500	12,500
Payable to officers, in common stock	11,519	11,519

Total liabilities	155,309	37,629

Stockholders' equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares outstanding
Common stock, no par value; 50,000,000 shares
authorized; 20,512,890 and 18,669,890 shares
issued and outstanding	2,515,556	1,910,456

Deficit accumulated during the development stage	(1,031,178)	(540,521)

Total stockholders' equity	1,484,378	1,369,935

Total liabilities and stockholders' equity	$1,639,687	$1,407,564

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods ended June 30, 2004 and 2003 and for the period from inception (July 18, 1996) through June 30, 2004
(Unaudited)

							From Inception
							(July 18, 1996)
							Through
	June 30, 2004			June 30, 2003			June 30, 2004
				( As Restated			(As Restated
				See Note 3)			See Note 3)
	Three Months	Six Months		Three Months		Six Months
Operating expenses:
Expenses paid with common stock:
Management fees							$137,126
Directors fees							9,450
Services	$1,000	$2,500					22,390
Exploration	6,600	6,600					14,600
Exploration expense	329,237	364,954		$62,500		$65,390	478,338
General and administrative expenses	59,673	118,446		28,562		35,117	309,321
Total operating expenses	396,510	492,500		91,062		100,507	971,225

Other (income) expense:
Royalty and other income	(1,025)	(1,843)		(304)		(662)	(60,997)
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense	(1,025)	(1,843)		(304)		(662)	59,953

Net loss	$395,485	$490,657		$90,758		$99,845	$1,031,178

Net loss per common share-basic	$0.020	$0.025	$	nil	$	nil	$0.078

Weighted average common shares
Outstanding-basic	20,165,555	19,884,972		17,097,287		16,917,761	13,189,980

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six-Month Periods ended June 30, 2004 and 2003 and for the period from inception (July 18, 1996) through June 30, 2004
(Unaudited)

			From Inception
			(July 18, 1996)
	June 30,	June 30,	Through
	2004	2003	June 30, 2004
		(As Restated	(As Restated
		See Note 3)	See Note 3 )
Cash flows from operating activities:
Net loss	$(490,657)	$(99,845)	$(1,031,178)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill			30,950
Write-off of investment			90,000
Stock issued for:
Management fees			137,126
Directors fees			9,450
Services	2,500		22,391
Exploration	6,600		14,600
Change in:
Other assets	(3,463)		(4,087)
Accounts payable	119,680	(6,512)	128,320
Accounts payable to related party	(2,000)
Accrued reclamation costs and other liabilities		(46)	12,500
Payable to officers			11,519
Net cash used by operating activities	(367,340)	(106,403)	(578,409)

Cash flows from investing activities:
Purchases of building and equipment	(162,277)	(135)	(236,411)
Purchases of mineral property			(5,904)
Deferral of development costs	(23,830)	(36,500)	(249,365)
Net cash used by investing activities	(186,107)	(36,635)	(491,680)

Cash flows from financing activities:
Exercise of stock purchase warrants	222,500	150,000	423,250
Sales of common stock, net of issuance costs	373,500		1,060,867
Principal payments on capital lease			(43,476)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	596,000	150,000	1,420,641

Cash of acquired companies	-		38,269

Net change in cash	42,553	6,962	388,821
Cash, beginning of period	346,268	40,436	0
Cash, end of period	$388,821	$47,398	$388,821

Non-cash investing and financing activities:
Common stock issued for:
Equipment			$3,000
Mineral properties			$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$18,275

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.              Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.              Description of Business

New Jersey Mining Company ("the Company") was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mining resources in Idaho.

3.              Restated Financial Statements

Change in Accounting Policy

During the fourth quarter of 2003, the Company changed its accounting policy, retroactive to January 1, 2002, with respect to its accounting for exploration costs. The Company now records exploration costs as operating expenses in the period that they occur, and only capitalizes exploration costs on areas of interest that have proven reserves and are in development for production. The Company's previous policy was to capitalize all such expenditures as deferred development costs of the properties being explored. The change was made in order for the Company's accounting practices to be consistent with prevailing mining industry accounting trends and securities regulations.

The effect of this change for the three month period and six month period ended June 30, 2003 was an increase in net loss of $62,500 and $65,390, respectively. The effect on net loss per share for same periods was nominal.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation, Continued:

Plan of Operation

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d'Alene Mining District of northern Idaho. The Company has three mines which are nearly ready to commence production: the Golden Chest, the New Jersey, and the Silver Strand. Exploration projects at all three mines are being conducted as well as in other out-lying areas.

An exploration ramp at the Golden Chest mine has recently been completed. It exposed a high grade gold vein drilled by Newmont Exploration Limited (NEL) about 15 years ago. The Katie Dora vein, which was intercepted by the ramp, was then drifted on for a distance of 46 meters. Approximately $300,000 was spent on the ramp and the drift. Samples have been taken and the results are currently being evaluated to design a mining plan and calculate resources. The feasibility of a 50 tonne/day mining operation is being evaluated.

Operating permits for a seasonal mining operation at the Silver Strand mine have still not been received from the U.S. Forest Service, although a favorable decision seems imminent. The permitting process has now been ongoing for over 15 months, which is longer than had been expected. All preproduction work must await receipt of the operating permits. Planned pre-production work for 2004 has been cancelled because of the permitting delay, but permits should be received in order to commence pre-production work in the spring of 2005.

The Company is continuing to upgrade its mineral processing plant, the New Jersey mill, to add the flotation process which is needed to produce marketable concentrates for smelters. Included in the upgrade are eight new flotation cells, pumps, a filter press, a concentrate bin, and various fabricated structures. It is expected that completion of the upgrade will be on September 1, 2004. The mill will be commissioned using ore available from the New Jersey open pit mine and from the development material mined at the Golden Chest mine.

An exploration drilling program has been completed in 2004 with favorable results. Mineralized intercepts have been drilled at the Enterprise and Scotch Thistle areas of interest near the New Jersey mine. Drilling at the Golden Chest has been especially significant because, not only have gold bearing veins been drilled, but an understanding of the mineralization has been gained which will aid future exploration.

An open pit mine design has been completed for the resource drilled by NEL at the Golden Chest mine. While final conclusions have not been made, it appears that open pit mining would only be feasible if done in conjunction with underground mining. A mineralized material inventory of 230,000 ounces of gold (not reserves) determined by NEL was confirmed by the Company's current work.

A surface geophysical program at the Silver Strand mine is underway to test for extension of the mineralized zone both eastward and westward on strike. Reconnaissance geochemical sampling has been completed in an area surrounding the Silver Strand mine, but results are not yet available.

The Company has sufficient funding to complete projects which are currently underway, but additional funding will be necessary for projects in 2005. Plans are being made to secure additional funding needed.

Production is planned to commence in September 2004 when the mill upgrade project has been completed. Some cash flow may be generated by production in the 4th quarter of 2004.

The Company currently has four employees and uses consultants or contractors for project tasks. Up to 8 additional employees may be hired in 2005.

Item 3. Controls and procedures

An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

[The balance of this page has been intentionally left blank.]

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

None

[The balance of this page has been intentionally left blank.]

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: August 9, 2004

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
August 9, 2004