Form 10QSB
period 2004-09-30
NEW JERSEY MINING CO
filed 2004-11-10
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Yes  ☒  No  ☐

On October 22, 2004, 21,098,350 shares of the registrant's common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2004

[The balance of this page has been intentionally left blank.]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$153,145	$346,268

Total current assets	153,145	346,268

Building and equipment	588,407	271,676
Mineral properties	788,506	787,274
Other assets	17,527	2,346

Total assets	$1,547,585	$1,407,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,083	11,610
Notes payable to related party		2,000
Obligation under capital lease – current portion	11,292
Total current liabilities	19,375	13,610

Accrued reclamation costs	12,500	12,500
Payable to officers, in common stock		11,519
Obligation under capital lease – long term portion	61,763

Total liabilities	93,638	37,629

Stockholders' equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares outstanding
Common stock, no par value; 50,000,000 shares
authorized; 20,512,890 and 18,669,890 shares
issued and outstanding	2,710,143	1,910,456

Deficit accumulated during the development stage	(1,256,196)	(540,521)
Total stockholders' equity	1,453,947	1,369,935

Total liabilities and stockholders' equity	$1,547,585	$1,407,564

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2004 and 2003 and for the period from inception (July 18, 1996) through September 30, 2004
(Unaudited)

						From Inception
						(July 18, 1996)
						Through
	September 30, 2004			September 30, 2003		Sept. 30, 2004
				( As Restated		(As Restated
				See Note 3)		See Note 3)
	Three Months	Nine Months		Three Months	Nine Months
Operating expenses:
Expenses paid with common stock:
Management fees	$20,499	$20,499				$157,625
Directors fees						9,450
Services		2,500				22,390
Exploration		6,600				14,600
Exploration expense	129,549	494,503		$18,200	$83,590	607,887

General and administrative expenses	73,927	192,373		57,077	92,194	383,248

Total operating expenses	223,975	716,475		75,277	175,784	1,195,200

Other (income) expense:
Royalty and other income	(474)	(2,317)		(1,800)	(2,462)	(61,471)
Interest expense	1,517	1,517				1,517
Write-off of goodwill						30,950
Write-off of investment						90,000
Total other (income) expense	1,043	(800)		(1,800)	(2,462)	60,996

Net loss	$225,018	$715,675		$73,477	$173,322	$1,256,196

Net loss per common share-basic	$0.011	$0.035	$	nil	$0.010	$0.094

Weighted average common shares
Outstanding-basic	20,871,409	20,216,185		17,792,636	17,069,352	13,438,001

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended September 30, 2004 and 2003 and for the period from inception (July 18, 1996) through September 30, 2004
(Unaudited)

			From Inception
			(July 18, 1996)
	September 30,	September 30,	Through
	2004	2003	Sept. 30, 2004
		(As Restated	(As Restated
		See Note 3)	See Note 3 )
Cash flows from operating activities:
Net loss	$(715,675)	$(173,322)	$(1,256,196)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill		30,950	30,950
Write-off of investment			90,000
Stock issued for:
Management fees	20,499		169,144
Directors fees			9,450
Services	2,500		22,391
Exploration	6,600		14,600
Change in:
Other assets	(15,181)		(15,805)
Accounts payable	(3,527)	10,867	5,113
Accounts payable to related party	(2,000)
Accrued reclamation costs and other liabilities		(46)	12,500
Net cash used by operating activities	(706,784)	(131,551)	(917,853)

Cash flows from investing activities:
Purchases of building and equipment	(234,412)	(6,114)	(308,546)
Purchases of mineral property	(1,232)		(7,136)
Deferral of development costs		(36,500)	(225,535)
Net cash used by investing activities	(235,644)	(42,614)	(541,217)

Cash flows from financing activities:
Exercise of stock purchase warrants	377,750	150,000	578,500
Sales of common stock, net of issuance costs	373,500		1,060,867
Principal payments on capital lease	(1,945)		(45,421)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	749,305	150,000	1,573,946

Cash of acquired companies	-		38,269

Net change in cash	(193,123)	(24,165)	153,145
Cash, beginning of period	346,268	40,436	0
Cash, end of period	$153,145	$16,271	$153,145

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$7,320		$10,320
Mineral properties			$199,300
Acquisitions of companies, excluding cash			$743,653
Payable to officers	$11,519		$11,519
Capital lease obligation for equipment acquired	$75,000		$93,275

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.            Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

The effect of this change for the three month period and nine month period ended September 30, 2003 was an increase in net loss of $18,200 and $83,590, respectively. The effect on net loss per share for same periods was nominal.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Plan of Operation, Continued:

Plan of Operation

The Company is executing its plan to explore for gold, silver and base metal deposits in the greater Coeur d'Alene Mining District of northern Idaho. The Company has three mines in the Coeur d'Alene Mining District which are under development: the Golden Chest, the New Jersey, and the Silver Strand. Initial production from the New Jersey open pit mine commenced late in the fourth quarter of 2004 and production from mineralized material derived from underground development excavations has commenced at the Golden Chest mine. Exploration projects at all three mines are being conducted as well as in other out-lying areas.

An exploration ramp at the Golden Chest underground mine has recently been completed. It exposed a high grade gold vein drilled by Newmont Exploration Limited (NEL) about 15 years ago. The Katie Dora vein, which was intercepted by the ramp, was then drifted on for a distance of 46 meters. Approximately $340,000 was spent on the ramp and the drift. Samples have been taken and ore reserve calculations are being done. The feasibility of a 50 tonne/day mining operation will be evaluated in the 4th quarter of 2004. Infrastructure such as grid power, an improved haul road and a shop building are being completed.

Operating permits for a seasonal mining operation at the Silver Strand mine are being awaited. A Finding of No Significant Impact for the Silver Strand operation has been issued by the U.S. Forest Service along with an Environmental Assessment. The Finding was open for comments from the public through October 15, 2004. Comments were received from two environmental groups. Currrently, the U. S. Forest Service is evaluating the comments received and will respond to them. The next step is to issue a Decision Notice, unless some of the comments require further analysis. All pre-production work must await receipt of the operating permits. Planned pre-production work for 2004 was cancelled because of permitting took longer than expected, but permits should be received in order to commence pre-production work in the spring of 2005.

The Company has completed the upgrade its mineral processing plant, the New Jersey mill, to add the flotation process which was needed to produce marketable concentrates for smelters. Included in the upgrade are eight new flotation cells, pumps, a filter press, a concentrate bin, and various fabricated structures. The mill with its new equipment has been commissioned in the 3rd quarter by processing low grade material from the New Jersey open pit mine, and development material from the Golden Chest exploration ramp is now being processed. Initial results from processing New Jersey mine material show that marketable concentrates are being produced. Two concentrates are produced, a gravity concentrate and a flotation concentrate. From the New Jersey material, the gravity concentrate contains about 1,400 grams/tonne gold, and the flotation concentrate contains about 200 grams/tonne gold plus 2,000 grams/tonne silver. Initial efforts to market the concentrate products are underway.

An exploration drilling program has been completed in 2004 with favorable results. Mineralized intercepts have been drilled at the Enterprise and Scotch Thistle areas of interest near the New Jersey mine. Drilling at the Golden Chest has been especially significant because, not only have gold bearing veins been drilled, but an understanding of the mineralization has been gained which will aid future exploration. An important drill hole intercept at the Golden Chest, 18 m of 5 grams/tonne gold, has indicated the potential for a larger underground deposit, and more drilling is planned in 2005 to evaluate this potential.

An open pit mine design has been completed for the resource drilled by NEL at the Golden Chest mine. The conclusion of the work is that it appears that open pit mining would only be feasible if done in conjunction with underground mining. A mineralized material inventory of 230,000 ounces of gold (not reserves) determined by NEL was confirmed by the Company's current work. The pit designed using a gold price of $500/ounce contained about 1 million tonnes of ore grading 1.385 grams/tonne gold with a stripping ratio of 3.05 tonnes of waste per tonne of ore. The material in this pit does not meet the criteria for ore reserves as the sample spacing (via drillholes) is too far apart.

A surface geophysical program at the Silver Strand mine is underway to test for extension of the mineralized zone both eastward and westward on strike. Initial results indicate that the mineralized zone was detected along with other anomalies not associated with the main zone. Reconnaissance geochemical sampling has been completed in an area surrounding the Silver Strand mine, and at least two areas of interest have been discovered, which will be followed up next exploration season.

Most of the exploration and development plans have now been completed for the year 2004. The Company has sufficient funding to continue to operate the mineral processing plant and to complete some other minor projects for the remainder of the year. Plans are being made to secure additional funding which will be needed for the year 2005.

Production commenced in September 2004 when the mill upgrade project was completed. Minor cash flow may be generated by production in the 4th quarter of 2004 if arrangements can be made to sell the concentrates being produced. It is expected that the mineral processing plant will be shut down in the winter months because of weather.

The Company currently has four employees and uses consultants or contractors for project tasks. Up to 8 additional employees may be hired in 2005.

In September 2004 there was a change in the makeup of the Board of Directors. Mr. Ron Eggart, a Director since the Company was organized in 1998, retired. Two new Directors were appointed, Mr. William Rust, a metallurgical engineer with extensive experience in the Coeur d'Alene Mining District, and Dr. Ivan Linscott, a physicist at Stanford University.

Item 3.   Controls and procedures

An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2004, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affect or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None

Item 2.   CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.

During the third quarter of 2004, the Company made an offer to certain qualified investors to encourage the early exercise of warrants. In exchange for exercising their warrants, the investors would receive an equal number of warrants exercisable at $0.70 per share with an expiration date of September 1, 2006. The Company raised $176,250 with this offer ($21,000 in the 4th Quarter of 2004). The offer was made in reliance on exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Also, in the third quarter of 2004, the Company issued restricted stock to officers for management fees incurred from December 2003 to July 2004 (50,760 shares at an average price of $0.63) . Restricted stock was also issued in the nine-month period ending September 30, 2004 for services and equipment (18,200 shares at an average price $0.50) .

Item 3.   DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2004 the Company held an Annual Meeting of Shareholders. The primary matter of the meeting was to elect Directors. A second matter was to transact such other business as may properly come before the Annual Meeting. No other business was transacted at the meeting. A total of 16,444,938 shares or 80.2% of the outstanding shares were represented by proxy or person at the meeting. Results are summarized in the table below:

Director	For	Against	Abstain	Non-votes
Chares F. Asher	16,395,738	6,032	5,000	38,168
Fred W. Brackebusch	16,395,738	6,032	5,000	38,168
Grant A. Brackebusch	16,395,738	6,032	5,000	38,168
Ron Eggart	16,395,738	6,032	5,000	38,168
M. Kathleen Sims	16,395,738	6,032	5,000	38,168

Item 5.   OTHER INFORMATION

None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1	Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

A Form 8-K was filed on October 6, 2004 announcing the retirement of Director Ron Eggart and the appointment of two new Directors: William C. Rust and Ivan R. Linscott.

[The balance of this page has been intentionally left blank.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: November 9, 2004

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
November 9, 2004