Form 10KSB
period 2004-12-31
NEW JERSEY MINING CO
filed 2005-03-30
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________________ to __________________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 10, 2005, as reported by the Over the Counter Bulletin Board was $9,972,400.

At March 10, 2005, the registrant had 21,679,070 outstanding shares of no par value common stock.

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

Flotation- A physiochemical process for the separation of finely divided solids from one another. Separation of these (dissimilar) discrete solids from each other is affected by the selective attachment of the particle surface to gas bubble.

Galena- A lead sulfide mineral. The most important lead mineral in the Coeur d'Alene Mining District.

Grade- A term used to assign the concentration of metals per unit weight of ore. An example - ounces of gold per ton of ore (opt). One troy ounce per short ton is 34.28 parts per million or 34.28 grams per metric tonne.

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

Stope – An underground void created by the mining of ore.

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

[The balance of this page has been intentionally left blank.]

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

BUSINESS OF THE COMPANY

General Description of the Business

The Company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties: the New Jersey mine, the Silver Strand mine, the Golden Chest mine, the CAMP project, the Lost Eagle project, the

Wisconsin-Teddy project, the Roughwater project and the Silver Button project. The New Jersey mine, the Golden Chest mine and the Silver Strand mine are the Company's development stage properties while the other properties are exploration stage properties.

Effect of Existing or Probable Governmental Regulations on the Business

All operating plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. A plan of operation is usually required before exploration or mining activities can be conducted on public land that is administered by the Bureau of Land Management or US Forest Service. The New Jersey mine, the Silver Strand mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine, however, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however the EPA’s Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. New Jersey Mining Company has not received any notifications that it could be liable for any environmental cleanup.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits [except EPA storm water permit which is a blanket state-wide permit] are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM), requires a Plan of Operation to be submitted. An approved plan of operations for a mining operation at the Silver Strand will most likely require water quality monitoring, a reclamation plan, and possibly, the treatment of the mine water. A reclamation bond will be required before operations can begin at the Silver Strand. The amount of the reclamation bond is estimated to be about $60,000. Water quality monitoring at the Silver Strand is expected to cost about $2,000 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine and Golden Chest mine operations. When a mine is operating, MSHA performs a series of inspections to verify compliance with mine safety laws.

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027] The cyanidation process, CIL, has not been implemented at the New Jersey mine as of this date. The deposition of tailings using paste technology is a unique part of the permit. Tailings will be dewatered to a paste consistency using a high density thickener. Cyanide will be destroyed in the paste using bleach, and the tailings will be deposited on a sloped stack. Fred W. Brackebusch has received a U.S. patent (5,636,942) on this new tailings technology. Reclamation of the tailings stack will be done concurrently with mining. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the CIL plant and monthly sampling once operations commence. The current water monitoring program costs the Company about $2,000 on an annual basis. The estimated annual cost for sampling, if CIL operations begin is about $25,000.

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $130 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $12,500.

The Company submitted a Plan of Operation to the US Forest Service (USFS) in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. USFS conducted an Environmental Assessment (EA) of the plan and requested public comments on the EA in September 2004. Public comments were submitted by two environmental groups and the Company provided additional information and clarification to address the public comments. A final decision document with a Finding of No Significant Impact (FONSI) is expected to be issued by the USFS shortly. A 45 day appeal period follows the issuance of the FONSI. An appeal of the FONSI decision could delay operations at the Silver Strand for an unknown period of time.

When the Company plans an exploration drilling program on Federal Land, it must submit a Plan of Operations to either the BLM or US Forest Service. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $2,000. On completion of the reclamation and approval by the managing agency, the bond amount is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is five including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Fred W. Brackebusch and Tina C. Brackebusch work part-time for the Company. Exploration and development work is currently performed by independent contractors hired by the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2005. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

ITEM 2.

DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location

The New Jersey mine is located in the Gold Run Gulch area, comprising about 15 square miles in the Coeur d'Alene Mining District. Located 2 miles east of Kellogg, Idaho, the New Jersey property area includes the gold bearing Coleman vein system, a base metal Sullivan-type prospect known as the Enterprise and another gold prospect called the Scotch Thistle. The mine is adjacent to U.S. Interstate 90 and is easily accessed by local roads throughout the entire year. Three phase electrical power is supplied to the New Jersey mill by Avista Utilities. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization.

Mineral Property

The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the U.S. Bureau of Land Management. The Coleman pit is located on the patented mining claims.

Mineral Leases

A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the fee simple property leased from William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also know as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $632 per ounce as of December 31, 2004. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease, known as the Grenfel lease, was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR) royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, except the NSR shall not be less than 1%. No advance royalties are required by this lease.

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

Present Condition and Work Completed on the Property

A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A crushing plant was built and commissioned in 1996. The grinding circuit was built in 1996, and the flotation circuit was built in early 2004 and commissioned in September 2004. It consists of five rougher cells and three cleaner cells all of which were purchased new in 2004. Flotation concentrate is dewatered by a pressure filter and dumped into a bin. A ball mill is used to grind the crushed ore and is the limiting factor for throughput. Currently, hourly throughput is limited to about 4.7 tonnes per hour. Production data indicates that metallurgical recovery of gold to concentrate is about 93%.

During 2001, the Company drilled two holes to explore a geophysical anomaly detected in the autumn of 2000. One hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content ( 0.70 grams per tonne gold over two separate 10 meter intervals) In 2002, 1,317 meters of diamond drilling was completed amongst 11 holes at the New Jersey mine. The drilling confirmed the continuity of the Coleman vein system as nine of the holes intercepted the vein system. Reserves were not increased as the drilling was too widely spaced. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. Drilling was conducted at the Scotch Thistle prospect, Enterprise prospect and northern Coleman vein in 2003. Silver, lead and zinc mineralization was discovered at the Enterprise and a new zone of gold mineralization was found at the Scotch Thistle. In 2004, two drillholes were drilled at the Enterprise where base metal mineralization (lead, zinc & silver) was intercepted. Also in 2004, a single hole was drilled at the Scotch Thistle prospect and intercepted a gold zone that assayed 2.56 gpt over 6.6 meters extending the zone discovered a year earlier.

Exploration Plans

The Company has plans to do more exploratory core drilling at the Enterprise and Scotch Thistle prospects. New road construction will be required for the Enterprise drilling. An exploration crosscut is planned for the 2400 Level on the Coleman vein. All of these planned programs are dependent on the Company’s ability to raise capital and will not be completed until sufficient funds are raised.

Geology and Reserves

The description of the geology of the New Jersey mine and the calculation of mineral resources have been completed by the Company. The description of the geology of the area can be verified from third party published reports by the U.S. Geological Survey and unpublished reports by Oscar Hershey, former Coeur d'Alene District geologist. The Company is solely responsible for the reserve calculations.

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

Reserves

The reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman Vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 short tons of gravity-mill production. Other sample sources include channel samples from the outcrop and also from the Keyhole Tunnel.

Open Pit Reserve (Proven & Probable)
Ore Blocks	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Coleman (17+00 to 21+00)	56,250	4.56	8,306
Coleman Split (21+00 to 23+00	21,320	3.53	2,420
North Vein (21+00)	2,990	8.57	825
Total	80,560	4.45	11,551

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. According to metallurgical testwork, approximately 95% of the gold contained in the open pit reserve can be recovered at the mill using the CIL process.

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

Mineral Property

The Company's Silver Strand mine consists of fifteen unpatented lode claims on federal land administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. assumed Trend’s royalty on the Silver Strand claims in July 2001. The royalty is a 1.5% Net Smelter Return (NSR) capped at $50,000 after which the NSR decreases to 0.5% .

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

During 2002, an exploration drilling program was completed at the Silver Strand. Also, rehabilitation of the 225 Level portal was started but not completed in 2002. The drilling was successful in extending the limits of the ore shoot below the No. 3 Level. In April 2003, the Company submitted a Plan of Operations (POO) to the USFS for a seasonal underground mining operation with a planned production rate of 1,000 tonnes per month. A geophysical exploration program was completed at the Silver Strand in 2004. Several anomalies were discovered and the largest merits exploration drilling.

USFS conducted an Environmental Assessment (EA) of the plan and requested public comments on the EA in September 2004. Public comments were submitted by two environmental groups and the Company provided additional information and clarification to address the public comments. A final decision document with a Finding of No Significant Impact (FONSI) is expected to be issued by the USFS shortly. A 45 day appeal period follows the issuance of the FONSI. An appeal of the FONSI decision could delay operations at the Silver Strand for an unknown period of time.

The startup of mining at the Silver Strand is dependent on the timely receipt of a permit from the USFS, economic gold and silver prices, and sufficient funding.

Geology and Reserves

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

Reserves

Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold, a minimum mining width of 1.5 meters, and the standard practices of the Coeur d’Alene Mining District.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

GOLDEN CHEST

Location

The Golden Chest project is located in Reeder Gulch about 1.2 miles east of Murray, Idaho along Forest Highway 9. The property consists of two mining leases and unpatented claims covering approximately 500 acres. The site is accessible by unimproved dirt roads and no surface infrastructure is present at the site. Electrical power supplied by Avista Utilities has been installed by the Company to the portal site in Reader Gulch.

Mineral Lease

On September 5, 2003, the Company signed an exploration agreement with an option to lease with Paymaster Resources Incorporated on the Golden Chest mine covering about 270 acres. In February 2004, Paymaster assigned its interest to Metaline Contact Mines of Murray, Idaho. On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI). The Company completed a pre-feasiblity study on the open pit resource drilled by Newmont Mining and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A Net Smelter Royalty (NSR) of 3% is payable to the Lessors. An additional NSR up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the Consumer Price Index (CPI) using June 2003 as the base. See table below. A copy of the mining lease was filed as an exhibit in the Company’s 10-KSB for the year ending December 31, 2003.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2004 CPI-U)	Additional NSR Royalty
< $415	None
$415 to $467	1.0%
$467 to $519	1.5%
$519 to $570	2.0%
> $570	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production.

On January 3, 2005, the Company signed a mining lease with Prichard Creek Resource Partners , LLC that covers about 41 acres of unpatented lode claims. Upon exercising the lease the Company issued 30,000 shares of restricted common stock to Prichard Creek Resource Partners. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A Net Smelter Royalty (NSR) of 3% is payable to the Lessors. An additional NSR is based on the same sliding scale presented in the table above is also payable to Prichard Creek Resource Partners. Finally, if commercial production is commenced from these claims a one-time payment of 30,000 shares of the Company’s common stock is payable to Prichard Creek Resource Partners.

The Company also holds a total of 195 acres at the Golden Chest property through unpatented claims wholly owned by the Company. The portion of these claims within Sections 4 and 5 of Township 49N, Range 5E, BM are subject to a 1% Net Profits Royalty payable to MTLI and JWBI.

History

The Golden Chest was the largest lode producer in the Murray district, producing 65,000 ounces of gold from narrow high grade veins primarily in the late 1800’s. Newmont Exploration Limited (NEL) spent over $500,000 on an exploration program at the Golden Chest in the late 1980s, which consisted of soil and rock sampling; surface and underground mapping; and 11,133 feet of drilling. Newmont’s work identified a potential open pit with an inferred geologic resource, not reserves, of 230,000 ounces of gold. Newmont dropped the property in 1990, apparently because it did not meet their criterion of a 1 million ounce open-pit resource. New Jersey Mining Company signed an exploration agreement with an option to lease the property in June 2003.

Present Condition and Work Completed on the Property

During 2004, the Company completed an exploration ramp 152 meters long that intercepted the Katie-Dora vein. Then the vein was drifted on for 40 meters to the northeast before intercepting an old stope. Chip sampling of the vein was completed for each round or about every 2.5 to 3.0 meters. No drifting was completed in a southerly direction on the Katie-Dora vein. Material from drifting on the vein was stockpiled at the Golden Chest and subsequently processed at the New Jersey mill in Kellogg. Bulk flotation of sulfides was used to produce a gold-bearing pyrite concentrate. Approximately 1,280 wet tonnes were processed at the mill. Processing was completed for this development material on March 9, 2005, and the sale of the concentrate is pending.

Also during the past year, a deep core drilling program comprised of 4 holes and 1,142 meters was completed at the Golden Chest. The deepest hole, DDH04-06 intercepted 17.5 meters that assayed 4.83 gpt gold including a higher grade section of 5.8 meters that assayed 10.13 gpt gold. This intercept is thought to be significant because it may indicate increasing gold grade for the Idaho vein at depth.

A pre-feasibility level open pit mine design has been completed for the resource drilled by NEL at the Golden Chest mine. The preliminary pit design using a $500/oz gold price showed that about 1 million tonnes of material grading 1.385 grams per tonne gold could be mined from the resource. Planning estimates show that this pit would not support infrastructure development, thus the pit would only be viable in conjunction with a larger scale underground mine. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

In preparation for a small underground mining operation on the Katie-Dora vein, the Company built a shop/dry facility at the portal, improved 600 meters of haul-road and installed single phase power to the portal. A phase converter has also been installed at the portal. Electrical power is supplied by Avista Utilities.

Development & Exploration Plans

The Company plans to begin a 50 tonne per day mining operation on the Katie-Dora vein exposed by the ramp. Ore will be shipped to the New Jersey mill in Kellogg for processing. A core drilling program is also planned for the Golden Chest to drill offset holes from DDH04-6 in order to determine the extents of the gold mineralization. The core drilling program will be dependent on the Company’s ability to raise sufficient funds.

Geology and Reserves

Company geologists have completed the description of the geology of the Golden Chest mine. Reserve calculations were completed by the Company’s geologist and engineer. Verification of the area’s geology can be found from third party published reports by Philip J. Shenon (Idaho Bureau of Mines Pamphlet No. 47) and unpublished reports by Newmont Mining Corporation.

Geology

Gold mineralization occurs in veins associated with a thrust fault that has exploited the top of a quartzite unit on the east limb of a north-trending synclinal fold. The mineralization occurs in two types of quartz veins which are generally conformable to bedding of the Prichard formation of Proterozoic age. Thin banded veins, occurring in argillite, contain visible gold, pyrite, arsenopyrite, galena, and sphalerite. Thicker, massive veins occur in quartzite and contain pyrite, sphalerite, galena, chalcopyrite, scheelite and rare visible gold. Gold mineralization is of Mesozoic age and related to granitic intrusive rocks.

Reserves

Ore grades and dimensions of the reserve are based on chip sampling of the Katie-Dora vein underground and surface core drilling. Reserves were calculated by the Company’s geologist and engineer using a cutoff grade of 5 grams per tonne gold, a minimum mining width of 2 meters, and the standard practices of the Coeur d’Alene Mining District.

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	8,170	13.0	3,415

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

CAMP PROJECT

Location

The CAMP project is an underground exploration project without known ore reserves. It is located south of the City of Osburn, Idaho, in the approximate center of the silver belt of the Coeur d'Alene Mining District. The CAMP is accessed by the Mineral Point mine road otherwise known as the McFarren Gulch road. The CAMP project covers approximately 380 acres. The Company controls 17.75% of the land in the CAMP. Merger Mines and Coeur d'Alene Mines Corp. (CDE:NYSE) control the remainder. Coeur d'Alene Mines Corp. is the operator of the property. The CAMP area extends from the surface to 900 feet below sea level. Electrical power is available at the site.

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

History

Originally the CAMP project was leased to ASARCO during the period from 1969 through 1972. ASARCO developed an exploration drift on the 1400 level of the Coeur d'Alene mine (aka Mineral Point mine), before terminating the drift 1000 feet short of its planned length. The drift extended 1,000 feet into the CAMP project area before terminating. A series of diamond drill holes were planned along the 1400 level drift, but ASARCO terminated the lease agreement before any drilling could take place.

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

The property has not received any more exploration activity since 1982 and, to the best of our knowledge, Coeur d’Alene Mines has no plans for exploration.

LOST EAGLE PROSPECT

Summary

The Lost Eagle is an exploration project without known ore reserves. It is located in the West Fork of Eagle Creek near Murray, Idaho. The outcrop of the Lost Eagle vein is located on the hillside above a USFS road. Access to the outcrop is by foot only. Electrical power is not available at the site. The Company's five lode claims cover 103 acres and are on public land administered by the U.S. Forest Service. The project is a gold and silver exploration project. The Lost Eagle vein is a quartz vein carrying sulfides that outcrops in the Revett formation. The sulfide minerals found in the vein are galena, pyrite, hessite and petzite. Hessite is a silver telluride mineral and petzite is a gold-silver telluride mineral. The presence of tellurides is thought to be significant as tellurides are usually associated with high-grade gold deposits near alkaline-igneous bodies. However, no known igneous bodies are mapped in the area. Historical workings included two short adits, about 5 meters long, located along the strike of a quartz vein system. An upper adit established by the old-timers exposes the vein where it is mineralized. Work completed by the Company includes re-opening of the adit, channel sampling the vein, geochemical soil sampling, and a geophysical survey.

In 2003, the Company completed two diamond drillholes each about 185 meters in length. Both holes intercepted abundant alteration including carbonate enrichment, potassic alteration, and a halo of specular hematite and pyrite with occasional galena. Gold and silver values were only weakly anomalous. Anomalous levels of molybdenum were also discovered by the 2003 drilling. No exploration work was completed on the property in 2004. Exploration plans call for additional diamond drilling but the holes will be collared closer to the outcrop by using a helicopter to place the drill.

WISCONSIN-TEDDY PROSPECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work was completed in 2004 and there are no plans for additional exploration work in 2005.

SILVER BUTTON PROSPECT

The Silver Button is an exploration project without known ore reserves and covers an area of 20 acres and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 60 miles north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Grab samples from a vein-like structure found as float in a talus slide had an average assay of 516 grams per tonne silver. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A Plan of Operations for a helicopter-mobilized core-drilling program has been submitted to the US Forest Service (USFS). Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the timely receipt of a permit from the USFS.

ROUGHWATER PROSPECT

Roughwater is an exploration project without known ore reserves. The Roughwater prospect is comprised of nine unpatented claims in the Clark Fork mining district about 60 miles north of Kellogg. The property is located near Bear Creek in the Lightning Creek drainage and a series of closed logging roads access the property. No electrical power is available at the site. To date, the work completed on the property includes sampling of surface outcrops and preliminary metallurgical testwork. The property is a copper-gold showing with minor platinum group metal content. The host rock is a quartz diorite sill which has intruded the Prichard formation. No work was completed on the property in 2004 and no work is planned for 2005.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.

[The balance of this page has been intentionally left blank.]

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

Year Ending December 31, 2004	High Bid	Low Bid
First Quarter	$0.75	$0.57
Second Quarter	$0.75	$0.51
Third Quarter	$0.73	$0.65
Fourth Quarter	$0.75	$0.49
Year Ending December 31, 2003	High Bid	Low Bid
First Quarter	$0.65	$0.29
Second Quarter	$0.48	$0.27
Third Quarter	$0.56	$0.27
Fourth Quarter	$0.90	$0.44

Shareholders

As of March 10, 2005 there were approximately 957 shareholders of record of the Company's Common Stock. As of March 10, 2005 the Company had issued and outstanding 21,679,070 shares of Common Stock, and the Company had 1,514,775 warrants outstanding for a fully diluted total of 23,193,845.

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

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, P.O. Box 2196, Coeur d'Alene, Idaho 83816-2196.

Recent Sales of Unregistered Securities

On February 28, 2005 the Company completed a non-brokered (i.e. no commissions were paid to an underwriter) of 259,900 units for a price of $0.55 per unit. Each unit consists of one share of common stock plus one-half of a warrant. Each full warrant is exercisable into one share of common stock at a price of $0.85. The warrant expires on April 1, 2006. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

For the year ending December 31 2004, the Company issued 228,860 shares of restricted common stock for management and director’s fees, equipment, services, and an exploration lease payment. A value of $145,299 ($0.63 per share) was assigned to these fees, equipment and services. See the statement of shareholder’s equity for a detailed list. These issuances were made in reliance on exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

[The balance of this page has been intentionally left blank.]

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Plan of Operation:

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three mines which are ready to commence production, the Golden Chest and the New Jersey, which have produced some ore, and the Silver Strand which is still in the environmental permitting phase. Exploration programs at all three mines are being conducted as well as in other out-lying areas.

An exploration ramp at the Golden Chest mine was completed in 2004 and enough proven and probable reserves, grading 13 grams/tonne gold, were developed to justify a 500 tonne/month operation. Infrastructure is being completed at the mine preparatory to driving a raise and I-drifts. It is planned to mine and process about 2,500 tonnes during 2005 producing about 1,000 ounces of gold.

The Coleman open pit at the New Jersey mine is developed and scheduled to produce about 3,500 tonnes in 2005 containing about 350 ounces of gold.

Operating permits for a seasonal mining operation at the Silver Strand mine have still not been received from the U.S. Forest Service, although a favorable decision seems imminent. The permitting process has now been ongoing for over 22 months, which is longer than had been expected. All pre-production work must await receipt of the operating permits. Planned pre-production work for 2004 was cancelled because of the permitting delay, and permits may not be received in time to commence pre-production work in the spring of 2005.

The Company has upgraded its mineral processing plant, the New Jersey mill, to add the flotation process which was needed to produce marketable concentrates for smelters. The new processing circuit has been commissioned with ores from the New Jersey and Golden Chest mines. An amount of marketable sulfide concentrate has been produced and the first shipment of approximately 23 tonnes was shipped in March 2005. Included in the upgrade were eight new flotation cells, pumps, a filter press, a concentrate bin, and various fabricated structures

Exploration drilling is planned in 2005 contingent on availability of funding. The highest priority drilling is at the Golden Chest where a deep intercept on the Idaho vein was drilled in 2004. The Company’s geologists think the potential of the Idaho vein is high for development of resources suitable for larger scale underground mining.

A pre-feasibility level open pit mine design has been completed for the resource drilled by Newmont Exploration Limited (NEL) at the Golden Chest mine. The preliminary pit design using a $500/oz gold price showed that about 1 million tonnes of material grading 1.385 grams per tonne gold could be mined from the resource. Planning estimates show that this pit would not support infrastructure development, thus the pit would only be viable in conjunction with a larger scale underground mine. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

A surface geophysical/geochemical program at the Silver Strand mine was completed in the fourth quarter of 2004 to test for extension of the mineralized zone both eastward and westward on strike. The program was successful in locating several anomalies, and a follow-up program to include drilling is being designed. Reconnaissance geochemical sampling was also completed in an area surrounding the Silver Strand mine, and at least two gold anomalies were discovered. Follow-up reconnaissance work will be conducted in 2005.

The Company has sufficient funding to commence production both at the Golden Chest mine and the New Jersey mine, but additional funding will be necessary for exploration projects in 2005. Plans are being made to secure additional funding needed.

Production is planned to commence in March 2005 and continue throughout the 2005 year. Cash flow generated by production will be used for exploration and management purposes so net income is not anticipated in 2005.

The Company currently has five employees and uses consultants or contractors for project tasks. Up to 4 additional employees may be hired in 2005.

[The balance of this page has been intentionally left blank.]

ITEM 7.

FINANCIAL STATEMENTS

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheet of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and for the period from inception on July 18, 1996 to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from inception on July 18, 1996 to December 31, 2002, which totals reflect a deficit of $161,247 accumulated during the development stage. Those totals were audited by another auditor whose report dated March 24, 2003, except for Note 2 as which date was March 5, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, and for the period from inception on July 18, 1996 to December 31, 2004 (other than cumulative totals for the period from inception on July 18, 1996 to December 31, 2002, on which we express no opinion), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for exploration costs in 2003.

DeCoria, Maichel & Teague P.S.
/s/ Decoria, Maichel & Teague P.S.

Spokane, Washington
February 23, 2005

NEW JERSEY MINING COMPANY
(A Development Stage Company)
TABLE OF CONTENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2004 and 2003

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$151,764	$346,268
Other current assets	2,346	-
Total current assets	154,110	346,268

Building and equipment	657,886	271,676
Mineral properties and deferred development costs	787,274	787,274
Other assets	-	2,346

Total assets	$1,599,270	$1,407,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,111	$11,610
Accrued payroll and payroll-related expenses	5,715	-
Accounts payable to related party	-	2,000
Obligation under capital lease, current	12,687	-
Total current liabilities	26,513	13,610

Obligation under capital lease, noncurrent	57,388	-
Accrued reclamation costs	12,500	12,500
Payable to officers, in common stock	-	11,519

Total liabilities	96,401	37,629

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock; no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock; no par value, 50,000,000
shares authorized; 2004-21,520,800 and 2003-
18,669,890 shares issued and outstanding	2,965,945	1,910,456
Deficit accumulated during the development stage	(1,463,076)	(540,521)
Total stockholders’ equity	1,502,869	1,369,935

Total liabilities and stockholders’ equity	$1,599,270	$1,407,564

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		Through
	2004	2003	December 31, 2004

Operating expenses:
Expenses paid or to be paid with common stock:
Management fees	$41,754	$148,645	$190,399
Directors fees	49,000	7,200	58,450
Services	14,550	7,262	34,440
Exploration	12,000	8,000	20,000
Exploration expense	505,006	102,841	618,390
General and administrative expenses	302,908	74,138	482,264
Total operating expenses	925,218	348,086	1,403,943

Other (income) expense:
Royalty and other income	(2,663)	(2,762)	(61,817)
Write-off of goodwill	-	30,950	30,950
Write-off of investment	-	3,000	90,000
Total other (income) expense	(2,663)	31,188	59,133

Net loss	$922,555	$379,274	$1,463,076

Net loss per common share-basic	$0.05	$0.02	$0.11

Weighted average common
shares outstanding-basic	20,206,685	7,196,258	13,690,917

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Inception (July 18, 1996) Through December 31, 2004

			Deficit
			Accumulated		Total
	Common Stock		During the	Treasury	Stockholders'
	Shares	Amount	Development Stage	Stock	Equity
Issuance of common stock for:
Assets and liabilities of New Jersey Joint Venture	10,000,000	$207,968			$207,968
Acquisition of Plainview Mining Company	1,487,748	148,000			148,000
Cash from sales	228,816	110,115			110,115
Services	14,000	-			-
Net loss			$(44,174)		(44,174)
Balance, December 31, 1997	11,730,564	466,083	(44,174)		421,909
Issuance of common stock for:
Acquisition of Plainview Mining Company	1,512,252	152,000			152,000
Cash from sales	117,218	29,753			29,753
Services	18,000	-			-
Treasury stock acquired with Plainview acquisition				$(136,300)	(136,300)
Net loss			(30,705)		(30,705)
Balance, December 31, 1998	13,378,034	647,836	(74,879)	(136,300)	436,657
Issuance of common stock for services	79,300	-
Net loss			(23,738)		(23,738)
Balance, December 31, 1999	13,457,334	647,836	(98,617)	(136,300)	412,919
Issuance of common stock for:
Silver Strand property	50,000	68,750			68,750
Services	62,100	4,313			4,313
Net loss			(20,492)		(20,492)
Balance at December 31, 2000	13,569,434	720,899	(119,109)	(136,300)	465,490
Issuance of common stock for:
Grenfel lease	1,000,000	100,000			100,000
Lost Eagle property	50,000	5,000			5,000
Roughwater property	255,000	25,500			25,500
Services	68,400	6,840			6,840
Net loss			$(6,448)		(6,448)
Balance, December 31, 2001	14,942,834	858,239	(125,557)	(136,300)	596,382

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
From Inception (July 18, 1996) Through December 31, 2004

			Deficit
			Accumulated		Total
	Common Stock		During the	Treasury	Stockholders'
	Shares	Amount	Development Stage	Stock	Equity
Issuance of common stock for:
Cash from sales	1,700,000	255,000			255,000
Services	9,835	1,475			1,475
Directors fees	15,000	2,250			2,250
Acquisition of Gold Run Gulch Mining Company	1,916,250	273,954			273,954
Net loss, as previously reported			(51,307)		(51,307)
Balance, December 31, 2002, as previously reported	18,583,919	1,390,918	(176,864)	(136,300)	1,077,754
Change in accounting for exploration costs			(9,883)		(9,883)
Correction of error in accounting for stock issuance costs		(25,500)	25,500
Balance, December 31, 2002, restated	18,583,919	1,365,418	(161,247)	(136,300)	1,067,871
Issuance of common stock for:
Cash from exercise of stock purchase warrants	810,000	200,750			200,750
Cash from sales, net of issuance costs	795,000	318,000			318,000
Management fees	363,200	137,126			137,126
Directors fees	18,000	7,200			7,200
Equipment	5,000	3,000			3,000
Services	21,915	7,262			7,262
Exploration lease	20,000	8,000			8,000
Treasury stock cancelled	(1,947,144)	(136,300)		136,300
Net loss			(379,274)		(379,274)
Balance, December 31, 2003	18,669,890	1,910,456	(540,521)	0	1,369,935
Issuance of common stock for:
Cash from exercise of stock purchase warrants	1,437,500	398,750			398,750
Cash from sales	1,184,550	511,440			511,440
Management and directors’ fees	153,460	102,273			102,273
Equipment	28,650	16,476			16,476
Services	26,750	14,550			14,550
Exploration lease	20,000	12,000			12,000
Net loss			(922,555)		(922,555)
Balance, December 31, 2004	21,520,800	$2,965,945	$(1,463,076)	$-	$1,502,869

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		Through
	2004	2003	December 31, 2004
Cash flows from operating activities:
Net loss	$(922,555)	$(379,274)	$(1,463,076)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill	-	30,950	30,950
Write-off of investment	-	3,000	90,000
Stock issued or to be issued for:
Management fees	41,754	148,645	190,399
Directors fees	49,000	7,200	58,450
Services	14,550	7,262	34,441
Exploration	12,000	8,000	20,000
Change in:
Other assets		(44)	(624)
Accounts payable	(3,499)	3,683	5,141
Accrued payroll and related payroll expense	5,715		5,715
Accounts payable to related party	(2,000)	2,000
Accrued reclamation costs	-	12,500	12,500
Net cash used by operating activities	(805,035)	(156,078)	(1,016,104)

Cash flows from investing activities:
Purchases of buildings and equipment	(294,734)	(16,839)	(368,868)
Purchases of mineral properties	-		(5,904)
Deferral of development costs	-	(40,001)	(225,535)
Net cash used by investing activities	(294,734)	(56,840)	(600,307)

Cash flows from financing activities:
Exercise of stock purchase warrants	398,750	200,750	599,500
Sales of common stock, net of issuance costs	511,440	318,000	1,198,807
Principal payments on capital lease	(4,935)		(48,401)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	905,265	518,750	1,729,906

Cash of acquired companies	-	-	38,269

Net change in cash	(194,504)	305,832	151,764
Cash, beginning of period	346,268	40,436	0
Cash, end of period	$151,764	$346,268	$151,764

Interest paid in cash	$3,042		$3,042

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$16,476	$3,000	$19,476
Mineral properties			$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired	$75,000		$93,275

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

Assets acquired:
Cash	$16,565
Building and equipment	176,267
Other assets	63,306
256,138
Liabilities assumed:
Accounts payable	2,969
Note payable to bank	20,000
Capitalized lease obligation	25,201
48,170
Net assets acquired as of December 31, 1996	$207,968

2.	Summary of Accounting Policies

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets if there is uncertainty regarding their realization.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, and accounts payable approximated their fair values as of December 31, 2004 and 2003.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At December 31, 2004 and 2003, there were 1,528,975 and 1,747,500, respectively, shares available for issuance upon exercise of warrants. The effect of potential issuances of shares under these warrants would be anti-dilutive, and therefore basic and diluted losses per share are the same.

Cash Equivalents

The Company considers cash in banks and other deposits with a maturity of three months or less, that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued:

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued:

Mine Exploration and Development Costs

During the fourth quarter of 2003, the Company changed its accounting policy, retroactive to January 1, 2002, with respect to its accounting for exploration costs. The Company now records exploration costs as operating expenses in the period that they occur, and only capitalizes exploration costs on areas of interest that have proven reserves and are in development or production. The Company's previous policy was to capitalize all such expenditures as deferred development costs of the properties being explored. The change was made in order for the Company’s accounting practices to be consistent with prevailing mining industry accounting trends and securities regulations.

Mine development costs are capitalized after proven and probable reserves have been identified and classified as deferred development costs until production ensues. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Property Evaluations

Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, sales prices, operating capital and costs, and reclamations costs that will be in effect when the properties are in production. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued:

Reclamation and Remediation

The Company’s mineral properties have been and are subject to standards for mine reclamation that have been established by various governmental agencies. On January 1, 2003, the Company adopted SFAS No. 143 “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires the Company to record a liability for the present value of estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. If there is a current impairment of an asset’s carrying value and a decision is made to permanently close the property, changes to the liability will be recognized currently and charged to provision for closed operations and environmental matters. The adoption of these provisions had minimal effect on the Company’s financial statements.

Prior to adoption of SFAS 143, we accrued costs associated with environmental remediation obligations when it was probable that such costs would be incurred and they were reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation were not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs were based on management’s estimate of amounts expected to be incurred when the remediation work is performed within current laws and regulations. Recoveries of environmental remediation costs from other parties were recorded as assets when their receipt is deemed probable.

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that its liabilities have potentially changed.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued

Common Stock Issued Other than for Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

Reclassifications

Certain comparative balances for 2003 have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on net loss or accumulated deficit as previously reported.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others (“FIN 45”). The adoption of FIN 45 in 2003 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revision to this interpretation (FIN 46(r)). FIN 46(r) clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted FIN 46 in 2003 for those provisions then in effect, which did not have a material effect on our consolidated financial statements. The Company adopted FIN 46(r) in 2004, which did not have a material effect on the financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, continued

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company is currently evaluating the effect this new pronouncement will have on the financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, continued

In April 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 04-2, which amends Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” to the extent all mineral rights are to be considered tangible assets for accounting purposes. There has been diversity in practice related to the application of SFAS No. 141 to certain mineral rights held by mining entities that are not within the scope of SFAS No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies.” The SEC staff’s position previously was entities outside the scope of SFAS No. 19 should account for mineral rights as intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” The application of this EITF is not expected to have a material effect on the Company’s financial statements.

3.	Acquisitions and Mergers

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3.	Acquisitions and Mergers

The purchase price was allocated as follows:

Cash	$12,750
Mineral property-CAMP	30,000
Investment in ConSil Corporation	90,000
Investment in New Jersey Mining Company
(1,947,144 shares at $0.07 per share)	136,300
Goodwill	30,950
Total purchase price	$300,000

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

Cash	$8,954
Mineral Property–Coleman	265,000
Total purchase price	$273,954

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4.	Building and Equipment

Building and equipment at December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Mill building	$51,223	$35,910
Milling equipment	547,718	222,011
Mine building and equipment	58,945	13,755
Total	$657,886	$271,676

No depreciation has been taken on the building and equipment as they have not yet been placed in service.

At December 31, 2004, included in milling equipment is $75,000 which represents an asset under capital lease. No amortization has been recorded as it relates to this asset because it had not yet been placed in service as of December 31, 2004. Future minimum lease payments for the related obligation under capital lease are $19,120 annually through 2008 and $9,560 in 2009.

5.	Mineral Properties and Deferred Development Costs

Mineral properties and deferred development costs are as follows:

	December 31, 2004 and 2003
		Deferred
	Properties	Costs	Total
New Jersey Mine
Grenfel	$100,000	$7,324	$107,324
Coleman	265,000	221,446	486,446
Silver Strand	74,704	58,300	133,004
CAMP	30,000		30,000
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Total	$500,204	$287,070	$787,274

Since the Company's mineral properties are not yet in production, no amortization or depreciation has been recognized.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties and Deferred Development Costs, Continued:

Grenfel The Company's Grenfel property is a leasehold interest covering the mineral rights of 68 acres located at the New Jersey Mine. The lease was acquired from Mine Systems Design ("MSD") in 2001 in exchange for 1,000,000 shares of the Company’s common stock (see Note 1). The 1,000,000 shares issued were valued at $0.10 per share, which approximated the market price for the restricted common stock on the date of the lease. MSD is also a major shareholder of the Company and is owned by Fred Brackebusch and Grant Brackebusch, officers and directors of the Company. The lease has a fifteen year term, and includes a 3% Net Smelter Return ("NSR") royalty that will be paid to MSD on any production achieved from the property. Deferred development costs at December 31, 2004 and 2003 consist primarily of drilling and tunnel development expenditures.

Coleman The Coleman property is located at the New Jersey Mine and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002 with the acquisition of Gold Run Gulch Mining Company (see Note 4). Deferred development costs at December 31, 2004 and 2003 consist primarily of drilling and tunnel development expenditures.

Silver Strand The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (“Trend”) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5%. In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. The Company valued the property at $74,704 which represented the estimated market value of the property at the date of acquisition. Deferred development costs at December 31, 2004 and 2003 consist primarily of drilling and permitting expenditures.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties and Deferred Development Costs, Continued:

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

Zanetti Mining Lease The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the Consumer Price Index. At December 31, 2004, the gold price that would cause additional production royalties to be payable was $632 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessors may terminate the lease upon the Company's failure to perform under the terms of the lease; the Company has the right to terminate the lease at any time.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties and Deferred Development Costs, Continued:

Golden Chest Exploration Leases

On September 5, 2003, the Company entered into an exploration agreement and lease option with Paymaster Resources, Inc. (“Paymaster”) to explore the Golden Chest property. The exploration agreement with option to lease was subsequently assigned to Metaline Contact Mines (“Metaline”) in February 2004. The term of the exploration agreement was 2½ years, commencing June 13, 2003. Pursuant to the terms of the agreement, the Company conducted an economic study of the Golden Chest open pit resource. As consideration for the agreement, the Company issued Paymaster or Metaline 10,000 shares of its common stock during every six- month period of the exploration agreement. Under this exploration agreement, 20,000 shares were issued in both 2004 and 2003. During 2004 and 2003, the Company recorded $12,000 and $8,000, respectively of exploration expense in connection with these issuances based upon its estimate of the fair value of the shares of common stock issued.

On November 7, 2003, the Company signed an exploration agreement and lease option with Prichard Creek Resource Partners LLC (“Prichard”) to explore Prichard’s property, which is adjacent to the Golden Chest. The term of the exploration agreement is 2½ years commencing June 13, 2003.

Subsequent to year end, on January 3, 2005, the Company exercised the Option to Lease the Golden Chest mine in accordance with the exploration agreements with Metaline and Prichard, thus terminating the exploration agreements. The terms of both lease agreements are 15 years. The Company issued 130,000 shares of restricted common stock upon the signing of these leases. Each lease requires the Company to pay either Metaline or Prichard, depending on which claims the production came from, a royalty of 3% of net smelter returns. Both leases also have an additional net smelter royalty of up to another 3% tied to a sliding scale gold price indexed to the June 2003 Consumer Price Index (CPI). Using the December 2004 CPI, the gold trigger prices for additional net smelter royalties were as follows: less than $415 = no additional royalty, $415 to $467 = 1.0%, $467 to $519 = 1.5%, $519 to $570 = 2.0%, and greater than $570 = 3.0%. Thus, the maximum net smelter royalty that can be paid is 6%.

In addition to the royalty, the Company is obligated to pay 50,000 shares of its common stock to Metaline after each successive increment of 10,000 troy ounces of gold sold from the property and a one-time payment of 30,000 shares to Prichard upon commencement of commercial production.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6.	Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2004 or 2003, as it had no taxable income. At December 31, 2004 and 2003, the Company had net operating loss carry forwards available for income tax purposes of approximately $1,500,000 and $525,000, respectively, which will expire through 2024, and associated deferred tax assets of approximately $615,000 and $218,500, respectively. The deferred tax assets have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

7.	Common Stock

At December 31, 2002 and during all prior periods, the Company had one class of no par value common stock with 20,000,000 shares authorized. Effective September 25, 2003, the Company amended its articles of incorporation to increase the number of authorized shares to 50,000,000. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2004 and 2003.

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

In November 2003, the Company began offering for sale units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, and only to certain investors pursuant to Rule 506. The offering was for the sale of 2,000,000 units at $0.40 per unit. Each unit consisted of one share of the Company's restricted common stock and a one-half stock purchase warrant whereby each one whole warrant may purchase one share of the Company's restricted common stock at $0.70 per share until April 1, 2005. Through December 31, 2004, 795,000 units had been sold generating net proceeds of $318,000. On February 19, 2004, the Company completed this placement, resulting in the sale of an additional 932,500 units that generated additional proceeds of approximately $372,000.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7.	Common Stock, continued

Exercise of Warrants

During 2004 and 2003, common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's 2002 private placement offering. During 2004 and 2003, the Company issued 1,437,500 and 810,000 shares, respectively, of its restricted common stock at prices ranging from $0.25 to $.70 per share, generating net proceeds of $398,750 and $200,750, respectively, pursuant to the exercise of these warrants.

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants are as follows:

	Number of	Exercise
	Warrants	Prices

Balance, December 31, 2002	1,700,000	0.25
Issued in connection with warrants exercised(1)	460,000	0.25
Issued in connection with private placement	397,500	0.70
Exercised	(810,000)	0.25
Balance, December 31, 2003	1,747,500	0.25-0.70
Issued in connection with warrants exercised(1)	547,500	0.70
Issued in connection with private placement	731,475	0.60-0.85
Exercised	(1,437,500)	0.25-0.70
Cancelled	(83,750)	0.60-0.70
Balance, December 31, 2004	1,505,225 (2)	0.60-0.85

(1)
During 2004 and 2003 the Company issued 547,500 and 460,000 stock purchase warrants, respectively, to investors as an inducement to exercise warrants previously granted. The Company recorded no value for the warrants issued as their fair value was not determinable at the date of issue.

(2)	These warrants expire as follows:

Shares	Price	Expiration Date
781,875	$0.70	October 1, 2005
50,000	0.60	November 2, 2005
125,850	0.85	April 1, 2006
547,500	0.70	September 1, 2006
1,505,225

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7.	Common Stock, continued

Common Stock Issued for Equipment

During 2004 and 2003, the Company issued 28,650 and 5,000 shares of its restricted common stock to vendors for equipment purchased. The Company recorded $16,476 and $3,000, respectively, based upon the value of the equipment purchased and shares issued.

Common Stock Issued for Services

During 2004 and 2003, the Company issued 26,750 and 21,915 shares of its restricted common stock for services rendered the Company. The Company recorded $14,550 and $7,262, respectively, based upon the value of the services rendered and the shares issued.

Cancellation of Treasury Stock

Effective December 31, 2003, the Company's board of directors resolved to cancel 1,947,144 shares of treasury stock the Company had acquired during its merger with Plainview Mining Company (see Note 4). As a result, the treasury shares were added to the Company's authorized common stock for issue at December 31, 2003.

8.	Related Party Transactions

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

In addition to the related party transactions described in notes 1, 4 and 6, the Company had the following transactions with related parties:

•
During the year ended December 31, 2004 and 2003, the Company issued 75,700 and 179,133 shares, respectively, of its restricted common stock valued at $48,617 and $67,501, respectively, to Fred Brackebusch, and 7,760 and 184,067 shares, respectively, of its restricted common stock valued at $4,656 and $69,625, respectively, to Grant Brackebusch for management services. Of the shares issued in 2004, 19,191 shares valued at $11,519 were earned during the year ended 2003 and were accrued at December 31, 2003.

•	During 2004, the Company issued 10,000 shares of its restricted common stock to Tina Brackebusch for services with a value of $7,000.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

8.	Related Party Transactions, continued:

•
During the years ended December 31, 2004 and 2003, the Company issued 70,000 and 18,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $49,000 and $7,200, respectively, based upon the estimated value of the shares issued and services rendered.

•
At December 31, 2003, the Company accrued non current liabilities due to Fred and Grant Brackebusch of $6,863 and $4,656, respectively, for management services rendered, which were paid in shares of the Company's stock during 2004.

•
During the year ended December 31, 2004, the Company paid MSD $2,000 for equipment and $4,000 for rental of office equipment. The Company also issued MSD 9,200 shares of its restricted common stock valued at $5,520 for a vehicle.

•	During the year ended December 31, 2003, the Company paid MSD $20,000 for engineering services. At December 31, 2003, the Company had an account payable due MSD of $2,000.

9.	Environmental Matters

At December 31, 2004 and 2003, the Company has accrued $12,500 relating to a reclamation liability at the New Jersey Mine site based on management's estimate of the disturbed area existing at the property and the related costs to reclaim the area. It is likely that in the near-term the Company will become responsible for additional reclamation liabilities as it continues in the development of its properties and eventually begins commercial production.

The Company owns or leases several mineral properties located in the Coeur d’Alene River Basin. In recent years, certain other companies involved in mining activities on property interests upland of the Coeur d' Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and have entered into consent decrees with the Environmental Protection Agency and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental claims or assessments as the amounts, if any, are not estimable. It is possible, however, that the Company’s obligation could change in the near or longer term, and the resultant liability or claim for damages could have a material adverse effect on the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On December 10, 2003, the Company filed an 8-K report concerning a Change in Certifying Accountant. An amended 8-K/A concerning the same topic was filed on February 2, 2004. The text of the amended 8-K/A follows:

Effective December 10, 2003, the Board of Directors of New Jersey Mining Company recommended and directed:

(a) The dismissal of Nathan Wendt, CPA ("Wendt") as the Company's independent accountant and the engagement of DeCoria, Maichel & Teague P.S. ("DM&T") as the Company's independent accountants to audit the Company's financial statements for the year ending December 31, 2003.

The report of Wendt on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. Wendt did modify its report as to the uncertainty of the Company's ability to continue as a going concern.

In connection with the audits of the Company's financial statements for each of the two years ended December 31, 2002 and 2001, and in the subsequent interim periods, there were no disagreements between the Company and Wendt on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to the satisfaction of Wendt, would have caused Wendt to make reference to the subject matter of the disagreement(s) in its report. During the two years ended December 31, 2002 and 2001, and through December 10, 2003, there have been no reportable events (as defined in Securities and Exchange Commission Regulation SK Item 304(a)(1)(iv)).

(b) The Company provided a copy of the disclosure contained in this Current Report on Form 8-K to Wendt and requested it to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the disclosures made therein.

ITEM 8A.

CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and principal accounting officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the president and principal accounting officer concluded that disclosure controls and procedures were effective as of December 31, 2004, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s our internal control over financial reporting.

[The balance of this page has been intentionally left blank.]

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	60	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	35	Vice President & Director	7/18/1996
Charles F. Asher P.O. Box Pinehurst, ID 83850	81	Director	1/1/1997
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	62	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	58	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	60	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	35	Secretary	1/1/1997
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

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. in open pit mine planning and pit supervision for 3 years. Since that time he has worked with Mine Systems Design performing various engineering and geotechnical tasks. He supervises the daily operations of New Jersey Mining Co. which include mine operations, mill operations, management of contractors, construction, engineering, and is also responsible for the Company’s SEC reporting, environmental monitoring and permitting.

Charles Asher is a Director of the Company. He is also a Director of Mascot Silver-Lead Mines Inc. He was formerly President of Plainview Mining Co., Silver Trend Mining Co., and Mascot Silver-Lead Mines, Inc. Mr. Asher has extensive experience as an underground mine operator in the Coeur d'Alene Mining District.

Ivan R. Linscott, PhD is a physicist at Stanford University. He is a Senior Research Associate for radioscience spacecraft instrument development and is Co-Investigator and Science Team Member for the New Horizons Mission to encounter the planet Pluto. Dr. Linscott has a strong interest in doing research on exploration techniques in the Coeur d’Alene Mining District.

William C. Rust is a metallurgical engineer with extensive experience in the Silver Valley. He worked for Asarco as Chief Metallurgist. Later he worked for CoCa mines at Grouse Creek in Central Idaho and for McCulley, Frick and Gilman, an environmental consulting firm. His last assignment was with Getchell Gold Inc. in Nevada where he was Mill Manager and Senior Metallurgist for a 3,200 ton/day gold plant. Mr. Rust is a member of the Audit Committee.

M. Kathleen Sims is a Director of the Company. She is a successful businesswoman who is majority owner of a car dealership. She is a former State Senator in the Idaho Legislature. She is a former member of the State of Idaho Human Rights Commission and is active in the Idaho Republican Party. She has extensive experience in starting a business with all the necessary experience in financing, business plans and management. Ms. Sims is a member of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a -3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except Fred W. Brackebusch (one report, 1 transaction), Grant A. Brackebusch (one report, 1 transaction), William C. Rust (one report, 1 transaction), and Ivan R. Linscott (one report, 1 transaction).

Code Of Ethics

The Company adopted a Code of Ethics at a Board of Directors meeting on December 9, 2003, that applies to the Company's executive officers. It can be found at the Company’s website www.newjerseymining.com

Board Committee

At a Board of Directors meeting on September 21, 2004, the Directors approved an audit committee comprised of William C. Rust and M. Kathleen Sims. Each member of the audit committee is deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. M. Kathleen Sims is the Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act. The Board adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred Brackebusch President	2002	0	0	0	450	0	0	0
	2003	0	0	0	75,564	0	0	0
	2004	36,000	0	0	41,754	0	0	0
Grant Brackebusch Vice President	2002	0	0	0	450	0	0	0
	2003	0	0	0	75,481	0	0	0
	2004	72,000	0	0	7,000	0	0	0
Charles. F. Asher Director	2002	0	0	0	450	0	0	0
	2003	0	0	0	1,200	0	0	0
	2004	0	0	0	7,000	0	0	0
Ivan R. Linscott Director	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	0	0	0	7,000	0	0	0
William C. Rust Director	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	0	0	0	7,000	0	0	0
M. Kathleen Sims Director	2002	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2003	0	0	0	1,200	0	0	0
	2004	0	0	0	7,000	0	0	0
Tina C. Brackebusch Secretary	2002	0	0	0	450	0	0	0
	2003	0	0	0	1,200	0	0	0
	2004	2,070	0	0	7,000	0	0	0

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

Officers and Directors were paid for their services with 3,000 shares of restricted common stock per year for the years 2002 and 2003 and 10,000 shares of restricted common stock in 2004. A value of $0.15 per share was ascribed to the shares in 2002, $0.40 per share in 2003, and $0.70 per share in 2004.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - March 10, 2004.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,899,315 indirect (a) 292,800 direct	37.79%
Common	Grant A. Brackebusch P.O. Box 131 Silverton, ID 83837	916,885 indirect (b) 249,136 direct	5.38%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,380,000 direct 883,000 indirect	10.44%
Common	Charles F. Asher P.O. Box 444 Pinehurst, ID 83850	74,000	0.34%
Common	Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	10,000	0.05%
Common	William C. Rust P.O. Box 648 Wallace, ID 83873	10,000	0.05%
Common	M. Kathleen Sims 2745 Seltice Way Coeur d’Alene, ID 83814	13,000	0.06%
Common	Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	28,000	0.13%
Common	All Directors and Officers as a group (7 individuals)	9,493,136	43.79%

(1)Based upon 21,679,070 outstanding shares of common stock at March 10, 2004.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is a Subchapter S corporation that owns 8,816,200 common shares of the Company. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is a Subchapter S corporation that owns 8,816,200 common shares of the Company. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company issued 70,000 and 18,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $49,000 and $7,200, respectively, based upon the estimated value of the shares issued and services rendered.

During the year ended December 31, 2004 and 2003, the Company issued 75,700 and 179,133 shares, respectively, of its restricted common stock valued at $48,617 and $67,501, respectively, to Fred Brackebusch, and 7,760 and 184,067 shares, respectively, of its restricted common stock valued at $4,656 and $69,625, respectively, to Grant Brackebusch for management services. Of the shares issued in 2004, 19,191 shares valued at $11,519 were earned during the year ended 2003 and were accrued at December 31, 2003.

Additionally during 2004, the Company issued 10,000 shares of its restricted common stock to Tina Brackebusch for services, with a value of $7,000.

At December 31, 2003, the Company accrued noncurrent liabilities due to Fred and Grant Brackebusch of $6,863 and $4,656, respectively, for management services rendered, which were paid in shares of the Company's stock during the first quarter of 2004.

During 2004, the Company issued 9,200 shares of its common stock to MSD for a pickup valued at $5,520. The Company also paid MSD $2,000 for equipment and $4,000 for rent in 2004. During 2003, the Company paid MSD $20,000 for engineering services. At December 31, 2003, the Company had an account payable due MSD of $2,000.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(3)(i)	Articles of Incorporation - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(3)(ii)	Bylaws - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(1)	Lease Agreement with William Zanetti - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(2)	Articles of Merger For Plainview Mining Company Inc. and New Jersey Mining Co. - Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(3)	Lease Agreement with Mine Systems Design, Inc. - Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.
(10)(4)	Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co. Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein.
(10)(5)	Exploration Agreement and Option to Lease between Paymaster Resources, Inc. and New Jersey Mining Company with the approval of J.W. Beasley Interests LLC. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
(10)(6)	Exploration Agreement and Option to Lease between Prichard Creek Resource Partners LLC and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
(14)	Code of Ethics. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
(16)	Letter on Change in Certifying Accountant. Filed as an 8-K report on December 10, 2003 and later filed as an 8-K/A on February 2, 2004, and incorporated by reference herein.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)	Certification of Fred W. Brackebusch
(32)	Section 1350 Certifications
(32)(i)	Certification of Fred W. Brackebusch
(99)(i)	Audit Committee Pre-Approval Policies. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

Reports on Form 8-K

On October 6, 2005, the Company filed a Form 8-K report that referenced a press release announcing the retirement of Director Ronald Eggart and the appointment of two new Directors to the Board of Directors – William C. Rust and Ivan R. Linscott.

On December 17, 2004, the Company filed a Form 8-K report that referenced a press release announcing that the Company’s Board of Directors had approved exercising a mining lease at the Golden Chest mine.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $20,000 and $17,648 respectively.

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

New Jersey Mining Company

Date: March 29, 2005	By: /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 29, 2005	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 29, 2005	By: /s/ CHARLES F. ASHER
Charles F. Asher, Director

Date: March 29, 2005	By: /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 29, 2005	By: /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 29, 2005	By: /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]