Form 10QSB
period 2005-03-31
NEW JERSEY MINING CO
filed 2005-05-16
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒ No ☐

At May 5, 2005, 21,934,500 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2005

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1.     Financial Statements

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$114,378
Accounts receivable	24,814
Total current assets	139,192

Building and equipment	650,631
Mineral properties and deferred development costs	852,274

Total assets	$1,642,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,459
Accrued payroll and payroll-related expenses	5,365
Obligation under capital lease, current	13,009
Total current liabilities	46,833

Accrued reclamation costs	12,500
Obligation under capital lease, noncurrent	54,012

Total liabilities	113,345

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 21,934,500 shares issued and outstanding	3,154,557

Deficit accumulated during the development stage	(1,625,805)

Total stockholders’ equity	1,528,752

Total liabilities and stockholders’ equity	$1,642,097

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three-Month Periods ended March 31, 2005 and 2004 and for the period from inception
(July 18, 1996) through March 31, 2005
(Unaudited)

				From Inception
				(July 18, 1996)
	March 31,		March 31,	Through
	2005		2004	March 31, 2005
Sales of concentrate	$24,814			$24,814
Cost of sales	38,342			38,342
Gross profit (loss)	(13,528)			(13,528)

Costs and expenses:
Expenses paid with common stock:
Management fees	23,313			213,712
Directors fees				58,450
Services	9,800		$1,500	44,240
Exploration	5,500			25,500
Exploration expense	21,760		35,717	640,150
General and administrative expenses	89,261		58,773	571,525
Total operating expenses	149,634		95,990	1,553,577

Other (income) expense:
Royalty and other income	(432)		(818)	(62,250)
Write-off of goodwill				30,950
Write-off of investment				90,000
Total other (income) expense	(432)		(818)	58,700

Net loss	$162,730		$95,172	$1,625,805

Net loss per common share-basic	$0.01	$	Nil	$0.11

Weighted average common
shares outstanding-basic	21,733,238		19,606,478	14,583,136

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three-Month Periods ended March 31, 2005 and 2004 and for the period from inception
(July 18, 1996) through March 31, 2005
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(162,730)	$(95,172)	$(1,625,805)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,898		1,898
Write-off of equipment	11,272		11,272
Write-off of goodwill			30,950
Write-off of investment			90,000
Stock issued for:
Management fees	23,313		213,712
Directors fees			58,450
Services	9,800	1,500	44,240
Exploration	5,500		25,500
Change in
Accounts receivable	(24,814)		(24,814)
Other assets	2,346		1,722
Accounts payable	20,348	66,630	25,489
Accounts payable to related party		(1,000)
Accrued payroll and related payroll expenses	(350)		5,365
Accrued reclamation costs and other liabilities			12,500
Net cash used by operating activities	(124,689)	(28,042)	(1,129,521)

Cash flows from investing activities:
Purchases of building and equipment	5,357	(85,804)	(374,783)
Purchases of mineral property			(5,904)
Deferral of development costs		(13,755)	(225,535)
Net cash used by investing activities	5,357	(99,559)	(606,222)

Cash flows from financing activities:
Exercise of stock purchase warrants			599,500
Sales of common stock, net of issuance costs	85,000	373,500	1,283,807
Principal payments on capital lease	(3,054)		(51,455)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	81,946	373,500	1,811,852
Cash of acquired companies			38,269
Net change in cash	(37,386)	245,899	114,378
Cash, beginning of period	151,764	346,268	0
Cash, end of period	$114,378	$592,167	$114,378
Interest paid in cash	$1,725		$4,767
Non-cash investing and financing activities:
Common stock issued for:
Buildings and equipment			$3,000
Mineral properties and deferred development costs	$65,000		$264,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			93,275

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.     Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base-metal resources in Idaho.

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

Plan of Operation

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three advanced-stage properties with reserves. One of the properties, the Silver Strand, owned by the Company is in the advanced permitting stage with the U.S. Forest Service (USFS) and will be readied for production once operating permits are received. A Decision Notice has been issued by the USFS indicating a Finding of No Significant Impact of the Silver Strand mining operation, but the Decision is still subject to appeal thus delaying any work at the mine. At the Golden Chest mine production commenced in May 2005 from the Katie Dora vein which was developed by a ramp in 2004. It is planned to mine about 4,000 tonnes grading 13 grams/tonne gold in 2005 from the Katie Dora reserves. The third advanced property, the Coleman vein in the New Jersey Area of Interest has an open pit which can be operated to fill out the mill production capacity. It is planned to mine and process about 2,000 tonnes grading 3 grams/tonne gold from the Coleman pit in 2005.

The Company has upgraded its mineral processing plant, the New Jersey mill, to add the flotation process which was needed to produce marketable concentrates for buyers. The mill has been successfully commissioned and sulfide concentrates were produced and sold to Barrick Goldstrike Mines, Inc. in Nevada. Other gold-bearing products are produced and sold to gold refiners. Currently, the mill is starting to process ore produced at the Golden Chest mine. Ore from the Coleman open pit will be used to fill the mill operating schedule.

An exploration drilling program may be executed in 2005 depending on the availability of funding. Drilling would be done at the Golden Chest mine to test the continuity of deep mineralization discovered in 2004 on the Idaho vein. Drilling would also be done at the Scotch Thistle prospect in the New Jersey Area of Interest where higher grade gold mineralization was discovered in 2004. A third drilling project may be executed at the Silver Button prospect discovered in 2004.

The Company has sufficient funding to execute the planned production schedule for the next 12 months, as well as fund necessary management tasks such as auditing/accounting and SEC reporting. However, additional funding would be needed to execute the exploration plan or fund the development of the Silver Strand mine in 2005, should final approvals be obtained. Plans are being reviewed to secure additional funding.

The Company currently has seven employees and uses consultants or contractors for project tasks. Up to three additional employees may be hired if the production schedule is increased.

Item 3.    Controls and Procedures

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

[The balance of this page has been intentionally left blank.]

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

In February 2005, the Company sold 9,100 units for $0.55 to an accredited investor. Each unit consisted of one share of common stock plus one-half of a warrant with each full warrant exercisable to purchase a share of common stock for $0.80 until April 1, 2006. In March 2005, the Company sold 200,000 units for $0.40 to an accredited investor. Each unit consisted of one share of common stock plus one warrant exercisable to purchase a share of common stock for $0.60 until April 1, 2007. The securities issued in both of these transactions were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

On January 3, 2005, the Company exercised the Option to Lease the Golden Chest mine in accordance with the exploration agreements with Metaline Contact Mines and Prichard Creek Resource Partners LLC. The Company issued 130,000 shares of restricted common stock upon the signing of these leases and the securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

The Company issued 46,625 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the first quarter of 2005. A price of $0.50 per share was used to calculate the number of shares to be issued. The securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

In January 2005, the Company issued 10,000 units at a price of $0.55 to sophisticated investors for exploration services related to a geophysical survey at the Silver Strand mine. Each unit consisted of one share of common stock plus one-half of a warrant with each full warrant exercisable to purchase a share of common stock for $0.80 until April 1, 2006. The securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

During the first quarter of 2005, the Company issued 17,975 shares at an average price of $0.55 to various accredited and sophisticated individuals for services performed. The securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

Item 3.     Defaults Upon Senior Securities

The registrant has no outstanding senior securities.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer, & Director
Date: May 14, 2005

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
May 14, 2005

[The balance of this page has been intentionally left blank.]