Form 10KSB/A
period 2004-12-31
NEW JERSEY MINING CO
filed 2005-06-03
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Figure 1 - Project Location Map

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

The cutoff grade used was 3.5 grams/tonne gold. The cutoff grade is based on historical costs of a 100 tonne/day open pit operation with a CIL/gravity mineral processing plant recovering 95% of the gold. Gold prices used were those on December 31,2004 or $14.09/gram ($438.10/troy ounce).

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

Reserves

Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold, a minimum mining width of 1.5 meters, and the standard practices of the Coeur d’Alene Mining District. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with a flotation mineral processing plant recovering 75-80% of the silver and gold. Silver and gold prices used were those on December 31,2004 or $0.218/gram ($6.79/troy ounce) and $14.09/gram ($438.10/troy ounce), respectively.

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

The Company completed studies in 2004 on the potentially open pitable resource drilled by Newmont. Handbook and scaled costs were used in conjunction with current gold prices and gold prices substantially higher than current prices or three-year average prices. It was concluded that the resource would not be feasible as a stand-alone project and does not meet several requirements of reserves. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

In preparation for a small underground mining operation on the Katie-Dora vein, the Company built a shop/dry facility at the portal, improved 600 meters of haul-road and installed single phase power to the portal. A phase converter has also been installed at the portal. Electrical power is supplied by Avista Utilities.

The Company has the necessary permits to operate the planned underground mine.

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

The cutoff grade is based on historical and estimated costs of a 500 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with a flotation mineral processing plant recovering 90% of the gold. Gold prices used were those on December 31,2004 or $14.09/gram ($438.10/troy ounce).

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

Geology

The CAMP area lies astride the Silver Belt of the Coeur d'Alene Mining District. The north limb of the Big Creek anticline trends through the CAMP area. Most of the silver orebodies in the Silver Belt are located in the north limb of the Big Creek anticline. Prospective fault structures that trend through the CAMP property include the Polaris fault, Silver Summit vein-fault, Chester fault, and other structures. Favorable rock types are located in the footwall of the Polaris fault including the St. Regis and Revett formation.

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

SILVER BUTTON PROSPECT

The Silver Button is an exploration project without known ore reserves and covers an area of 20 acres and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 60 miles north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic analyses and by chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A Plan of Operations for a helicopter-mobilized core-drilling program has been submitted to the US Forest Service (USFS). Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the timely receipt of a permit from the USFS.

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

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations

			From Inception
			(July 18, 1996)
	Years Ended		Through
	December 31,		December 31, 2004
	2004	2003	(Unaudited)

Operating expenses:
Expenses paid or to be paid with common stock:
Management fees	$41,754	$148,645	$190,399
Directors fees	49,000	7,200	58,450
Services	14,550	7,262	34,440
Exploration	12,000	8,000	20,000
Exploration expense	505,006	102,841	618,390
General and administrative expenses	302,908	74,138	482,264
Total operating expenses	925,218	348,086	1,403,943

Other (income) expense:
Royalty and other income	(2,663)	(2,762)	(61,817)
Write-off of goodwill	-	30,950	30,950
Write-off of investment	-	3,000	90,000
Total other (income) expense	(2,663)	31,188	59,133

Net loss	$922,555	$379,274	$1,463,076

Net loss per common share-basic	$0.05	$0.02	$0.11

Weighted average common
shares outstanding-basic	20,206,685	7,196,258	13,690,917

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Inception (July 18, 1996) Through December 31, 200 2 (Unaudited) and for the Years Ended December 31, 2004 and 2003

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
From Inception (July 18, 1996) Through December 31, 200 2 (Unaudited) and for the Years Ended December 31, 2004 and 2003

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

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(July 18, 1996)
	Years Ended		Through
	December 31,		December 31, 2004
	2004	2003	(Unaudited)
Cash flows from operating activities:
Net loss	$(922,555)	$(379,274)	$(1,463,076)
Adjustments to reconcile net loss to net cash
used by operating activities:
Write-off of goodwill	-	30,950	30,950
Write-off of investment	-	3,000	90,000
Stock issued or to be issued for:
Management fees	41,754	148,645	190,399
Directors fees	49,000	7,200	58,450
Services	14,550	7,262	34,441
Exploration	12,000	8,000	20,000
Change in:
Other assets		(44)	(624)
Accounts payable	(3,499)	3,683	5,141
Accrued payroll and related payroll expense	5,715		5,715
Accounts payable to related party	(2,000)	2,000
Accrued reclamation costs	-	12,500	12,500
Net cash used by operating activities	(805,035)	(156,078)	(1,016,104)

Cash flows from investing activities:
Purchases of buildings and equipment	(294,734)	(16,839)	(368,868)
Purchases of mineral properties	-		(5,904)
Cash of acquired companies			38,269
Deferral of development costs	-	(40,001)	(225,535)
Net cash used by investing activities	(294,734)	(56,840)	(562,038)

Cash flows from financing activities:
Exercise of stock purchase warrants	398,750	200,750	599,500
Sales of common stock, net of issuance costs	511,440	318,000	1,198,807
Principal payments on capital lease	(4,935)		(48,401)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	905,265	518,750	1,729,906

Net change in cash	(194,504)	305,832	151,764
Cash, beginning of period	346,268	40,436	0
Cash, end of period	$151,764	$346,268	$151,764

Interest paid in cash	$3,042		$3,042

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$16,476	$3,000	$19,476
Mineral properties			$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired	$75,000		$93,275

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

New Jersey Mining Company

Date: June 3, 2005	By: /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: June 3, 2005	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: June 3, 2005	By: /s/ CHARLES F. ASHER
Charles F. Asher, Director

Date: June 3, 2005	By: /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: June 3, 2005	By: /s/ WILLIAM C. RUST
William C. Rust, Director

Date: June 3, 2005	By: /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]