Form 10KSB/A
period 2004-12-31
NEW JERSEY MINING CO
filed 2005-06-15
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

ITEM 7.

FINANCIAL STATEMENTS

DECORIA, MAICHEL & TEAGUE A PROFESSIONAL SERVICES FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheet of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From Inception (July 18, 1996) Through December 31, 2002 (Unaudited) and for the Years Ended December 31, 2004 and 2003

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
From Inception (July 18, 1996) Through December 31, 2002 (Unaudited) and for the Years Ended December 31, 2004 and 2003

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

New Jersey Mining Company

Date: June 14, 2005	By: /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: June 14, 2005	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: June 14, 2005	By: /s/ CHARLES F. ASHER
Charles F. Asher, Director

Date: June 14, 2005	By: /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: June 14, 2005	By: /s/ WILLIAM C. RUST
William C. Rust, Director

Date: June 14, 2005	By: /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]