Form 10QSB
period 2005-06-30
NEW JERSEY MINING CO
filed 2005-08-12
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

   Yes ☒     No ☐

At July 19, 2005, there were 22,036,230 shares of the registrant’s common stock outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2005

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
June 30, 2005
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$17,162
Accounts receivable	33,924
Total current assets	51,086

Buildings and equipment	665,85
Mineral properties and deferred development costs	852,274

Total assets	$1,569,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,580
Accrued payroll and payroll related expenses	9,186
Stock subscription payable	20,000
Obligation under capital lease, current	13,334
Total current liabilities	75,100

Accrued reclamation costs	12,500
Obligation under capital lease, noncurrent	50,555

Total liabilities	138,155

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 22,036,230 shares issued and outstanding	3,220,285

Deficit accumulated during the development stage	(1,789,225)

Total stockholders’ equity	1,431,060

Total liabilities and stockholders’ equity	$1,569,215

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Month Periods ended June 30, 2005 and 2004 and for the period from inception (July 18, 1996) through June 30, 2005
(Unaudited)

					From Inception
					(July 18, 1996)
	June 30, 2005		June 30, 2004		Through
	Three Months	Six Months	Three Months	Six Months	June 30, 2005
Sales:
Gold	$9,150	$9,150			$9,150
Concentrate	21,283	46,097			46,097
Total sales	30,433	55,247			55,247
Cost of sales	80,155	118,497			118,497
Gross profit (loss)	(49,722)	(63,250)			(63,250)

Operating expenses:
Expenses paid with common stock
Management fees	38,800	62,113			252,512
Directors fees	3,600	3,600			62,050
Services and other	10,478	20,278	$1,000	$2,500	54,718
Exploration	7,000	12,500	6,600	6,600	32,500
Exploration expense	1,732	23,492	329,237	364,954	641,882
General and administrative expenses	63,858	153,119	59,673	118,446	635,383
Total operating expenses	125,468	275,102	396,510	492,500	1,679,045

Other (income) expense:
Royalty and other income	(11,770)	(12,202)	(1,025)	(1,843)	(74,020)
Write-off of goodwill					30,950
Write-off of investment					90,000
Total other (income) expense	(11,770)	(12,202)	(1,025)	(1,843)	46,930

Net loss	$163,420	$326,150	$395,485	$490,657	$1,789,225

Net loss per common share-basic	$0.007 .	$0.015 .	$0.020	$0.025	$0.123

Weighted average common shares
outstanding-basic	21,959,769	21,841,976	20,165,555	19,884,972	14,594,210

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Six-Month Periods ended June 30, 2005 and 2004 and for the period from inception (July 18, 1996) through June 30, 2005
(Unaudited)

			From Inception
	June 30,	June 30,	Through
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net loss	$(326,150)	$(490,657)	$(1,789,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	13,892		13,892
Write-off of equipment	11,272		11,272
Write-off of goodwill and investment			120,950
Stock issued for:
Management fees	62,113		252,512
Directors fees	3,600		62,050
Services and other	20,278	2,500	54,718
Exploration	12,500	6,600	32,500
Change in:
Accounts receivable	(33,924)		(33,924)
Other assets	2,346	(3,463)	1,722
Accounts payable	24,469	119,680	29,610
Accounts payable to related party		(2,000)
Accrued payroll and related payroll expenses	3,471		9,186
Accrued reclamation costs			12,500
Net cash used by operating activities	(206,133)	(367,340)	(1,222,237)

Cash flows from investing activities:
Purchases of building and equipment	(27,283)	(162,277)	(396,151)
Purchases of mineral property			(5,904)
Cash of acquired companies			38,269
Deferral of development costs		(23,830)	(225,535)
Net cash used by investing activities	(27,283)	(186,107)	(589,321)

Cash flows from financing activities:
Exercise of stock purchase warrants		222,500	599,500
Sales of common stock, net of issuance costs	85,000	373,500	1,283,807
Received for stock not yet issued	20,000		20,000
Principal payments on capital lease	(6,186)		(54,587)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	98,814	596,000	1,828,720
Net change in cash	(134,602)	42,553	17,162
Cash, beginning of period	151,764	346,268	0
Cash, end of period	$17,162	$388,821	$17,162
Interest paid in cash	$3,374		$4,767
Non-cash investing and financing activities:
Common stock issued for:
Buildings and equipment	$5,850		$5,850
Mineral properties and deferred development costs	$65,000		$264,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$93,275

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

Plan of Operation

The Company is executing its plan to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three advanced-stage properties with reserves. One of the properties, the Silver Strand, owned by the Company has recently received a go-ahead decision from the U.S. Forest Service (USFS) and will be readied for production with production planned for June 2006. A favorable decision had been made in March of this year but an appeal by the Idaho Conservation League (ICL) has delayed commencement of operations. The ICL appeal was denied and the March decision was affirmed recently.

At the Golden Chest mine production commenced in May 2005 from the Katie Dora vein which was developed by a ramp in 2004. It is planned to mine about 3,000 tonnes grading 13 grams/tonne gold in 2005 from the Katie Dora reserves. The third advanced property, the Coleman vein in the New Jersey

Area of Interest has an open pit which can be operated to fill out the mill production capacity, if necessary. Sulfide concentrates were produced in the second quarter of 2005 and sold to Barrick Goldstrike Mines, Inc. in Nevada. Other gold-bearing products were produced and sold to a gold refiner. Total gold production in the second quarter of 2005 was 76 troy ounces, most of which was from the Golden Chest mine. The second quarter was the startup phase for the Golden Chest mining operation. Currently, the production rate is approximately 300 troy ounces per quarter.

An exploration drilling program, consisting of three 150-meter core holes, is planned for the fourth quarter of 2005 depending on the availability of funding. Drilling will be done at the Golden Chest mine to test the continuity of deep mineralization discovered in 2004 on the Idaho vein. Reconnaissance exploration will continue to be done in the Company’s area of interests in the greater Coeur d’Alene Mining District.

The Company has sufficient funding to execute the planned production schedule for the next 12 months, as well as fund necessary management tasks such as auditing/accounting and SEC reporting. However, additional funding will be needed to execute the exploration plan and fund preparations for the development of the Silver Strand mine in 2005. The most likely source of additional funding is an equity offering.

The Company currently has seven employees and uses consultants or contractors for some project tasks. There are no plans to hire additional employees.

Item 3. Controls and Procedures

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

[The balance of this page has been intentionally left blank.]

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

The Company issued 66,250 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the second quarter of 2005. A price of $0.40 per share was used to calculate the number of shares to be issued. In Management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

The Company issued 10,400 shares of restricted common stock to Mine Systems Design, Inc., a Company controlled by our President, Fred W. Brackebusch, for office rent and mining equipment in the second quarter of 2005. A price of $0.40 per share was used to calculate the number of shares to be issued. In Management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

During the second quarter of 2005, the Company issued 25,080 shares at an average price of $0.40 to various accredited and sophisticated individuals for services performed. In Management’s opinion the securities were issued pursuant to exemptions from registration under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933 as amended.

Item 3. Defaults Upon Senior Securities

The registrant has no outstanding senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 13, 2005, Director Charles F. Asher passed away. Chuck was an original member of the Board of Directors of New Jersey Mining Company and will be missed. There are no plans to fill this position on the Board of Directors. There are currently five persons on the Board of Directors.

Item 6. Exhibits

Exhibit Number	Description

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer, & Director
Date: August 12, 2005

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
August 12, 2005

[The balance of this page has been intentionally left blank.]