Form 10QSB
period 2005-09-30
NEW JERSEY MINING CO
filed 2005-11-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the E xchange Act) Yes ☐ No ☒

On October 22, 2005, 22,434,195 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2005

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1.           Financial Statements

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$78,128
Concentrate Inventory	40,000
Total current assets	118,128

Building and equipment, net of depreciation	660,069
Mineral properties	852,274

Total assets	$1,630,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,849
Accrued payroll related expenses	8,566
Obligation under capital lease – current portion	18,881
Total current liabilities	51,296

Accrued reclamation costs	12,500
Obligation under capital lease, noncurrent	58,477

Total liabilities	122,273

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 22,409,195 shares issued and outstanding	3,370,946
Deficit accumulated during the development stage	(1,862,748)
Total stockholders’ equity	1,508,198

Total liabilities and stockholders’ equity	$1,630,471

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2005 and 2004 and for the period from inception (July 18, 1996) through September 30, 2005
(Unaudited)

						From Inception
						(July 18, 1996)
						Through
		September 30, 2005		September 30, 2004		Sept. 30, 2005
		Three Months	Nine Months	Three Months	Nine Months
Sales:
Gold		$130	$9,280			$9,280
Concentrate		97,931	144,028			144,028
Total sales		98,061	153,308			153,308
Cost of sales		99,318	217,815			217,815
Gross profit (loss)		(1,257)	(64,507)			(64,507)

Operating expenses:
Management fees		48,937	172,262	$20,499	$106,058	308,730
Exploration expense		6,796	42,788	129,549	494,503	681,178
General and administrative expenses		56,926	172,711	75,444	117,431	801,796

Total operating expenses		112,659	387,761	225,492	717,992	1,791,704

Other (income) expense:
Royalty and other income		(40,393)	(52,595)	(474)	(2,317)	(114,413)
Write-off of goodwill						30,950
Write-off of investment						90,000
Total other (income) expense		(40,393)	(52,595)	(474)	(2,317)	6,537

Net loss		$73,523	$399,673	$225,018	$715,675	$1,862,748

Net loss per common share-basic	$	nil	$0.018	$0.011	$0.035	$0.13

Weighted average common shares
outstanding-basic		22,269,926	21,985,539	20,871,409	20,216,185	14,610,161

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended September 30, 2005 and 2004 and for the period from inception (July 18, 1996) through September 30, 2005
(Unaudited)

			From Inception
			(July 18, 1996)
	September 30,	September 30,	Through
	2005	2004	Sept. 30, 2005

Cash flows from operating activities:
Net loss	$(399,673)	$(715,675)	$(1,862,748)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	37,164		37,164
Write-off of equipment	11,272		11,272
Write-off of goodwill and investment			120,950
Stock issued for:
Management fees	94,113	20,499	284,512
Directors fees	3,600		62,050
Services and other	30,838	2,500	65,278
Exploration	12,500	6,600	32,500
Change in:
Inventory	(40,000)		(40,000)
Other assets	2,346	(15,181)	1,722
Accounts payable and accrued payroll expenses	18,589	(3,527)	29,445
Accounts payable to related party		(2,000)
Accrued reclamation costs			12,500
Net cash used by operating activities	(229,251)	(706,784)	(1,245,355)

Cash flows from investing activities:
Purchases of building and equipment	(27,283)	(234,412)	(396,151)
Purchases of mineral property		(1,232)	(5,904)
Cash of acquired companies			38,269
Deferral of development costs			(225,535)
Net cash used by investing activities	(27,283)	(235,644)	(589,321)

Cash flows from financing activities:
Exercise of stock purchase warrants	108,100	377,750	707,600
Sales of common stock, net of issuance costs	85,000	373,500	1,283,807
Principal payments on capital lease	(10,202)	(1,945)	(58,603)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	182,898	749,305	1,912,804

Net change in cash	(73,636)	(193,123)	78,128
Cash, beginning of period	151,764	346,268	0
Cash, end of period	$78,128	$153,145	$78,128

Non-cash investing and financing activities:
Common stock issued for:
Buildings and equipment	$5,850	$7,320	$16,170
Mineral properties and development costs	$65,000		$264,300
Acquisitions of companies, excluding cash			$743,653
Payable to officers		$11,519	$11,519
Capital lease obligation for equipment acquired	$17,485	$75,000	$91,679

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

The Company presents its financial statements in accordance with SFAS No. 7, “Accounting for Development Stage Entities,” as Management believes that while the Company’s planned principal operations have commenced, the revenue generated from them is not sufficient to cover all corporate costs. Additional exploration and development of the Company’s properties is required to report as an entity not in the development stage.

2.           Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mining resources in Idaho.

3.           Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three and nine month periods ended September 30, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

4.           Revenue Recognition

Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

5.           Inventory

Dore' and concentrate inventories are stated at the lower of cost or net realizable value determined by using a weighted average method.

6.           Reclassifications

Certain prior period amounts have been reclassified to conform to the 2005 statement of operations presentation. These reclassifications have no effect on net loss as previously reported.

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

The Company is executing its strategy to conduct small-scale mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties while it is in the exploration stage. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three mines at which most exploration is being conducted; the Golden Chest, the New Jersey, and the Silver Strand. Production of gold ore is in progress at the Golden Chest mine. Permitting has been completed and production of silver-gold ore may occur at the Silver Strand mine in 2006. Production from lower grade reserves at the New Jersey mine is being deferred until more exploration has been completed.

Financial Condition

The Company maintains a minimal cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the present quarter is $78,128, and Figure 1 shows the corresponding balances for previous accounting periods.

[The balance of this page has been intentionally left blank.]

Based on the current cash balance and assuming operations at the Golden Chest continue, Management expects to have the financial resources to stay in business for at least 18 months.

Results of Operations

Operations at the Golden Chest, an exploration property, only commenced in the second quarter of 2005 so comparisons to previous periods are not relevant. The gross profit (loss) from operations in the present quarter was $(1,257) and it was $(64,507) year to date. There was significant other income of $40,393 in the present quarter, largely from the sale of logs from Company property, which may not recur again for several years. Figure 2 shows the net loss for the present quarter of $73,523 and the net losses in previous accounting periods.

Gold production in pyrite concentrates and bullion was 348 ounces in the third quarter and 495 ounces year to date. Gold production is expected to range from 300 to 400 ounces per quarter during the next four quarters. Revenues were $98,061 in the third quarter and $153,308 year to date. There are no comparisons to production for the prior year since operations commenced in 2005.

Mining operations at the Golden Chest mine are projected to continue for approximately 18 months based on existing ore reserves. Efforts are being made to expand the amount of ore reserves in parallel veins and separate ore shoots, but no assurance can be made at this time whether additional reserves will be found.

Mining and mineral processing operations have not been done yet through the coldest winter months from mid-December to mid-February. Operating difficulties could arise during this period which would have an adverse effect on results of operations. To help mitigate effects of winter, efforts have been made to winterize operations. Mineral processing equipment would be cleaned during such a period of weather, and historically, significant amounts of gold have been recovered during such cleanouts.

Mining operations could start at the Silver Strand mine in 2006, however a capital expenditure of approximately $250,000 will be required to bring the mine into production. No additional capital expenditures are expected for the mineral processing plant. The source of this additional capital has not yet been determined. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Basically, management expects to be able to continue the present operating scenario at the Golden Chest mine and mineral processing plant for 18 months, but expanded exploration activities will depend upon the results of financing activities.

Item 3.           Controls and Procedures

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. And on that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2005, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

[The balance of this page has been intentionally left blank.]

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

During the third quarter of 2005, the Company made an offer to certain accredited and sophisticated investors. No underwriter or brokers were involved in the sale and, therefore, no commissions were paid. Units were sold for $0.40 and each unit consisted of one share of common stock plus one warrant exercisable to purchase one common share for $0.60 per share until June 1, 2010. A total of 270,250 units were sold in the period ending September 30, 2005 for $108,100. Both the common stock and the common stock underlying the warrant are restricted as defined under Rule 144. In Management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 80,000 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the third quarter of 2005. The shares were valued at a price of $0.40 per share. In Management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 3,750 shares of restricted common stock to Mine Systems Design, Inc., a company controlled by our President, Fred W. Brackebusch, for office rent in the third quarter of 2005. The shares issued were valued at a price of $0.40 per share. In Management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2005, the Company issued 18,965 sharers at an average price of $0.48 to various accredited and sophisticated individuals for goods and services. In Management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.           OTHER INFORMATION

None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

31.1	Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

None.

[The balance of this page has been intentionally left blank.]

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: November 14, 2005

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
November 14, 2005