Form 10KSB
period 2005-12-31
NEW JERSEY MINING CO
filed 2006-03-30
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s revenues for its most recent fiscal year were $261,293.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 6, 2006, as reported by the Over the Counter Bulletin Board was $8,140,000.

At March 6, 2006, the registrant had 22,609,995 outstanding shares of no par value common stock.

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

Raise- An underground opening driven upward generally on the vein.

Ramp – An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically ramps are inclined at about 15% grades.

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

PART I

ITEM 1.

DESCRIPTION OF THE BUSINESS

BUSINESS DEVELOPMENT

With the exception of historical matters, the matters discussed in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Such forward-looking statements include statements regarding planned levels of exploration and other expenditures, anticipated mine lives, timing of production and schedules for development and permitting. Factors that could cause actual results to differ materially include, among others, metals price volatility, permitting delays, and the Company’s ability to secure funding. Most of these factors are beyond the Company’s ability to predict or control. The Company disclaims any obligation to update any forward-looking statement made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

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

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.

There have been no material reclassifications, mergers, purchases or sales of a significant amount of assets not in the ordinary course of business for the past three years.

BUSINESS OF THE COMPANY

General Description of the Business

The Company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties: the New Jersey mine, the Silver Strand mine, the Golden Chest mine, the CAMP project, the Lost Eagle project, the Wisconsin-Teddy project, and the Silver Button project. The New Jersey mine, the Golden Chest mine and the Silver Strand mine are the Company's development stage properties while the other properties are exploration stage properties.

Dependence on One or a Few Major Customers

The Company currently ships about 11 dry tonnes of gold-bearing pyrite concentrate per month to Barrick Goldstrike Mines, Inc., (BGMI) of Carlin, Nevada. The Company has a purchase agreement with BGMI for 330 dry tonnes. As of December 31,2005, the Company had delivered 75 dry tonnes of concentrate. If BGMI were unable to purchase the concentrate, the Company would have to find another buyer which could possibly cause a delay in receiving revenue from gold sales. The Company is investigating the technical and economic feasibility of processing it’s pyrite concentrate to reduce it’s reliance on a single customer.

Effect of Existing or Probable Governmental Regulations on the Business

All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. A plan of operation is usually required before exploration or mining activities can be conducted on public land that is administered by the Bureau of Land Management or US Forest Service. The New Jersey mine, the Silver Strand mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine, however, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however the EPA’s Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. New Jersey Mining Company has not received any notifications that it could be liable for any environmental cleanup.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM), requires a Plan of Operation to be submitted.

The Company submitted a Plan of Operation to the US Forest Service (USFS) in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. The USFS conducted an Environmental Assessment (EA) of the plan and requested public comments on the EA in September 2004. In June 2005, the USFS issued a final Decision Notice and Finding of No Significant Impact which essentially approved the Company’s Plan of Operations, but with 26 stipulations. The stipulations cover various aspects of the plan including but not limited to the operating season, public access through the site, water quality monitoring, development rock monitoring, slope stability monitoring, and reclamation standards. Before the Company can begin operations at the Silver Strand, it must finalize a road use agreement and post a reclamation bond. The current estimate by the USFS for the reclamation bond is $155,000. Water quality monitoring at the Silver Strand is expected to cost about $2,000 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine and Golden Chest mine operations. When a mine is operating, MSHA performs a series of regular inspections to verify compliance with mine safety laws, and can assess financial penalties for unsafe practices or conditions.

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027] The cyanidation process has not been implemented at the New Jersey mine as of this date. The deposition of tailings using paste technology is a unique part of the permit. Reclamation of the tailings stack will be done concurrently with mining. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the plant and monthly sampling once operations commence. The current water monitoring program costs the Company about $2,000 on an annual basis. The estimated annual cost for sampling, if cyanide leaching operations begin, is about $25,000.

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

When the Company plans an exploration drilling program on public lands, it must submit a Plan of Operations to either the BLM or US Forest Service. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $2,000. On completion of the reclamation and approval by the managing agency, the bond amount is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is seven including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Tina C. Brackebusch works part-time for the Company. Exploration work is currently performed by independent contractors hired by the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2006. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

Mineral Leases

A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also known as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $662 per ounce as of December 31, 2005. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease, known as the Grenfel lease, was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% Net Smelter Return (NSR) royalty will be paid to the lessors if production is achieved. However, the NSR shall not exceed 10% of the net proceeds, except the NSR shall not be less than 1%. No advance royalties or other advance payments are required by this lease.

History

There are at least 14 gold prospects in or near the New Jersey mine area. In the late 1800’s and early 1900’s more than 2,500 feet of development workings including drifts, crosscuts, shafts, and raises, were driven by the New Jersey Mining and Milling Company (an unrelated company) to develop the Coleman vein and the northwest branch of the Coleman vein. A 10 stamp gravity mill was built and operated for a short period. The amount of money spent from 1899 to 1910 appears to have been $500,000 to $1,000,000 in 1996 dollars. The operation was discontinued because of the difficulty in recovering fine gold without cyanidation technology, because of the lower price of gold relative to mining costs, and because of inadequate drilling and mining technology. For example, the Coleman vein, a hard quartz vein, was so difficult to drill using hand steel that drifts along the vein were not driven to any great lengths. A considerable portion of the gold is in free grains, so there is a strong nugget effect.

Present Condition and Work Completed on the Property

A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A crushing plant was built and commissioned in 1996. The grinding circuit was built in 1996, and the flotation circuit was built in early 2004 and commissioned in September 2004. It consists of five rougher cells and three cleaner cells all of which were purchased new in 2004. Flotation concentrate is dewatered by a pressure filter and dumped into a bin. A ball mill is used to grind the crushed ore and is the limiting factor for throughput. Currently, hourly throughput is limited to about 4.0 tonnes per hour.

During 2001, the Company drilled two holes to explore a geophysical anomaly detected in the autumn of 2000. One hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content ( 0.70 grams per tonne gold over two separate 10 meter intervals) In 2002, 1,317 meters of diamond drilling was completed amongst 11 holes at the New Jersey mine. The drilling confirmed the continuity of the Coleman vein system as nine of the holes intercepted the vein system. Reserves were not increased as the drilling was too widely spaced. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. Drilling was conducted at the Scotch Thistle prospect, Enterprise prospect and northern Coleman vein in 2003. Silver, lead and zinc mineralization was discovered at the Enterprise and a new zone of gold mineralization was found at the Scotch Thistle. In 2004, two drillholes were drilled at the Enterprise where base metal mineralization (lead, zinc & silver) was intercepted. Also in 2004, a single hole was drilled at the Scotch Thistle prospect and intercepted a gold zone that assayed 2.56 gpt over 6.6 meters extending the zone discovered a year earlier. No exploration work was completed on the New Jersey mine property in 2005.

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

Gold mineralization is associated with sulfide-bearing quartz veins which cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tetrahedrite, galena, and sphalerite. Most commonly in the Coleman vein of the New Jersey mine visible gold is associated with the tetrahedrite. Gold prospects are concentrated in the New Jersey mine area possibly because of the presence of lower Prichard stratigraphic members, an anticlinal structure, and/or the existence of a gold source. Gold is associated with arsenic, copper, and antimony. Igneous dikes are relatively rare. Some wallrock alteration has been observed, and the Coleman vein shows a characteristic brecciation

Reserves

The reserves at the New Jersey mine as of this date are those contained within the open pit on the Coleman vein. Open pit reserves are from the planned pit which extends from the south portal north to the terminus of the Coleman vein. The vertical extent of the pit is from the surface outcrop down to the Keyhole Tunnel level. Grade estimation for the blocks in the pit reserve is based upon calculated head grades from 5,000 short tons of gravity-mill production. Other sample sources include channel samples from the outcrop and also from the Keyhole Tunnel.

Open Pit Reserve (Proven & Probable)

Ore Blocks	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Coleman (17+00 to 21+00)	56,250	4.56	8,306
Coleman Split (21+00 to 23+00	21,320	3.53	2,420
North Vein (21+00)	2,990	8.57	825
Total	80,560	4.45	11,551

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. The cutoff grade used was 3.5 grams/tonne gold. The cutoff grade is based on historical costs of a 100 tonne/day open pit operation with a CIL/gravity mineral processing plant recovering 95% of the gold. Gold prices used were those on December 31, 2005 or $16.50/gram ($513.00/troy ounce).

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

Mineral Property

The Company's Silver Strand mine consists of fifteen unpatented lode claims on public lands administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. assumed Trend’s royalty on the Silver Strand claims in July 2001. The royalty is a 1.5% Net Smelter Return (NSR) capped at $50,000 after which the NSR decreases to 0.5% .

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

In June 2005, the USFS affirmed their Finding of No Significant Impact with respect to the Company’s Plan of Operations after an environmental group appealed their earlier decision. In essence, the Company’s Plan was approved by the USFS, though with 26 stipulations or amendments to the original operating plan.

The startup of mining at the Silver Strand is planned for the summer of 2006, however, the actual start of operations will be dependent upon reaching an acceptable road use agreement with the USFS, and the receipt of sufficient funding to post a reclamation bond and cover startup capital. The cost of the reclamation bond is estimated at $155,000, and it is estimated by the Company that another $150,000 will be required for startup capital.

Geology and Reserves

Company geologists have completed the description of the geology of the Silver Strand mine. Reserve calculations were completed by the Company’s geologists and engineers. Verification of the area’s geology can be found from third party published reports by Alfred L. Anderson of the Idaho Bureau of Mines and Geology (Pamphlet 53).

Geology

The upper part of the Revett Formation outcrops at the mine. The upper Revett member contains alternating sequences of quartzite and siltite-argillite. Beds dip shallowly to moderately northerly (30 to 50 degrees). Alfred L. Anderson of the Idaho Bureau of Mines and Geology mapped the geology and discussed the mineral resources of Kootenai County in 1940 (Pamphlet 53). Anderson combined the Burke and Revett formations and estimated the combined thickness to be from 1,000 to 3,000 feet. There are no major intrusive rocks near the Silver Strand mine. A major diabase dike has intruded the Silver Strand mineralized zone. The Burnt Cabin fault is the major geologic structure near the Silver Strand mine.

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

Reserves

Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold, a minimum mining width of 1.5 meters, and the standard practices of the Coeur d’Alene Mining District. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with a flotation mineral processing plant recovering 75-80% of the silver and gold. Silver and gold prices used were those on December 31, 2005 or $0.284/gram ($8.83/troy ounce) and $16.50/gram ($513.00/troy ounce), respectively.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

GOLDEN CHEST

Location

The Golden Chest project is located in Reeder Gulch about 1.2 miles east of Murray, Idaho along Forest Highway 9. The property consists of two mining leases and unpatented claims covering approximately 500 acres. The site is accessible by an improved dirt road. A 30 ft by 20 ft steel-clad pole building is present near the ramp portal and is used as a shop and a dry. Single phase electrical power supplied by Avista Utilities has been installed to the portal site in Reeder Gulch.

Mineral Lease

On September 5, 2003, the Company signed an exploration agreement with an option to lease with Paymaster Resources Incorporated on the Golden Chest mine covering about 270 acres. In February 2004, Paymaster assigned its interest to Metaline Contact Mines of Murray, Idaho. On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI). The Company completed a pre-feasiblity study on the open pit resource drilled by Newmont Mining and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A Net Smelter Royalty (NSR) of 3% is payable to the Lessors. An additional NSR up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the Consumer Price Index (CPI) using June 2003 (CPI = 183.7) as the base. See table below. A copy of the mining lease was filed as an exhibit in the Company’s 10-KSB for the year ending December 31, 2003.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2005 CPI-U)	Additional NSR Royalty
< $429	None
$429 to $482	1.0%
$482 to $536	1.5%
$536 to $589	2.0%
> $589	3.0%

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

The Company also holds a total of 195 acres at the Golden Chest property through unpatented claims wholly owned by the Company. The portion of these claims within Sections 4 and 5 of Township 49N, Range 5E, BM are subject to a 1% Net Profits Royalty payable to MTLI.

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

Present Condition and Work Completed on the Property

During 2004, the Company completed an exploration ramp 152 meters long that intercepted the Katie vein, and the vein was drifted on for 40 meters to the northeast before intercepting an old stope. Chip sampling of the vein was completed for each drill round or about every 2.5 meters. This data was used to calculate a mine-able reserve for the Katie vein. Also during 2004, a deep core drilling program comprised of 4 holes and 1,142 meters was completed at the Golden Chest. The deepest hole, DDH04-06 intercepted 17.5 meters that assayed 4.83 gpt gold including a higher grade section of 5.8 meters that assayed 10.13 gpt gold.

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

During 2005, the Company commenced a small-scale underground mining operation at the Golden Chest on the portion of the Katie vein exposed by the previous year’s drifting. The Company mined 2,300 tonnes at an average grade of 9.90 grams of gold per tonne from about 120 meters of stope development which included a raise on the vein, and a series of sublevel I-drifts also on the vein, and a northerly exploration drift. Ore is shipped from the Golden Chest in Murray to the New Jersey mill in Kellogg, a trip of about 40 miles one-way. A bulk sulfide flotation concentrate is made at the New Jersey mill and sold to Barrick Goldstrike in Carlin, Nevada.

An exploration program consisting of four diamond drill holes totaling 685 meters was completed in December 2005. Three holes were targeted to extend gold mineralization on a deeper portion of the Idaho vein (200 meters below surface) that was drilled in 2004. All three holes intercepted the Idaho vein. Using the data from 4 drill holes into the Idaho vein which cover an area of about 65 meters on strike by 75 meters on dip, calculations show an average true thickness of 6.1 meters at an average gold grade of 6.61 gpt.

Development and Exploration Plans

The Company plans to continue mining from the Katie vein at a rate of about 400 tonnes per month. About 75 meters of ramp will be driven to access the Katie vein 10 meters below the current 965 Level. An exploration drilling program is being planned for the deep Idaho vein. A series of holes will be offset along strike and dip in an effort to increase the volume of gold mineralization. Commencement of the exploration drilling will be dependent upon the Company’s ability to raise sufficient funding.

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

Reserves

Ore grades and dimensions of the reserve are based on chip sampling of the Katie vein underground and surface core drilling. Reserves were calculated by the Company’s geologist and engineer using a cutoff grade of 5 grams per tonne gold, a minimum mining width of 2 meters, and the standard practices of the Coeur d’Alene Mining District.

The cutoff grade was calculated using actual 2005 operating costs of a 400 tonne per month operation which includes the following costs: underground mining costs, haulage costs for hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing costs with a flotation mineral processing plant recovering 90% of the gold. Gold prices used were those on December 31, 2005 or $16.50/gram ($513.00/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	5,870	13.0	2,454

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

Mineral Lease

As part of a July 26, 1978 lease agreement with Coeur d'Alene Mines Corp. (Coeur), the Company will receive a 7.1% Net Profits Interest (NPI),if the property is put into production. However, according to the agreement, Coeur can retain 93.925% of the net profits until Coeur is reimbursed in total for its advance payments and expenditures. The term of the lease is 61 years. The Agreement also calls for Coeur to spend $50,000 annually on exploration. However, a December 18, 1992 Amendment to the Agreement allowed Coeur to fulfill the exploration work requirement until August 2006 by applying past work in the amount of $1,436,243 towards the work requirement.

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

In 2003, the Company completed two diamond drillholes each about 185 meters in length. Both holes intercepted abundant alteration including carbonate enrichment, potassic alteration, and a halo of specular hematite and pyrite with occasional galena. Gold and silver values were only weakly anomalous. Anomalous levels of molybdenum were also discovered by the 2003 drilling. No exploration work was completed on the property since 2003. Exploration plans call for additional diamond drilling but the holes will be collared closer to the outcrop by using a helicopter to place the drill.

WISCONSIN-TEDDY PROSPECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work was completed since 2003 and there are no plans for additional exploration work in 2006.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary

The Silver Button is an exploration project without known ore reserves and covers an area of 20 acres and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 60 miles north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic analyses and by chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A Plan of Operations for a helicopter-mobilized core-drilling program has been submitted to the US Forest Service (USFS). Modifications to the Plan of Operations were made after meeting with the USFS in June of 2005. The USFS has yet to indicate when the Plan of Operations may be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the timely receipt of a permit from the USFS.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2005.

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

Year Ending December 31, 2005	High Bid	Low Bid
First Quarter	$0.60	$0.45
Second Quarter	$0.52	$0.37
Third Quarter	$0.45	$0.38
Fourth Quarter	$0.45	$0.22
Year Ending December 31, 2004	High Bid	Low Bid
First Quarter	$0.75	$0.57
Second Quarter	$0.75	$0.51
Third Quarter	$0.73	$0.65
Fourth Quarter	$0.75	$0.49

Shareholders

As of March 6, 2006 there were 1,048 shareholders of record of the Company's Common Stock. As of March 6, 2006 the Company had issued and outstanding 22,609,995 shares of Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 1602 E. Seltice Way #303, Post Falls, Idaho 83854.

Recent Sales of Unregistered Securities

On September 1, 2005 the Company completed a non-brokered (i.e. no commissions were paid to an underwriter or broker) replacement warrant offer to existing shareholders. As an inducement to exercise existing warrants, holders were offered the chance to exercise any un-expired warrant, no matter the exercise price, for $0.40, and in exchange would receive an equal number of warrants exercisable at $0.60 until June 1, 2010. A total of 195,250 warrants were exercised resulting in $78,100 of proceeds. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On October 12, 2005 the Company completed a non-brokered (i.e. no commissions were paid to an underwriter or broker) sale of 100,000 units for a price of $0.40 per unit which resulted in $40,000 of proceeds. Each unit consists of one share of common stock plus one warrant. Each warrant is exercisable into one share of common stock at a price of $0.40. The warrant expires on June 1, 2010. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On March 29, 2005 the Company completed a non-brokered (i.e. no commissions were paid to an underwriter or broker) sale of 200,000 units for a price of $0.40 per unit which resulted in $80,000 of proceeds. Each unit consists of one share of common stock plus one warrant. Each warrant is exercisable into one share of common stock at a price of $0.40. The warrant expires on April 1, 2007. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

For the year ending December 31, 2005, the Company issued 577,345 shares of restricted common stock for management and director’s fees, equipment, services, exploration and a mining lease payment. A value of $249,572 (for an average value of $0.43 per share) was assigned to these fees, services, and equipment. See the statement of shareholder’s equity for a detailed list. The sales were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. These issuances were made in reliance on exemptions from registration provided by Section 4(2), and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

[The balance of this page has been intentionally left blank.]

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Plan of Operation

The Company is executing its strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three mines at which most exploration is being conducted; the Golden Chest, the Silver Strand, and the New Jersey. Production of gold ore is in progress at the Golden Chest mine. Permitting has been completed and production of silver-gold ore is planned at the Silver Strand mine in 2006. Production from lower grade reserves at the New Jersey open pit mine may be conducted to fill up mill capacity.

The Company’s highest ranked exploration project is the Idaho vein at the Golden Chest mine. Three additional exploration drillholes were drilled in late 2005 with all three intersecting the Idaho vein and some additional hangingwall veins. This drilling has demonstrated the continuity of the vein and the potential for discovering ore reserves on the Idaho vein. The average thickness based on exploration drilling so far is 6.1 meters with an average grade of 6.61 grams/tonne gold. More drilling will be conducted in 2006 contingent upon financing activities.

Mining operations on the Katie Dora vein at the Golden Chest mine were conducted in 2005. Part of the ore reserves were mined with grade meeting expectations. The ramp will be extended in early 2006 to access the lower part of the known reserves. Other mineralized veins have been intersected by the mining operations and these are being evaluated for reserve potential.

Management ranks its Silver Strand mine as the next most promising exploration site ranking behind the Idaho vein. Operating permits have been received for mining and exploration at the Silver Strand mine which is located on unpatented claims on public land. Mining plans are to develop infrastructure, drive a new adit, and mine a reserve block above the main adit level in 2006. Drilling plans are to test geophysical anomalies which were found in 2004. The progress of plans at the Silver Strand will depend upon availability of financing.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. It is planned to drive a crosscut at the lowest adit level to test the North Coleman area, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects. The progress of exploration plans at the New Jersey mine will depend upon availability of financing.

Finally, 2006 plans include adding a concentrate leach circuit at the New Jersey mineral processing plant. Concentrate would be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit will be to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates.

Financial Condition – The Company maintains a minimal cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2005 is $16,863, and Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations – Operations only commenced in the second quarter of 2005 so comparisons to previous periods are not relevant. Revenue for the year 2005 exceeded production costs by $18,811. Figure 2 shows the net loss for the fourth quarter of 2005 of $190,812 and the net losses in previous accounting periods. The net loss for 2005 was $590,485.

Gold production in pyrite concentrates and bullion was 343 ounces in the fourth quarter and 848 ounces year to date. Gold production is expected to range from 300 to 400 ounces per quarter during the next two quarters and then to increase, along with silver production, when Silver Strand ore processing starts. Revenues were $160,880 in the fourth quarter and $261,293 year to date. There are no comparisons to production for the prior year since operations commenced in 2005.

Mining operations at the Golden Chest mine are projected to continue for approximately 18 months based on existing ore reserves. Efforts are being made to expand the amount of ore reserves in parallel veins and separate ore shoots, but no assurance can be made at this time whether additional reserves will be found.

Mining and mineral processing operations have continued through the coldest winter months from mid-December to mid-February. Efforts to winterize operations were successful. Mineral processing equipment was cleaned out during December generating an inventory of gold of $44,850, which is being sold in 2006.

Mining operations are planned to start at the Silver Strand mine in 2006, however a capital expenditure of approximately $300,000 will be required to bring the mine into production, although not all that amount will have to be spent in 2006. No additional capital expenditures are required for the mineral processing plant, however a concentrate leaching circuit, costing about $200,000 is planned to increase revenues. The source of this additional capital has not yet been determined. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

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
MAICHEL
& TEAGUE
A PROFESSIONAL SERVICES FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.
/s/ Decoria, Maichel & Teague P.S.

Spokane, Washington
March 9, 2006, except for Note 9 as to which the date is March 28, 2006.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2005 and 2004	27

Statements of Operations for the years ended December 31, 2005 and 2004 and from the date of inception on July 18, 1996 through December 31, 2005 (Unaudited)	28

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005 and 2004 and for the period from inception on July 18, 1996 through December 31, 2005 (Unaudited)	29- 31

Statements of Cash Flows for the years ended December 31, 2005 and 2004 and from the date of inception on July 18, 1996 through December 31, 2005 (Unaudited)	32

Notes to Financial Statements	33-46

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2005 and 2004

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$16,863	$151,764
Product inventory	68,810	-
Other current assets	-	2,346
Total current assets	85,673	154,110

Building and equipment, net of accumulated depreciation	660,225	657,886

Mineral properties, net of accumulated amortization	834,807	787,274

Total assets	$1,580,705	$1,599,270

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$97,271	$8,111
Accrued payroll and payroll-related expenses	9,001	5,715
Obligations under capital lease, current	19,395	12,687
Total current liabilities	125,667	26,513

Obligations under capital lease, noncurrent	53,432	57,388
Accrued reclamation costs	12,500	12,500
	65,932	69,888
Total liabilities	191,599	96,401

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock; no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock; no par value, 50,000,000
shares authorized; 2005-22,602,495 and 2004-
21,520,800 shares issued and outstanding	3,442,667	2,965,945
Accumulated deficit	(2,053,561)	(1,463,076)
Total stockholders’ equity	1,389,106	1,502,869

Total liabilities and stockholders’ equity	$1,580,705	$1,599,270

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2005
	2005	2004	(Unaudited)
Revenue:
Sales of gold	$9,280	$-	$9,280
Sales of concentrate	252,013	-	252,013
Total revenue	261,293	-	261,293

Costs and expenses:
Production costs	242,482	-	242,482
Depreciation and amortization	57,790	-	57,790
General and administrative expenses	454,052	404,895	1,206,703
Exploration	132,242	517,006	770,632
Total costs and expenses	886,566	921,901	2,277,607

Other (income) expense:
Timber sales	(51,695)	-	(51,695)
Royalties, net and other	9,391	(2,663)	(52,426)
Interest expense	7,516	3,317	20,418
Write-off of goodwill	-	-	30,950
Write-off of investment	-	-	90,000
Total other (income) expense	(34,788)	654	37,247

Net loss	$590,485	$922,555	$2,053,561

Net loss per common share-basic	$0.03	$0.05	$0.14

Weighted average common
shares outstanding-basic	22,114,878	20,206,685	14,624,532

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2004, and 2005, and for the Period
From Inception (July 18, 1996) Through December 31, 2005 (unaudited)

						Total
	Common Stock		Accumulated		Treasury	Stockholders'
	Shares	Amount	Deficit		Stock	Equity
Issuance of common stock for:
Assets and liabilities of New Jersey Joint Venture	10,000,000	$207,968		$		$207,968
Acquisition of Plainview Mining Company	1,487,748	148,000				148,000
Cash from sales	228,816	110,115				110,115
Services	14,000	-				-
Net loss			$(44,174)			(44,174)
Balance, December 31, 1997	11,730,564	466,083	(44,174)			421,909
Issuance of common stock for:
Acquisition of Plainview Mining Company	1,512,252	152,000				152,000
Cash from sales	117,218	29,753				29,753
Services	18,000	-				-
Treasury stock acquired with Plainview acquisition					$(136,300)	(136,300)
Net loss			(30,705)			(30,705)
Balance, December 31, 1998	13,378,034	647,836	(74,879)		(136,300)	436,657
Issuance of common stock for services	79,300	-
Net loss			(23,738)			(23,738)
Balance, December 31, 1999	13,457,334	647,836	(98,617)		(136,300)	412,919
Issuance of common stock for:
Silver Strand property	50,000	68,750				68,750
Services	62,100	4,313				4,313
Net loss			(20,492)			(20,492)
Balance, December 31, 2000	13,569,434	720,899	(119,109)		(136,300)	465,490
Issuance of common stock for:
Grenfel lease	1,000,000	100,000				100,000
Lost Eagle property	50,000	5,000				5,000
Roughwater property	255,000	25,500				25,500
Services	68,400	6,840				6,840
Net loss			(6,448)			(6,448)
Balance, December 31, 2001	14,942,834	858,239	(125,557)		(136,300)	596,382

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2004, and 2005, and for the Period
From Inception (July 18, 1996) Through December 31, 2005 (unaudited)

					Total
	Common Stock		Accumulated	Treasury	Stockholders'
	Shares	Amount	Deficit	Stock	Equity
Balance, December 31, 2001	14,942,834	$858,239	$(125,557)	$(136,300)	$596,382
Issuance of common stock for:
Cash	1,700,000	255,000			255,000
Services	9,835	1,475			1,475
Directors’ fees	15,000	2,250			2,250
Acquisition of Gold Run Gulch Mining Company	1,916,250	273,954			273,954
Net loss, as previously reported			(51,307)		(51,307)
Balance, December 31, 2002, as previously reported	18,583,919	1,390,918	(176,864)	(136,300)	1,077,754
Change in accounting for exploration costs			(9,883)		(9,883)
Correction of error in accounting for stock issuance costs		(25,500)	25,500
Balance, December 31, 2002, restated	18,583,919	1,365,418	(161,247)	(136,300)	1,067,871
Issuance of common stock for:
Exercise of stock purchase warrants	810,000	200,750			200,750
Cash, net of issuance costs	795,000	318,000			318,000
Management and directors’ fees	381,200	144,326			144,326
Equipment	5,000	3,000			3,000
Services	21,915	7,262			7,262
Exploration lease	20,000	8,000			8,000
Treasury stock cancelled	(1,947,144)	(136,300)		136,300
Net loss			(379,274)		(379,274)
Balance, December 31, 2003	18,669,890	1,910,456	(540,521)	-	1,369,935
Issuance of common stock for:
Exercise of stock purchase warrants	1,437,500	398,750			398,750
Cash	1,184,550	511,440			511,440
Management and directors’ fees	153,460	102,273			102,273
Equipment	28,650	16,476			16,476
Services	26,750	14,550			14,550
Exploration lease	20,000	12,000			12,000
Net loss			(922,555)		(922,555)
Balance, December 31, 2004	21,520,800	2,965,945	(1,463,076)	-	1,502,869

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2004, and 2005, and for the Period
From Inception (July 18, 1996) Through December 31, 2005 (unaudited)

					Total
	Common Stock		Accumulated	Treasury	Stockholders'
	Shares	Amount	Deficit	Stock	Equity
Balance, December 31, 2004	21,520,800	$2,965,945	$(1,463,076)	-	$1,502,869
Issuance of common stock for:
Cash	309,100	125,000			125,000
Exercise of stock purchase warrants	195,250	78,100			78,100
Management and directors’ fees	334,275	132,725			132,725
Services	82,170	37,826			37,826
Exploration and lease	149,400	74,321			74,321
Equipment	11,500	4,700			4,700
Value of shares issued in prior years	-	24,050			24,050
Net loss			(590,485)		(590,485)
Balance, December 31, 2005	22,602,495	$3,442,667	$(2,053,561)	-	$1,389,106

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004,
And from Inception (July 18, 1996) through December 31, 2005

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		Through
			December 31, 2005
	2005	2004	(Unaudited)
Cash flows from operating activities:
Net loss	$(590,485)	$(922,555)	$(2,053,561)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	57,790	-	57,790
Write-off of equipment	11,272	-	11,272
Write-off of goodwill and investment	-	-	120,950
Stock issued for:
Management and directors’ fees	148,625	90,754	397,474
Services	37,826	14,550	72,267
Exploration and lease	16,321	12,000	36,321
Change in:
Product inventory	(68,810)		(68,810)
Other assets	2,346		1,722
Accounts payable	89,160	(3,499)	94,301
Accrued payroll and related payroll expense	3,286	5,715	9,001
Accounts payable to related party	-	(2,000)
Accrued reclamation costs	-	-	12,500
Net cash used by operating activities	(292,669)	(805,035)	(1,308,773)

Cash flows from investing activities:
Purchases of buildings and equipment	(30,600)	(294,734)	(399,468)
Purchases of mineral properties	-	-	(5,904)
Cash of acquired companies	-	-	38,269
Deferral of development costs	-	-	(225,535)
Net cash used by investing activities	(30,600)	(294,734)	(592,638)

Cash flows from financing activities:
Exercise of stock purchase warrants	78,100	398,750	677,600
Sales of common stock, net of issuance costs	125,000	511,440	1,323,807
Principal payments on capital lease	(14,732)	(4,925)	(63,133)
Payments on note payable to bank	-	-	(20,000)
Net cash provided by financing activities	188,368	905,265	1,918,274

Net change in cash	(134,901)	(194,504)	16,863
Cash, beginning of period	151,764	346,268	0
Cash, end of period	$16,863	$151,764	$16,863

Interest paid in cash	$7,516	$3,042	$10,558
Non-cash investing and financing activities:
Common stock issued for:
Equipment	$5,850	$16,476	$22,326
Mineral properties	$65,000		$264,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired	$17,485	$75,000	$110,760

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

1.	Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mineral resources in the Greater Coeur d’ Alene Mining District of North Idaho and extending into Western Montana.

The Company has started minor production from high grade reserves located near the surface with the strategy to generate cash to be used for additional exploration to discover major mineral resources on its properties. The Company has not yet developed sufficient reserves to justify investment in a major mine, thus it remains in the development stage.

2.	Summary of Significant Accounting Policies

Development Stage Enterprise
The Company's financial statements are prepared pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. The majority of the Company’s gold concentrate sales are to one customer, Barrick Goldstrike Mines of Carlin, Nevada.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Inventory
Dore' and concentrate inventories are stated at the lower of cost or net realizable value determined by using a weighted average method.

Income Taxes
Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Fair Values of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts payable, and accrued payroll and payroll-related expenses approximated their fair values as of December 31, 2005 and 2004.

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2005 and 2004, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

Cash Equivalents
The Company considers cash in banks and other deposits with an original maturity of three months or less, that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

Buildings and Equipment
Buildings and equipment are stated at the lower of cost or estimated net realizable value. Depreciation and amortization is based on the estimated useful lives of the assets and is computed using straight-line and units-of-production methods. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Mineral Properties
Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Mineral Properties, continued:
If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Mine Exploration and Development Costs
The Company records exploration costs as operating expenses in the period they occur, and capitalizes exploration costs on discrete mineralized bodies that have proven reserves and are in development or production. Mine development costs are capitalized after proven and probable reserves have been identified and classified as deferred development costs until production ensues. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Property Evaluations
Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, existing metals prices, operating capital and costs, and reclamations costs. All costs used in the carrying value analyses are un-escalated. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Reclamation and Remediation
The Company’s mineral properties have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records a liability for the present value of estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. If there is a current impairment of an asset’s carrying value and a decision is made to permanently close the property, changes to the liability will be recognized currently and charged to the provision for closed operations and environmental matters.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Reclamation and Remediation continued:
For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is to be performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that its liabilities have potentially changed.

Common Stock Issued Other than for Cash
All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

Recent Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, “freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Recent Pronouncements, continued:
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

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS No. 143.” FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

2.	Summary of Significant Accounting Policies, continued:

Recent Pronouncements, continued:
The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 became effective on January 1, 2006, although we do not expect the adoption to have a material effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

3.	Buildings and Equipment

Buildings and equipment at December 31, 2005 and 2004, consisted of the following:

	2005	2004
Mill building at cost	$55,689	$51,223
Milling equipment at cost	549,093	532,538
Less accumulated depreciation	(13,837)	--
Total mill	$590,945	$583,761

Mine building and equipment at cost	95,766	74,125
Less accumulated depreciation	(26,486)	--
Total mine building and equipment	69,280	74,125
Total	$660,225	$657,886

Buildings and equipment were placed in service during 2005, so depreciation was taken.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

3.	Buildings and Equipment, continued:

At December 31, 2005 and 2004, milling equipment included assets under capital lease amounting to $92,485, and $75,000, respectively. The leases have been amortized over the terms of the respective lease. Accumulated amortization at December 31, 2005 was approximately $3,900. Future minimum lease payments for the related obligations under capital lease are $19,395 in 2006, $21,595 in 2007, $21,046 in 2008, and $10,791 in 2009.

4.	Mineral Properties and Deferred Development Costs

Mineral properties and deferred development costs are as follows:

	December 31, 2004
		Deferred
	Properties	Costs	Total
New Jersey Mine
Grenfel	$100,000	$7,324	$107,324
Coleman	265,000	221,446	486,446
Silver Strand	74,704	58,300	133,004
CAMP	30,000		30,000
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Total	$500,204	$287,070	$787,274

	December 31, 2005
		Deferred
	Properties	Costs	Total
New Jersey Mine
Grenfel	$100,000	$7,324	$107,324
Coleman	265,000	221,446	486,446
Golden Chest	65,000		65,000
Silver Strand	74,704	58,300	133,004
CAMP	30,000		30,000
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Less Accumulated
Amortization	(17,467)		(17,467)
Total	$547,737	$287,070	$834,807

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

4.	Mineral Properties and Deferred Development Costs, continued:

Grenfel The Company's Grenfel property is a leasehold interest covering the mineral rights of 68 acres located at the New Jersey Mine Area of Interest. The lease was acquired from Mine Systems Design ("MSD") in 2001 in exchange for 1,000,000 shares of the Company’s common stock. The 1,000,000 shares were valued at $0.10 per share, which approximated the market price for the restricted common stock on the date of the lease. MSD is also a major shareholder of the Company and is owned by Fred Brackebusch and Grant Brackebusch, officers and directors of the Company. The lease has a fifteen year term, and includes a 3% Net Smelter Return ("NSR") royalty that will be paid to MSD on any production achieved from the property. Deferred development costs at December 31, 2005 and 2004, consist primarily of drilling and tunnel development expenditures.

Coleman The Coleman property is located at the New Jersey Mine Area of Interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002, with the acquisition of Gold Run Gulch Mining Company. Deferred development costs at December 31, 2005 and 2004, consist primarily of drilling and tunnel development expenditures.

Silver Strand The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (“Trend”) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5% . In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. The Company valued the property at $74,704 which represented the estimated market value of the property at the date of acquisition. Deferred development costs at December 31, 2005 and 2004, consist primarily of drilling and permitting expenditures.

CAMP The CAMP property was acquired as part of the Company’s acquisition of Plainview Mining Company in 1997. The CAMP property covers approximately 380 acres and is an underground exploration project. The Company holds a 17.75% interest in the CAMP property; the remaining ownership is held by various other mining companies, including Coeur d’Alene Mines Corporation, which acts as the operator. The Company receives a $100 monthly advance royalty payment and will receive a 7.1% net profits interest, if the property is put into production.

NewJersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

4.	Mineral Properties and Deferred Development Costs, continued:

Roughwater/Silver Button The Silver Button claim is the remaining property of the ten claims acquired from Roughwater Mining Company. During 2005, the other nine Roughwater unpatented claims were dropped. In 2001, the Company purchased the property through the issuance of 255,000 shares of its common stock to Roughwater Mining Company. The shares were valued at $0.10 per share, for a total acquisition cost of $25,500.

Lost Eagle Lost Eagle is a gold and silver exploration project consisting of five claims covering 100 acres of federal land administered by the U.S. Forest Service. In 2001, the Company issued 50,000 shares of stock to an individual to acquire the property. The shares were valued at $0.10 per share for a total acquisition cost of $5,000.

Wisconsin Teddy The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. Bureau of Land Management. The project has no carrying value.

Zanetti Mining Lease The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the Consumer Price Index. At December 31, 2005, the gold price that would cause additional production royalties to be payable was $662 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessors may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time.

Golden Chest Mining Leases
On September 5, 2003, the Company entered into an exploration agreement and lease option with Paymaster Resources, Inc. (“Paymaster”) to explore the Golden Chest property. The exploration agreement, with option to lease, was subsequently assigned to Metaline Contact Mines (“Metaline”) in February 2004. The term of the exploration agreement was 2½ years, commencing June 13, 2003. Pursuant to the terms of the agreement, the Company conducted an economic study of the Golden Chest open pit resource. As consideration for the agreement, the Company issued Paymaster (Metaline) 10,000 shares of its common stock during every six-month period of the exploration agreement.

NewJersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

4.	Mineral Properties and Deferred Development Costs, continued:

Golden Chest Mining Leases, continued:
Under this exploration agreement, 20,000 shares were issued in both 2004 and 2003. During 2004 and 2003, the Company recorded $12,000 and $8,000, respectively of exploration expense in connection with these issuances based upon its estimate of the fair value of the shares of common stock issued.

On November 7, 2003, the Company signed an exploration agreement and lease option with Prichard Creek Resource Partners LLC (“Prichard”) to explore Prichard’s property, which is adjacent to the Golden Chest. The term of the exploration agreement is 2½ years commencing June 13, 2003. On January 3, 2005, the Company exercised the Option to Lease the Golden Chest mine in accordance with the exploration agreements with Metaline and Prichard, thus terminating the exploration agreements. The terms of both lease agreements are 15 years. The Company issued 130,000 shares of restricted common stock upon the signing of these leases. Each lease requires the Company to pay either Metaline or Prichard, depending on which claims the production came from, a royalty of 3% of net smelter returns. Both leases also have an additional net smelter royalty of up to another 3% tied to a sliding scale gold price indexed to the June 2003 Consumer Price Index (CPI). Using the December 2004 CPI, the gold trigger prices for additional net smelter royalties were as follows: less than $429 = no additional royalty, $429 to $482 = 1.0%, $482 to $536 = 1.5%, $536 to $589 = 2.0%, and greater than $589 = 3.0% . Thus, the maximum net smelter royalty that can be paid is 6%. For the year ending December 31, 2005, 648.8 ounces of gold were sold and $10,089 in royalties were paid to Metaline.

In addition to the royalty, the Company is obligated to pay 50,000 shares of its common stock to Metaline after each successive increment of 10,000 troy ounces of gold sold from the property and a one-time payment of 30,000 shares to Prichard upon commencement of commercial production.

5.	Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2005 or 2004, as it had no taxable income. At December 31, 2005 and 2004, the Company had federal net operating loss carry forwards available for income tax purposes of approximately $2,000,000 and $1,400,000, respectively, which will expire through 2025, and associated deferred tax assets of approximately $680,000 and $476,000, respectively. The deferred tax assets were calculated assuming a 34% marginal tax rate, and have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

5.	Income Taxes, continued:

The Company’s net operating loss carry forwards expire as follows:

Year	Carry Forward
2017	$ 33,000
2018	27,000
2021	4,000
2022	36,000
2023	380,000
2024	930,000
2025	590,000
$2,000,000

6.	Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2005 or 2004.

Private Placements
In November 2003, the Company offered units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, to certain investors pursuant to Regulation D, Rule 506. The Company offered 2,000,000 units at $0.40 per unit. Each unit consisted of one share of the Company's restricted common stock and a one-half stock purchase warrant, whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.70 per share until April 1, 2005. Through December 31, 2003, 795,000 units had been sold generating net proceeds of $318,000. On February 19, 2004, the Company completed this placement, resulting in the sale of an additional 932,500 units that generated additional proceeds of approximately $372,000.

In November 2004, the Company offered units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, to certain investors pursuant to Regulation D, Rule 506. The Company offered 2,700,000 units at $0.55 per unit.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

6.	Equity, continued

Private Placements, continued:
Each unit consisted of one share of the Company's restricted common stock and a one-half stock purchase warrant, whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.85 per share until April 1, 2006. Through December 31, 2004, 251,700 units had been sold generating net proceeds of $137,940. On January 31 2005, the Company completed this placement, resulting in the sale of an additional 9,100 units that generated additional proceeds of approximately $5,000.

On March 29, 2005 the Company completed an offering of units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, to certain investors pursuant to Regulation D, Rule 506. The Company sold 200,000 units at $0.40 per unit and generated $80,000 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the Company's restricted common stock at $0.60 per share until April 1, 2007.

On October 12, 2005 the Company completed an offering of units consisting of shares of its common stock and common stock purchase warrants, in a non-brokered private placement, to certain investors pursuant to Regulation D, Rule 506. The Company sold 100,000 units at $0.40 per unit and generated $40,000 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the Company's restricted common stock at $0.60 per share until June 1, 2010.

Exercise of Warrants
During 2005 and 2004, common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2005 and 2004, the Company issued 195,250 and 1,437,500 shares, respectively, of its restricted common stock at prices ranging from $0.25 to $.70 per share, generating net proceeds of $78,100 and $398,750, respectively, pursuant to the exercise of these warrants.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

6.	Equity, continued

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants for the years ended December 31, 2005, 2004, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2003	1,747,500	$0.25-0.70
Issued in connection with warrants exercised(1)	547,500	0.70
Issued in connection with private placement	731,475	0.60-0.85
Exercised	(1,437,500)	0.25-0.70
Cancelled	(83,750)	0.60-0.70
Balance, December 31, 2004	1,505,225	0.60-0.85
Issued in connection with warrants exercised(1)	195,250	0.60
Issued in connection with private placement	309,550	0.60-0.85
Exercised	(195,250)	0.40
Expired	(750,625)	0.60-0.70
Balance, December 31, 2005	1,064,150 (2)	0.60-0.85

(1)	During 2005 and 2004, the Company issued 195,250 and 547,500 stock purchase warrants, respectively, to investors as an inducement to exercise warrants previously granted.

(2)	These warrants expire as follows:

Shares	Price	Expiration Date
66,400	$0.85	April 1, 2006
502,500	$0.70	September 1, 2006
200,000	$0.70	April 1, 2007
295,250	$0.60	June 1, 2010
1,064,150

Common Stock Issued for Equipment
During 2005 and 2004, the Company issued 11,500 and 28,650 shares, respectively, of its restricted common stock to vendors for equipment purchased. The Company recorded $4,700 and $16,476, respectively, during 2005 and 2004, based upon the value of the equipment purchased and shares issued.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

6.	Equity, continued

Common Stock Issued for Services
During 2005 and 2004, the Company issued 82,170 and 26,750 shares, respectively, of its restricted common stock for services rendered the Company. The Company recorded $37,826 and $14,550, respectively, based upon the value of the services rendered and the shares issued.

7.	Related Party Transactions

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

In addition to the related party transactions described in notes 4 and 6, the Company had the following transactions with related parties:

  During the years ended December 31, 2005 and 2004, the Company issued 274,275 and 75,700 shares, respectively, of its restricted common stock valued at $111,125 and $48,617, respectively, to Fred Brackebusch for management services. During 2004, the Company issued 7,760 shares of its restricted common stock, valued at $4,656, to Grant Brackebusch for management services.

  During the years ended December 31, 2005 and 2004, the Company issued 60,000 and 70,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. Fred, Grant and Tina Brackebusch each received 10,000 shares as directors of the Company. These stock awards were recorded as directors' fees of $21,600 and $49,000, respectively, based upon the estimated value of the shares issued and services rendered.

  During the year ended December 31, 2005, the Company issued 11,700 shares of its restricted common stock valued at $4,500 to Mine Systems Design, Inc. (MSD) for office rent, and also issued 6,650 shares of its restricted common stock valued at $2,658 to MSD for equipment. The Company paid $1,500 to MSD for office rent in the first quarter of 2005. During the year ended December 31, 2004, the Company paid MSD $2,000 for equipment and $4,000 for rental of office equipment. The Company also issued MSD 9,200 shares of its restricted common stock valued at $5,520 for a vehicle.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements, continued:

8.	Commitments and Contingencies

At December 31, 2005 and 2004, the Company had accrued $12,500 relating to a reclamation liability at the New Jersey Mine site based on management's estimate of the disturbed area existing at the property and the related costs to reclaim the area. It is likely that in the near-term the Company will become responsible for additional reclamation liabilities as it continues in the development of its properties and eventually begins commercial production.

The Company owns or leases several mineral properties located in the Coeur d’Alene River Basin. In recent years, certain other companies involved in mining activities on property interests upland of the Coeur d' Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and have entered into consent decrees with the Environmental Protection Agency and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental claims or assessments. It is possible, however, that the Company’s obligation could change in the near or longer term, and the resultant liability or claim for damages could have a material adverse effect on the Company.

9.	Subsequent Events

On December 20, 2005 the Company’s Board of Directors authorized a private placement of stock to raise funds for the Company’s proposed exploration program. The offering consisted of 4,000,000 units at a price of $0.30 per unit with each unit consisting of one share of restricted common stock plus one full warrant whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.50 per share until March 1, 2008. The offering was made in a non-brokered private placement to certain investors pursuant to Regulation D, Rule 506. As of March 28, 2006, 1,430,000 units had been sold generating proceeds of $429,000.

[The balance of this page has been intentionally left blank.]

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

An evaluation was performed by the Company's president and principal accounting officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the president and principal accounting officer concluded that disclosure controls and procedures were effective as of December 31, 2005, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There has been no change in our internal control over financial reporting during the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

[The balance of this page has been intentionally left blank.]

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	61	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	36	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	63	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	59	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	61	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	36	Secretary	1/1/1997

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

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. on the Carlin Trend in open pit mine planning and pit supervision for 3 years. He also has worked with Mine Systems Design, Inc. performing various engineering and geotechnical tasks. He supervises the daily operations of New Jersey Mining Co. which include mine operations, mill operations, management of contractors, construction, engineering, and is also responsible for the Company’s environmental monitoring and permitting.

Ivan R. Linscott, PhD is a physicist at Stanford University. He is a Senior Research Associate for radioscience spacecraft instrument development and is Co-Investigator and Science Team Member for

the New Horizons Mission to encounter the planet Pluto. Dr. Linscott has a strong interest in doing research on exploration techniques in the Coeur d’Alene Mining District.

William C. Rust is a metallurgical engineer with extensive experience in the Silver Valley. He worked for Asarco as Chief Metallurgist. Later he worked for CoCa mines at Grouse Creek in Central Idaho and for McCulley, Frick and Gilman, an environmental consulting firm. He was with Getchell Gold Inc. in Nevada where he was Mill Manager and Senior Metallurgist for a 3,200 ton/day gold plant. Currently, Mr. Rust is self-employed as a metallurgical engineering consultant. Mr. Rust is a member of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a -3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred Brackebusch President	2003	0	0	0	75,564	0	0	0
	2004	36,000	0	0	41,754	0	0	0
	2005	36,000	0	0	114,725	0	0	0
Grant Brackebusch Vice Pres.	2003	0	0	0	75,481	0	0	0
	2004	72,000	0	0	7,000	0	0	0
	2005	72,000	0	0	3,600	0	0	0
Ivan R. Linscott Director	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
William C. Rust Director	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
M. Kathleen Sims Director	2003	0	0	0	1,200	0	0	0
	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
Tina C. Brackebusch Secretary	2003	0	0	0	1,200	0	0	0
	2004	2,070	0	0	7,000	0	0	0
	2005		0	0	3,600	0	0	0

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

Officers and Directors were paid for their services with 3,000 shares of restricted common stock per year for the year 2003 and 10,000 shares of restricted common stock in 2004 and 2005. A value of $0.40 per share was ascribed to the shares in 2003, $0.70 per share in 2004, and $0.36 per share in 2005.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date - March 6, 2005.

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,915,757 indirect (a) 577,075 direct	37.56%
Common	Grant A. Brackebusch P.O. Box 131 Silverton, ID 83837	918,793 indirect (b) 259,136 direct	5.21%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,719,500 direct 612,000 indirect	10.31%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, ID 83873	20,000	0.09%
Common	William C. Rust, Director P.O. Box 648 Wallace, ID 83873	20,000	0.09%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, ID 83814	23,000	0.10%
Common	Tina C. Brackebusch, Secretary P.O. Box 131 Silverton, ID 83867	38,000	0.17%
Common	All Directors and Officers as a group (6 individuals)	9,771,761	43.22%

(1)Based upon 22,609,995 outstanding shares of common stock at March 6, 2006.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc.(MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc.(MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the directors or officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company issued 60,000 and 70,000 shares, respectively, of its restricted common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $21,600 and $49,000, respectively, based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 10,000 shares as Directors or Officers in each respective year.

During the years ended December 31, 2005 and 2004, the Company issued 274,275 and 75,700 shares, respectively, of its restricted common stock valued at $111,125 and $48,617, respectively, to Fred Brackebusch for management services. During 2004, the Company issued 7,760 shares of its restricted common stock, valued at $4,656, to Grant A. Brackebusch for management services.

During the year ended December 31, 2005, the Company issued 11,700 shares of its restricted common stock valued at $4,500 to Mine Systems Design, Inc. (MSD) for office rent, and also issued 6,650 shares of its restricted common stock valued at $2,658 to MSD for equipment. The Company paid $1,500 to MSD for office rent in the first quarter of 2005. During the year ended December 31, 2004, the Company issued 9,200 shares of its restricted common stock to MSD for a pickup valued at $5,520, and paid MSD $2,000 for equipment and $4,000 for rent.

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

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $17,755 and $19,148 respectively.

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

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

[The balance of this page has been intentionally left blank.]

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 29, 2006	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 29, 2006	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 29, 2006	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 29, 2006	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 29, 2006	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]