Form 10QSB
period 2006-03-31
NEW JERSEY MINING CO
filed 2006-05-15
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act) Yes [           ] No [ x ]

On April 27, 2006, 27,213,905 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [           ] No [ x ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2006

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$408,820
Receivable	30,000
Inventory	29,426
Total current assets	468,246

Building and equipment, net of depreciation	616,810
Mineral properties, net of amortization	857,253

Total assets	$1,942,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,583
Accrued payroll related expenses	1,562
Obligation under capital lease – current portion	19,923
Total current liabilities	64,068

Accrued reclamation costs	12,500
Obligation under capital lease, non-current	48,249

Total liabilities	124,817

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 24,445,905 shares issued and outstanding	4,006,167
Deficit accumulated during the development stage	(2,188,675)
Total stockholders’ equity	1,817,492

Total liabilities and stockholders’ equity	$1,942,309

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three-Month Periods ended March 31, 2006 and 2005 and for the period from inception (July 18,
1996) through March 31, 2006
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2006	2005	March 31, 2006
Revenue:
Sales of gold	$40,429		$49,709
Sales of concentrate	77,472	$24,814	329,485
Total revenue	117,901	24,814	379,194

Costs and expenses:
Production costs	115,855	38,342	358,337
Management fees	52,241	51,459	416,296
Exploration expense	2,958	27,260	773,590
Depreciation and amortization	21,500	1,898	79,290
General and administrative expenses	53,138	67,291	895,786
Total operating expenses	245,692	186,250	2,523,299

Other (income) expense:
Timber sales			(51,695)
Net royalties and other income	3,898	(432)	(48,528)
Interest expense	3,425	1,726	23,843
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	7,323	1,294	44,570

Net loss	$135,114	$162,730	$2,188,675

Net loss per common share-basic	$0.01	$0.01	$0.15

Weighted average common
shares outstanding-basic	23,221,965	21,733,238	14,856,854

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Three-Month Periods ended March 31, 2006 and 2005 and for the period from inception (July 18,
1996) through March 31, 2006
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net loss	$(135,114)	$(162,730)	$(2,188,675)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	21,500	1,898	79,290
Write-off of equipment		11,272	11,272
Write-off of goodwill and investment			120,950
Stock issued for:
Management and directors fees	26,438	23,313	423,911
Services and other	7,561	9,800	79,829
Exploration		5,500	36,321
Change in:
Inventory	39,384		(29,426)
Accounts receivable	(30,000)	(24,814)	(30,000)
Other assets		2,346	1,722
Accounts payable	(54,688)	20,348	39,613
Accrued payroll and related payroll expenses	(7,439)	(350)	1,562
Accrued reclamation costs			12,500
Net cash used by operating activities	(132,358)	(113,417)	(1,441,131)

Cash flows from investing activities:
Purchases of building and equipment	(530)	(5,915)	(399,998)
Purchases of mineral property			(5,904)
Cash of acquired companies			38,269
Deferral of development costs			(225,535)
Net cash used by investing activities	(530)	(5,915)	(593,168)

Cash flows from financing activities:
Exercise of stock purchase warrants			677,600
Sales of common stock, net of issuance costs	529,500	85,000	1,853,307
Principal payments on capital lease	(4,655)	(3,054)	(67,788)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	524,845	81,946	2,443,119

Net change in cash	391,957	(37,386)	408,820
Cash, beginning of period	16,863	151,764	0
Cash, end of period	$408,820	$114,378	$408,820
Interest paid in cash	$3,425	$1,725	$13,983

Non-cash investing and financing activities:
Common stock issued for:
Equipment			$21,176
Mineral properties		$65,000	$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$92,485

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MIINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

3.           Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended March 31, 2006 and 2005, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of March 31, 2006, the Company had 2,829,150 outstanding warrants that could potentially dilute basic EPS in the future.

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

NEW JERSEY MIINING COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.           Inventory

Ore and concentrate inventories are stated at the lower of cost or net realizable value determined by using a weighted average method.

6.           Reclassifications

Certain prior period amounts have been reclassified to conform to the 2006 financial statement presentation. These reclassifications have no effect on net loss as previously reported.

7.           Adoption of new accounting principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. SFAS 123(R) supersedes previous accounting guidance under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the three months ended March 31, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s highest ranked exploration project is the Idaho vein at the Golden Chest mine. Three additional exploration drillholes were drilled in late 2005 with all three intersecting the Idaho vein and some additional hangingwall veins. This drilling has demonstrated the continuity of the vein and the potential for discovering ore reserves on the Idaho vein. The average thickness based on exploration drilling so far is 6.1 meters with an average grade of 6.61 grams/tonne gold. Exploration drilling resumed in late April and will continue during the summer months.

Mining operations on the Katie Dora vein at the Golden Chest mine continued in the first quarter of 2006. The up-dip extent of the ore shoot being mined was reached during the quarter and currently mining operations are in retreat mode with removal of pillars. The ramp is being extended to access the lower part of the known reserves. The ramp extension is about 40% complete at the date of this report. Other mineralized veins have been intersected by the mining operations and these are being evaluated for reserve potential.

Management ranks its Silver Strand mine as the next most promising exploration site ranking behind the Idaho vein. Operating permits have been received for mining and exploration at the Silver Strand mine which is located on unpatented claims on public land. Mining plans are to develop infrastructure, drive a new adit, and mine a reserve block above the main adit level in 2006. Drilling plans are to test geophysical anomalies which were found in 2004. Funds are available to complete the planned work at the Silver Strand mine in 2006.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. It is planned to drive a crosscut at the lowest adit level to test the North Coleman area, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects. Funds are available to complete these exploration plans, but exploration work at the Golden Chest and Silver Strand mines will take higher priority.

Finally, 2006 plans include adding a concentrate leach circuit at the New Jersey mineral processing plant. Concentrate would be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit will be to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid reliance on one customer as is currently the case with the concentrates. Currently, detailed design drawings are being completed and major equipment is being purchased.

Financial Condition – The Company has maintained a minimal cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. As a result of financing activities near the end of the first quarter of 2006, the cash balance increased to $408,820, and Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations – Operations only commenced in the second quarter of 2005 so comparisons to previous periods are not relevant. Revenue for the first quarter of 2006 exceeded production costs by $2,046. Figure 2 shows the net loss for the first quarter of 2006 of $135,114 and the net losses in previous accounting periods.

Gold and silver production in pyrite concentrates were 132 ounces and 1,188 ounces in the first quarter, respectively. Gold production was less than expected because of lower than expected ore grade. Gold production is expected to range from 300 to 400 ounces per quarter during the next two quarters and silver production is expected to increase in the third quarter when Silver Strand ore processing starts. Revenues were $117,901 in the first quarter.

Mining operations at the Golden Chest mine are projected to continue for approximately 15 months based on existing ore reserves. Efforts are being made to expand the amount of ore reserves in parallel veins and separate ore shoots, but no assurance can be made at this time whether additional reserves will be found.

Mining and mineral processing operations have continued through the first quarter in a normal manner. A third employee has been hired at the Golden Chest mine.

Mining operations are planned to start at the Silver Strand mine in 2006 as soon as snow melts on the access roads, a road use agreement is signed and a bond posted. Initial work will involve driving a new adit, building the water collection and land application system and other infrastructure work. Production of ore is now expected to start in the third quarter. The Company has sufficient funds to commence operations at the Silver Strand mine.

Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process. The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects to be able to continue the present operating scenario at the Golden Chest mine, to be able to commence production at the Silver Strand mine, to continue to operate the mineral processing plant, and to conduct planned exploration drilling activities for the foreseeable future, considering available funds and projected cash flows from operations.

Item 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. And on that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2006, the Company made an offer to certain accredited and sophisticated investors. No underwriter or brokers were involved in the sale and, therefore, no commissions were paid. Units were sold for $0.30 and each unit consisted of one share of common stock plus one warrant exercisable to purchase one common share for $0.50 per share until March 1, 2008. A total of 1,765,000 units were sold in the period ending March 31, 2006 for $529,500. On April 13, 2006, the Company completed this offering, resulting in the sale of an additional 2,635,000 units that generated additional proceeds of $790,500. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 62,000 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the first quarter of 2006. The shares were valued at a price of $0.43 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2006, the Company issued 16,410 shares at an average price of $0.46 to various accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

ITEM 3.02        UNREGISTERED SALES OF EQUITY SECURITIES, April 13, 2006.

[The balance of this page has been intentionally left blank.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: May 12, 2006

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 12, 2006