Form 10QSB
period 2006-06-30
NEW JERSEY MINING CO
filed 2006-08-10
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

On July 31, 2006, 27,256,155 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [               ] No [ X ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2006

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$888,465
Accounts Receivable	61,118
Inventories	40,760
Total current assets	990,343

Building and equipment, net of depreciation	759,265
Mineral properties, net of amortization	819,939

Total assets	$2,569,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$95,457
Accrued payroll related expenses	3,522
Obligation under capital lease – current portion	20,465
Equipment note payable – current portion	6,686
Total current liabilities	126,130

Accrued reclamation costs	12,500
Obligation under capital lease, non-current	42,924
Equipment note payable, non-current	26,685

Total liabilities	208,239

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 27,245,255 shares issued and outstanding	4,858,692
Deficit accumulated during the development stage	(2,497,384)
Total stockholders’ equity	2,361,308

Total liabilities and stockholders’ equity	$2,569,547

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six-Month Periods ended June 30, 2006 and 2005 and for the period from inception
(July 18, 1996) through June 30, 2006
(Unaudited)

					From Inception
					(July 18, 1996)
					Through
	June 30, 2006		June 30, 2005		June 30, 2006
	Three Months	Six Months	Three Months	Six Months
Revenue:
Sales of gold	0	$40,429	$9,150	$9,150	$49,709
Sales of concentrate	$60,563	138,035	21,283	46,097	390,048
Total revenue	60,563	178,464	30,433	55,247	439,757

Cost and expenses
Production costs	131,031	246,886	$80,155	$118,497	489,368
Management fees	58,446	110,687	42,400	65,713	474,742
Exploration expense	124,434	127,392	$8,732	$35,992	898,024
Gain on Sale of mineral property	(90,000)	(90,000)			(90,000)
Depreciation and amortization	23,303	44,803	11,995	13,892	102,593
General and administrative expenses	115,443	168,581	60,693	156,131	1,011,229
Total operating expenses	362,657	698,349	203,975	390,225	2,885,956

Other (income) expense:
Timber Sales					(51,695)
Net royalties and other income	4,989	8,887	(11,770)	(12,202)	(43,539)
Interest expense (net)	1,626	5,052	1,648	3,374	25,469
Write-off of goodwill					30,950
Write-off of investment					90,000
Total other (income) expense	6,615	(76,061)	(10,122)	(8,828)	51,185

Net loss	$308,709	$443,824	$163,420	$326,150	$2,497,384

Net loss per common share-basic	$0.011	$0.018	$0.007	$0.015	$0.164

Weighted average common shares
outstanding-basic	27,233,896	25,233,985	21,959,769	21,841,967	15,182,884

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Six-Month Periods ended June 30, 2006 and 2005 and for the period from inception (July 18, 1996)
through June 30, 2006
(Unaudited)

			From Inception
			(July 18, 1996)
	June 30,	June 30,	Through
	2006	2005	June 30, 2006

Cash flows from operating activities:
Net loss	$(443,824)	$(326,150)	$(2,497,384)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	44,803	13,892	102,593
Write-off of equipment		11,272	11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property	(90,000)		(90,000)
Stock issued for:
Management and directors fees	42,688	65,713	440,161
Services and other	51,336	20,278	123,604
Exploration		12,500	36,321
Change in:
Inventory	28,050		(40,760)
Accounts receivable	(61,117)	(33,924)	(61,118)
Other assets		2,346	1,722
Accounts payable	(1,814)	24,469	92,487
Accrued payroll and related payroll expenses	(5,479)	3,471	3,522
Accrued reclamation costs			12,500
Net cash used by operating activities	(435,357)	(206,133)	(1,744,130)

Cash flows from investing activities:
Purchases of building and equipment	(123,047)	(27,283)	(522,515)
Proceeds from sale of mineral property	120,000		114,096
Cash of acquired companies			38,269
Deferral of development costs			(225,535)
Net cash used by investing activities	(3,047)	(27,283)	(595,685)

Cash flows from financing activities:
Exercise of stock purchase warrants			677,600
Sales of common stock, net of issuance costs	1,320,000	105,000	2,643,807
Principal payments on capital lease	(9,994)	(6,186)	(73,127)
Payments on note payable to bank			(20,000)
Net cash provided by financing activities	1,310,006	98,814	3,228,280

Net change in cash	871,602	(134,602)	888,465
Cash, beginning of period	16,863	151,764	0
Cash, end of period	$888,465	$17,162	$888,465
Interest paid in cash	$5,521	$3,374	$16,079

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$2,000	$5,850	$23,176
Mineral properties		$65,000	$199,300
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$63,332
Note payable for equipment acquired	$33,927		$33,927

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1. Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

2. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mining resources in Idaho.

3. Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended June 30, 2006 and 2005, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of June 30, 2006 the Company had 5,530,750 outstanding warrants that could potentially dilute basic EPS in the future.

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

5. Inventory

Gold and concentrate inventories are stated at the lower of cost or net realizable value determined by using a weighted average method.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the three and six months ended June 30, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

The Company is executing its strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three mines at which most exploration is being conducted; the Golden Chest, the Silver Strand, and the New Jersey. Production of gold ore is in progress at the Golden Chest mine. Permitting has been completed and production of silver-gold ore is planned at the Silver Strand mine in 2007. Production from lower grade reserves at the New Jersey open pit mine is being conducted to provide mill feed when higher grade ore from the Golden Chest is not available.

The Company’s highest ranked exploration project is the Idaho vein at the Golden Chest mine. During the second quarter seven additional exploration drillholes were completed, mostly to the south of the previous drillholes. This recent drilling shows that the Idaho vein is limited to the south so future drilling will be done to the north and down dip to the west. Drilling of the Idaho vein and other targets at the Golden Chest is scheduled to resume in the fourth quarter of 2006.

Mining operations on the Katie Dora vein at the Golden Chest mine continued in the second quarter of 2006. The access ramp was extended 90 meters to intersect the vein at the 955 m elevation. The vein is well mineralized where it was intersected. A drift will be driven to the extent of the ore shoot on 955 m elevation and a raise will be driven on the vein toward the 965 m elevation drift. Ore production was suspended during June in order that work could be concentrated on finishing the access ramp. Currently, ore production has resumed.

Management ranks its Silver Strand mine as the next most promising exploration site ranking behind the Idaho vein. Operating permits have been received for mining and exploration at the Silver Strand mine which is located on unpatented claims on public land. Work commenced near the end of the second quarter of 2006 to complete the necessary infrastructure required by the Operating Plan before ore production can be undertaken. Exploration drilling is planned to test geophysical anomalies which were found in 2004. Funds are available to complete the planned work at the Silver Strand mine in 2006.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. It is planned to drive a crosscut at the lowest adit level to test the North Coleman area, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects. A drilling access road was completed in the second quarter at the Enterprise prospect. Funds are available to complete these exploration plans, but exploration work at the Golden Chest and Silver Strand mines will take higher priority.

The 2006 Plan includes adding a concentrate leach circuit at the New Jersey mineral processing plant. Concentrate would be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit will be to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates. Currently, the plant is about 35% complete with commissioning scheduled for the first quarter of 2007.

Financial Condition – The Company has maintained a minimal cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. As a result of financing activities in March and April of 2006, the cash balance increased to $888,465, and Figure 1 shows the corresponding balances for previous accounting periods. During the second quarter the Company’s interest in the CAMP area was sold for $120,000 cash.

Results of Operations – Operations only commenced during the second quarter of 2005 so comparisons to previous periods are not relevant. Production costs exceeded revenue for the second quarter of 2006 by $70,468 due to suspension of production at the Golden Chest to drive the ramp extension. Figure 2 shows the net loss for the second quarter of 2006 of $308,709, which increased from previous quarters due to increased exploration expenses, and the net losses in previous accounting periods.

Gold production in pyrite concentrates was 128 ounces in the second quarter. Gold production was less than expected because of suspension of stoping at the Golden Chest while driving ramp and processing lower grade Coleman ore in place of the higher grade Golden Chest ore. Gold production is expected to range from 300 to 400 ounces per quarter during the next two quarters. Revenues from concentrate sales were $60,563 in the second quarter.

Mining operations at the Golden Chest mine are projected to continue for approximately 12 months based on existing ore reserves. Efforts are being made to expand the amount of ore reserves in parallel veins and separate ore shoots, but no assurance can be made at this time whether additional reserves will be found. Mining and mineral processing operations have continued through the second quarter in a normal manner.

Mining operations are planned to start at the Silver Strand mine once final details of the Plan of Operations and bond amounts are received from the United States Forest Service. This work may be delayed until the 2007 season. Initial work will involve driving a new adit, building the water collection and land application system and other infrastructure work. Production of ore is not expected to start until the 2007 season. The Company has sufficient funds to commence operations at the Silver Strand mine.

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

Item 3. Controls and Procedures

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Upon that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

The Company has added an internal accountant to the staff during the quarter ended June 30, 2006. This has allowed additional segregation of duties which has improved the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

The Company issued 22,400 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the second quarter of 2006. The shares were valued at a price of $0.725 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter of 2006, the Company issued 141,950 shares at an average price of $0.32 to various accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Reports on Form 8-K.

ITEM 2.01 COMPLETION OF ACQUISITION FOR DISPOSITION OF ASSET, May 23, 2006.

[The balance of this page has been intentionally left blank.]

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: August 10, 2006

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 10, 2006