Form 10QSB/A
period 2006-06-30
NEW JERSEY MINING CO
filed 2006-08-14
CIK 1030192

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
(Unaudited)

					From Inception
					(July 18, 1996)
					Through
	June 30, 2006		June 30, 2005		June 30, 2006
	Three Months	Six Months	Three Months	Six Months
Revenue:
Sales of gold	0	$40,429	$9,150	$9,150	$49,709
Sales of concentrate	$60,563	138,035	21,283	46,097	390,048
Total revenue	60,563	178,464	30,433	55,247	439,757

Cost and expenses
Production costs	131,031	246,886	$80,155	$118,497	489,368
Management fees	58,446	110,687	42,400	65,713	474,742
Exploration expense	124,434	127,392	$8,732	$35,992	898,024
Gain on Sale of mineral property	(90,000)	(90,000)			(90,000)
Depreciation and amortization	23,303	44,803	11,995	13,892	102,593
General and administrative expenses	115,443	168,581	60,693	156,131	1,011,229
Total operating expenses	362,657	608,349	203,975	390,225	2,885,956

Other (income) expense:
Timber Sales					(51,695)
Net royalties and other income	4,989	8,887	(11,770)	(12,202)	(43,539)
Interest expense (net)	1,626	5,052	1,648	3,374	25,469
Write-off of goodwill					30,950
Write-off of investment					90,000
Total other (income) expense	6,615	13,939	(10,122)	(8,828)	51,185

Net loss	$308,709	$443,824	$163,420	$326,150	$2,497,384

Net loss per common share-basic	$0.011	$0.018	$0.007	$0.015	$0.164

Weighted average common shares
outstanding-basic	27,233,896	25,233,985	21,959,769	21,841,967	15,182,884

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
Date: August 14, 2006

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 14, 2006