Form 10QSB
period 2006-09-30
NEW JERSEY MINING CO
filed 2006-11-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ] No [X]

On November 1, 2006, 27,290,235 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2006

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$492,661
Accounts receivable	46,190
Inventories	45,594
Total current assets	584,445

Building and equipment, net of depreciation	942,231
Mineral properties, net of amortization	805,527
Investments	7,500
Other assets	2,500
Total assets	$2,342,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$54,561
Accrued payroll and related payroll expenses	32,038
Obligation under capital lease-current portion	27,647
Equipment note payable-current portion	6,686
Total current liabilities	120,932

Accrued reclamation costs	12,500
Obligation under capital lease-non-current	54,516
Equipment note payable, non-current	25,013

Total liabilities	212,961

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 27,288,985 shares issued and outstanding	4,883,042
Deficit accumulated during the development stage	2,753,800
Total stockholders’ equity	2,129,242

Total liabilities and stockholders’ equity	$2,342,203

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Nine-Month Periods ended September 30, 2006 and 2005 and for the period from inception (July 18, 1996) through September 30, 2006
(Unaudited)

						From Inception
						(July 18, 1996)
						Through
	September 30, 2006			September 30, 2005		September 30, 2006
	Three Months	Nine Months		Three Months	Nine Months
Revenue:
Sales of gold	$0	$40,429		$130	$9,280	$49,709
Sales of concentrate	116,947	254,982		97,931	144,028	506,995
Total revenue	116,947	295,411		98,061	153,308	556,704

Cost and expenses
Production costs	137,235	384,120		84,018	202,515	626,603
Management fees	56,344	167,032		48,937	172,262	531,086
Exploration expense	54,861	182,253		6,796	42,788	952,885
Gain on sale of mineral property		(90,000)				(90,000)
Depreciation and amortization	40,109	84,912		23,272	37,164	142,702
General and administrative expenses	80,084	248,658		46,841	145,360	1,091,313
Total operating expenses	368,633	976,975		209,864	600,089	3,254,589

Other (income) expense:
Timber sales (net)	793	800				(50,902)
Net royalties and other income	3,115	12,001		(40,393)	(52,595)	(40,424)
Interest expense (net)	823	5,875		2,113	5,487	26,292
Write-off of goodwill						30,950
Write-off of investment						90,000
Total other (income) expense	4,731	18,676		(38,280)	(47,108)	55,916

Net loss	$256,417	$700,240		$73,523	$399,673	$2,753,801

Net loss per common share-basic	$0.009	$0.027	$	nil	$0.018	$0.177

Weighted average common shares
outstanding-basic	27,288,985	25,926,513		22,269,926	21,985,539	15,493,876

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended September 30, 2006 and 2005 and for the period from inception (July 18, 1996) through September 30, 2006
(Unaudited)

				From Inception
				(July 18, 1996)
	September 30,		September 30,	Through
	2006		2005	September 30, 2006

Cash flows from operating activities:
Net loss	$(700,240)		$(399,673)	$(2,753,801)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	84,912		37,164	142,702
Write-off of equipment			11,272	11,272
Write-off of goodwill and investment				120,950
Gain on sale of mineral property	(90,000)			(90,000)
Stock issued for:
Management and directors fees	51,438		97,713	448,911
Services and other	56,736		30,838	129,004
Exploration			12,500	36,321
Change in:
Inventories	23,216		(40,000)	(45,594)
Accounts receivable	(46,190)			(46,190)
Other assets			2,346	1,722
Accounts payable	(42,710)		15,738	51,591
Accrued payroll and related payroll expenses	23,037		2,851	32,038
Accrued reclamation costs				12,500
Net cash used by operating activities	(639,801)		(229,251)	(1,948,574)

Cash flows from investing activities:
Purchases of building and equipment	(300,319)		(27,283)	(699,787)
Proceeds from sale of mineral property	120,000			114,096
Purchase of investments	(7,500)			(7,500)
Cash of acquired companies				38,269
Deferral of development costs				(225,535)
Net cash used by investing activities	(187,819)		(27,283)	(780,457)

Cash flows from financing activities:
Exercise of stock purchase warrants			108,100	677,600
Sales of common stock, net of issuance costs	1,320,000		85,000	2,643,807
Principal payments on capital lease	(16,582)		(10,202)	(79,715)
Payments on note payable to bank				(20,000)
Net cash provided by financing activities	1,303,418		182,898	3,221,692

Net change in cash	475,798		(73,636)	492,661
Cash, beginning of period	16,863		151,764	0
Cash, end of period	$492,661		$78,128	$492,661
Interest paid in cash	$7,183		$5,487	$17,741

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$12,200		$5,850	$34,526
Mineral properties			$65,000	$264,300
Acquisitions of companies, excluding cash				$743,653
Capital lease obligation for equipment acquired	$23,690		$17,485	$134,450
Note payable for equipment acquired	$33,927	$		$33,927

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

3.           Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended September 30, 2006 and 2005, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of September 30, 2006 the Company had 5,028,250 outstanding warrants that could potentially dilute basic EPS in the future.

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

6.           Reclassifications

Certain prior period amounts have been reclassified to conform to the 2006 financial statement presentation. These reclassifications have no effect on net loss or accumulated deficit as previously reported.

7.           Adoption of New Accounting Principle

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. SFAS 123(R) supersedes previous accounting guidance under the intrinsic value method prescribed by Accounting Principles Board Opinion No..25, “Accounting for Stock Issued to Employees” (“APB 25”).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the three and nine months ended September 30, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

The Company is executing its strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company has three mines at which most exploration is being conducted; the Golden Chest, the Silver Strand, and the New Jersey. Production of gold ore is in progress at the Golden Chest mine. Permitting has been completed and production of silver-gold ore is planned at the Silver Strand mine in 2007. Production from lower grade reserves at the New Jersey open pit mine is conducted from time to time to provide mill feed when higher grade ore from the Golden Chest is not available.

The Company’s highest ranked exploration project is the Idaho vein at the Golden Chest mine. During the second quarter seven additional exploration drillholes were completed, mostly to the south of the previous drillholes. This recent drilling shows that the Idaho vein is limited to the south so future exploration will be done to the north and down dip to the west. It is planned to conduct future exploration of the Idaho vein by using an underground ramp and short drill holes. Drilling of the other targets at the Golden Chest has been deferred until 2007 because of the lateness of the season.

During the third quarter, the Company staked 6 unpatented lode claims on a new gold prospect, named the Gold Butte, near the Golden Chest mine.

Mining operations on the Katie Dora vein at the Golden Chest mine continued in the third quarter of 2006. The vein was exposed in a drift on 955 level, 10 m below the previous mining level. The strike length of the ore shoot increased from 23 to over 40 m from 965 to 955 level. A raise was being driven from the 955 level to the 965 level on the southwest end of the ore shoot during the quarter.

Management ranks its Silver Strand mine as the next most promising exploration site ranking behind the Idaho vein. Operating permits have been received for mining and exploration at the Silver Strand mine which is located on unpatented claims on public land. Some preparation work was conducted in the third quarter including fabrication of settling tanks, installing gates and purchase of equipment. It is planned to resume work at the Silver Strand in spring 2007 because the permitted operational period is from May through October. Management decided it was too late in the season to continue work in 2006.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. It is planned to drive a crosscut at the lowest adit level to test the North Coleman area, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects. During the third quarter, preparations were being made to commence underground exploration at the lower Coleman adit.

The 2006 Plan includes adding a concentrate leach circuit at the New Jersey mineral processing plant. Concentrate would be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit will be to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates. Currently, the plant is about 65% complete with commissioning scheduled for the first quarter of 2007.

During the third quarter, Barrick Goldstrike, Inc. decided to terminate the concentrate purchase agreement with the Company. An interim concentrate purchase agreement has been arranged so that concentrate can be sold until the new leach plant is completed. This situation with concentrate sales has reinforced the Company’s strategy to build a concentrate leach plant.

Financial Condition – The Company has maintained a minimal cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance declined to $492,661 in the third quarter because of capital expenditures and other expenses. Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations – Production costs exceeded revenue for the third quarter of 2006 by $20,288 due to lower grade ore than expected. For the nine month period of 2006, production costs exceeded revenue by $88,709 due to lower grade ore and driving a ramp extension. Figure 2 shows the net loss for the third quarter of 2006 of $256,417 and the net losses in previous accounting periods.

The Company’s net loss increases as exploration activity increases because most exploration costs are expensed. Most non-tangible costs are expensed even if related to mine startup, as at the Silver Strand mine.

Gold production in pyrite concentrates was 196 ounces in the third quarter and 442 ounces year to date. Gold production was less than expected because of suspension of stoping at the Golden Chest while driving ramp and processing lower grade ore from development and the Coleman open pit. Gold production is expected to range from 200 to 400 ounces per quarter during the next two quarters. Revenues from concentrate sales were $116,947 in the third quarter compared to $98,061 for the corresponding 2005 period and $295,411 for the nine month period compared to $153,308 for the corresponding 2005 period.

Mining operations at the Golden Chest mine are projected to continue for approximately 12 months based on existing ore reserves. Efforts are being made to expand the amount of ore reserves in parallel veins and separate ore shoots, but no assurance can be made at this time whether additional reserves will be found. Mining and mineral processing operations have continued through the third quarter in a normal manner. New automatic samplers were installed in the mineral processing plant during the quarter.

Mining operations are planned to start at the Silver Strand mine in the spring of 2007. Initial work will involve driving a new adit, building the water collection and land application system and other infrastructure work. Production of ore is not expected to start until the third quarter of 2007. The Company has sufficient funds to commence operations at the Silver Strand mine.

Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects to be able to continue the present operating scenario at the Golden Chest mine, to be able to commence production at the Silver Strand mine, to continue to operate the mineral processing plant, to conduct underground exploration at the Coleman mine and to conduct planned exploration drilling activities for the foreseeable future, considering available funds and projected cash flows from operations.

Item 3. Controls and Procedures

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Upon that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2006, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

The Company issued 14,580 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the third quarter of 2006. The shares were valued at a price of $0.60 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2006, the Company issued 29,150 shares at an average price of $0.54 to various accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 10, 2006, the Company held an Annual Meeting of Shareholders. The primary matter of the meeting was to elect Directors. A second matter was to transact such other business as may properly come before the Annual Meeting. No other business was transacted at the meeting. A total of 22,089,170 shares or 81.1% of the shares eligible to vote were represented by proxy or person at the meeting. Results are summarized in the table below:

Director	For	Against	Abstain	Non-votes
Fred W. Brackebusch	22,088,170	0	1,000	5,134,685
Grant A. Brackebusch	22,088,170	0	1,000	5,134,685
Ivan R. Linscott	22,088,170	0	1,000	5,134,685
William C. Rust	22,088,170	0	1,000	5,134,685
M. Kathleen Sims	22,088,170	0	1,000	5,134,685

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
Date: November 13, 2006

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 13, 2006