Form 10KSB
period 2006-12-31
NEW JERSEY MINING CO
filed 2007-03-28
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to ____________

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
Common Stock, No par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X ]

The registrant’s revenues for its most recent fiscal year were $339,077.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 1, 2006, as reported by the Over the Counter Bulletin Board was $14,960,000.

At March 1, 2006, the registrant had 30,219,319 outstanding shares of no par value common stock.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X ]

GLOSSARY OF SIGNIFICANT MINING TERMS

Ag-Silver.

Au-Gold.

Alluvial-Adjectivally used to identify minerals deposited over time by moving water.

Argillites-Metamorphic rock containing clay minerals.

Arsenopyrite-An iron-arsenic sulfide. Common constituent of gold mineralization.

Ball Mill-A large rotating cylinder usually filled to about 45% of its total volume with steel grinding balls. The mill rotates and crushed rock is fed into one end and discharged through the other. The rock is pulverized into small particles by the cascading and grinding action of the balls.

Bedrock-Solid rock underlying overburden.

Cu-Copper.

CIL-A standard gold recovery process involving the leaching with cyanide in agitated tanks with activated carbon. CIL means "carbon-in-leach."

Crosscut-A nominally horizontal tunnel, generally driven at right angles to the strike of a vein.

Dip-Angle made by an inclined surface with the horizontal, measured perpendicular to strike.

Deposit-A mineral deposit is a mineralized body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities.

Development Stage-As defined by the SEC- includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage.

Drift-A horizontal mine opening driven on the vein. Driving is a term used to describe the excavation of a tunnel.

Exploration Stage-As defined by the SEC-includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Fault-A fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

Flotation-A physiochemical process for the separation of finely divided solids from one another. Separation of these (dissimilar) discrete solids from each other is affected by the selective attachment of the particle surface to gas bubble.

GPT-grams per metric tonne.

Galena-A lead sulfide mineral. The most important lead mineral in the Coeur d'Alene Mining District.

Grade-A term used to assign the concentration of metals per unit weight of ore. An example-ounces of gold per ton of ore (opt). One troy ounce per short ton is 34.28 parts per million or 34.28 grams per metric tonne.

Mill-A general term used to denote a mineral processing plant.

Mineralization-The presence of minerals in a specific area or geologic formation.

Ore-A mineral or aggregate of minerals which can be mined and treated at a profit. A large quantity of ore which is surrounded by waste or sub-ore material is called an orebody.

Production Stage-As defined by the SEC-includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Pyrite-An iron sulfide. A common mineral associated with gold mineralization. Quartz-Crystalline silica (SiO2). An important rock-forming and gangue material in gold veins.

Quartzites-Metamorphic rock containing quartz.

Raise-An underground opening driven upward, generally on the vein.

Ramp-An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically ramps are inclined at about a 15% grade.

Reserves-That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are subcategorized as either proven (measured) reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and geologic character is so well defined that size, shape, depth, and mineral content are well-established; or probable (indicated) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

Stope-An underground void created by the mining of ore.

Strike-The bearing or azimuth of the line created by the intersection of a horizontal plane with an inclined rock strata, vein or body.

Tetrahedrite-Sulfosalt mineral containing copper, antimony, and silver.

Vein-A zone or body of mineralized rock lying within boundaries separating it from neighboring wallrock. A mineralized zone having a more or less regular development in length, width and depth to give it a tabular form and commonly inclined at a considerable angle to the horizontal.

Wallrock-Barren rock surrounding a vein.

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

Form and Year of Organization
New Jersey Mining Company (“the Company” or “NJMC”) is a corporation organized under the laws of the State of Idaho on July 18, 1996. The Company was dormant until December 31,1996, when all of the assets and liabilities of the New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The New Jersey Joint Venture, a partnership, was formed in 1994 to develop the New Jersey mine. The partnership consisted of Mine Systems Design, Inc. [75%], Plainview Mining Company [13%], Silver Trend Mining Company [10%], Mark C. Brackebusch [1%], and Mascot Silver-Lead Mines, Inc. [1%].

Any Bankruptcy, Receivership or Similar Proceedings
There have been no bankruptcy, receivership or similar proceedings.

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.
There have been no material reclassifications, mergers, consolidations, purchases, or sales for the past three years.

BUSINESS OF THE COMPANY

General Description of the Business
The Company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Niagara copper silver-deposit, the New Jersey mine, the Silver Strand mine, the Golden Chest mine and several other exploration prospects. The Company operates a small (100 tonnes per day) mineral processing facility (mill) in Kellogg, Idaho.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. Our mineral processing plant has been processing ore and other mineralized material from the Golden Chest, New Jersey and Silver Strand properties for the past two years. Our strategy is to produce some income from these properties while we explore them at depth by driving ramps or drifts to and along the mineralized structures. We can then mine and process any economic material to help offset our exploration costs. We also conduct exploratory diamond drilling (surface and underground), and grassroots exploration in the area. We view our mill as another exploration tool that not only helps to provide a source of cash flow, but also allows us to better determine the grade and metallurgical characteristics of our properties. Feed for the mill in 2006 was primarily sourced from the Golden Chest. Currently, the mill is not fully utilized as it is operated four 10-hour days per week.

Our mining operations do not provide enough income to fund our exploration and development activities and corporate overhead so it is necessary for the Company to raise funds through the sale of common stock in private placements to qualified investors. Therefore, our exploration plans and resulting schedules are dependent on our ability to raise sufficient funding. If we cannot raise funds through sales of common stock, our exploration programs may be deferred or delayed.

Competitive Business Conditions
The Company competes on several different fronts within the minerals exploration industry. Currently, the minerals exploration business is very active due to the attractive price levels of metals such as gold, silver, and copper. As a result, we compete with other junior exploration companies for investment capital. There are many junior mining companies competing to attract qualified investors to participate in their equity offerings which may make it more difficult for us to raise capital. Also, we compete with other companies for exploration properties. To date, we have not seen significant activity near our exploration properties, but this may change as metal prices continue to move up. There has been resurgence in exploration activity by junior mining companies in the Silver Belt of the Coeur d’Alene Mining District.

We also compete with other exploration and mining companies within our area for qualified employees. The long bear market in the mining industry caused many young people to find employment in other industries and this has led to a shortage of qualified workers such as miners, drillers and geologists. The tight market for labor has led to increased wages within the industry which has led to higher exploration, development, and mining costs. We pay our key employees a competitive wage so that we can retain them.

We are also subject to the risks inherent to the mineral industry. The primary risk is the low probability of finding a major deposit of ore. We attempt to mitigate this risk by focusing our efforts in an area already know to host ore deposits, and also by acquiring properties we believe have the geologic and technical merits to host potentially economic mineralization. Another significant risk is the price of metals such as copper, gold and silver. If the prices of these metals were to fall substantially, it would most likely lead to a loss of investor interest in the mineral exploration sector which would make it more difficult to raise the capital necessary to move our exploration and development plans forward.

Availability of Service Providers (Diamond Drill Contractors)
The current boom in minerals exploration has led to shortage of diamond drill (core drill) rigs within the industry. This shortage has led to the delay of our exploration drilling programs for up to one year. During the past two years, our diamond drilling costs by have increased by 50% on a per-foot-basis. Given the shortage in diamond drill rigs and increased costs, management decided to purchase a drill-rig so that the exploration of our properties can proceed in a timely and efficient manner.

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

The New Jersey mine, the Silver Strand mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any of our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however the EPA’s Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. New Jersey Mining Company has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ending December 31, 2006 and 2005, we have spent $319,954 and $132,242, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)
No major Federal permits are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the U.S. Bureau of Land Management (BLM) or U.S. Forest Service (USFS), requires a Plan of Operation to be submitted. Our exploration programs can be delayed for significant periods of time (one to two years) because of the slow NEPA permitting process applied by the USFS. We believe the USFS permitting delays are caused by insufficient manpower, complicated regulations, misplaced priorities and sympathy for environmental groups who oppose any mining project.

The Company submitted a Plan of Operation to the USFS in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. The USFS conducted an Environmental Assessment (EA) of the plan and requested public comments on the EA in September 2004. In June 2005, the USFS issued a final Decision Notice and Finding of No Significant Impact which essentially approved the Company’s Plan of Operations, but with 26 stipulations. The stipulations cover various aspects of the plan including but not limited to the operating season, public access through the site, water quality monitoring, development rock monitoring, slope stability monitoring, and reclamation standards. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice. Before the Company can begin operations at the Silver Strand, it must post a reclamation bond of $119,725. An additional bond of $32,075 is due prior to the second operating season which gives a total bond of $151,800 for the planned project. Permit compliance activities and water monitoring at the Silver Strand are expected to cost about $5,000 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine and Golden Chest mine operations. When a mine is operating, MSHA performs a series of regular inspections to verify compliance with mine safety laws, and can assess financial penalties for unsafe practices or conditions.

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Completion of the Concentrate Leach Plant, which utilizes cyanide leaching, is expected in 2007. The Cyanidation permit requires quarterly surface and groundwater monitoring prior to startup of the plant and monthly sampling once operations commence. The current water monitoring program costs the Company about $2,000 on an annual basis. The estimated annual cost for sampling once leaching operations begin is about $25,000.

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $133 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $18,000.

When the Company plans an exploration drilling program on public lands, it must submit a Plan of Operations to either the BLM or US Forest Service. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $2,500. On completion of the reclamation and approval by the managing agency, the bond amount is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is twelve including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Tina C. Brackebusch works part-time for the Company

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2007. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

The Company maintains a website where recent press releases and other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website-www.newjerseymining.com.

ITEM 2.

DESCRIPTION OF PROPERTIES

NEW JERSEY MINE

Location
The New Jersey mine is located in the Gold Run Gulch area, two miles east of Kellogg, Idaho in the Coeur d'Alene Mining District. The property includes the gold bearing Coleman vein system, a base metal Sullivan-type prospect known as the Enterprise and another gold prospect called the Scotch Thistle. The mine is adjacent to U.S. Interstate 90 and is easily accessed by local roads throughout the entire year. Three phase electrical power is supplied to the New Jersey mill by Avista Utilities. The area is underlain by argillites and quartzites of the Prichard formation [member of Belt Supergroup], which commonly hosts gold mineralization.

Mineral Property
The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the U.S. Bureau of Land Management. The Coleman pit is located on the patented mining claims.

Mineral Leases
A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also known as a Net Smelter Return. Additional royalties of 1% to 5% are due if the gold price exceeds $670 per ounce as of December 31, 2006. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

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

Present Condition and Work Completed on the Property
A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A ball mill is used to grind the crushed ore and is the limiting factor for throughput. Currently, hourly throughput is limited to about 4.0 tonnes per hour. The crushing plant and grinding circuit were built in 1996, and the flotation circuit was built in 2004. Construction of a concentrate leach plant was started in mid-2006, and completion is expected in 2007. The leach plant uses cyanidation and direct electro-winning to produce a gold-silver dore’ from gold-bearing pyrite concentrates.

During 2001, the Company drilled two holes to explore a geophysical anomaly detected in the autumn of 2000. One hole intercepted a broad zone of arsenopyrite mineralization, named the Grenfel zone, which contained two separate zones of anomalous gold content (0.70 grams per tonne gold over two separate 10 meter intervals). In 2002, 1,317 meters of diamond drilling was completed amongst 11 holes at the New Jersey mine. The drilling confirmed the continuity of the Coleman vein system as nine of the holes intercepted the vein system. Reserves were not increased as the drilling was too widely spaced. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. Drilling was conducted at the Scotch Thistle prospect, Enterprise prospect and northern Coleman vein in 2003. Silver, lead and zinc mineralization was discovered at the Enterprise and a new zone of gold mineralization was found at the Scotch Thistle. In 2004, two drillholes were drilled at the Enterprise where base metal mineralization (lead, zinc & silver) was intercepted. Also in 2004, a single hole was drilled at the Scotch Thistle prospect and intercepted a gold zone that assayed 2.56 gpt over 6.6 meters extending the zone discovered a year earlier.

In late 2006, the Company began preparations to drive an exploration crosscut to the Coleman vein on the 740 Level. At least two months were spent on ground support activities to make the 740 drift safe for passage. Also, electrical cable, compressed air and water lines were installed in the 740 drift. Additionally, surface support facilities such as a dry and tool shed were placed near the 740 portal and electrical power was installed to the portal and underground. A new drill road was constructed to provide drill access to the Enterprise prospect. Finally, 567 tonnes of ore were mined from the Coleman pit at a grade of 3.25 gpt gold.

As of December 31, 2006, the Company had a capital cost of $973,442 associated with the mineral processing plant and a capitalized development plus investment cost of $598,451 associated with the mine.

Exploration Plans
The Company plans to commence exploration drifting on the Coleman vein once the crosscut intersects the vein which is expected to occur in March 2007. The Company has purchased a diamond drill rig and plans to do exploratory core drilling at the Enterprise and Scotch Thistle prospects. The drill rig is due for delivery in April 2007.

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

Gold mineralization is associated with sulfide-bearing quartz veins which cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennatite, galena, and sphalerite. Most commonly in the Coleman vein of the New Jersey mine visible gold is associated with the tennatite. Gold prospects are concentrated in the New Jersey mine area possibly because of the presence of lower Prichard stratigraphic members, an anticlinal structure, and/or the existence of a gold source. Gold is associated with arsenic, copper, and antimony. Igneous dikes are relatively rare. Some wallrock alteration has been observed, and the Coleman vein shows a characteristic brecciation.

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

Open Pit Reserve (Proven & Probable)

Ore Blocks	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Coleman (17+00 to 21+00)	56,250	4.59	8,303
Coleman Split (21+00 to 23+00	20,753	3.53	2,355
North Vein (21+00)	2,990	8.57	824
Total	79,993	4.46	11,482

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. The cutoff grade used was 3.0 grams/tonne gold. The cutoff grade is based on historical costs of a 100 tonne/day open pit operation with a flotation processing plant recovering 95% of the gold. Gold prices used were those on December 31, 2006 or $20.32/gram ($632.00/troy ounce).

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

History
The Silver Strand deposit was discovered during nearby logging activity during the 1960's and mined during the 1970's and 1980's for siliceous smelter flux. Production was 13,752 tons grading 0.093 ounces per ton gold, 9.6 ounces per ton silver and 87.1% silica. The mining operation was shut down when the ASARCO Tacoma smelter closed in the early 1980's. Previous owner/operators include Silver Strand Mining Company, Silver Trend Mining Company, and Trend Mining Company. Mine Systems Design, Inc. (MSD) had an exploration agreement with Silver Trend Mining Company that was terminated in 1997. During the term of that lease, MSD made an agreement with U.S. Bureau of Mines, Spokane Research Center to conduct a mining research product at the Silver Strand mine. The USBM monitored water quality and flows from the mine, maintained the underground openings, and conducted some diamond drilling.

Present Condition and Work Completed on the Property
The Silver Strand mine is an underground mine that was mined during the 1970's and early 1980's. No mining has taken place at the property since that time. Since mining was suspended only limited exploration has taken place at the Silver Strand including geochemical sampling and diamond drilling. In 1997, Silver Trend Mining Company completed a four-hole surface diamond drilling program which totaled 795 meters. The mine is accessed by three horizontal openings called levels: the No. 2 Level, the No. 225 Level and the No. 3 Level which is the lowest level and is located at the creek bottom adjacent to forest road No. 411. All three levels are accessible from the surface via a network of dirt roads. The USBM installed a large culvert at the portal of the No. 3 Level in order to stabilize that entrance. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site. Any electrical energy requirements would have to be satisfied with an on-site generator.

During 2002, an exploration drilling program was completed at the Silver Strand. Also, rehabilitation of the 225 Level portal was started but not completed in 2002. The drilling was successful in extending the ore shoot below the No. 3 Level. In April 2003, the Company submitted a Plan of Operations (POO) to the USFS for a seasonal underground mining operation with a planned production rate of 1,000 tonnes per month. A geophysical exploration program was completed at the Silver Strand in 2004. Several anomalies were discovered and the largest merits exploration drilling.

In June 2005, the USFS affirmed their Finding of No Significant Impact with respect to the Company’s Plan of Operations after an environmental group appealed their earlier decision. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice. Before the Company can begin operations at the Silver Strand, it must post a reclamation bond of $119,725. An additional bond of $32,075 is due prior to the second operating season which gives a total bond of $151,800 for the planned project. Preparatory work completed in 2006 included the installation of road gates, the clearing of roads, the fabrication of settling tanks and road surveying.

As of December 31, 2006, the Company had a capitalized development plus investment cost of $133,004 associated with the Silver Strand mine.

Exploration and Development Plans
We plan to start preparations of our 1,000 tonne per month seasonal mining operation in 2007. Initial efforts will focus on the completion of a new No. 3 portal, the construction of roads, and the installation of a sediment collection system. Several months of work is required before any ore can be shipped to the mill. The typical operating season will be from May through October. It is estimated by the Company that $150,000 will be required for startup capital.

A surface diamond drilling program is also planned to investigate geophysical anomalies that were discovered several years ago.

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

Reserves
Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold and a minimum mining width of 1.5 meters. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with flotation and recovering 75% of the silver and gold. Silver and gold prices used were those on December 31, 2006 or $0.416/gram ($12.95/troy ounce) and $20.32/gram ($632.00/troy ounce), respectively.

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

Mineral Lease
On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasiblity study on an open pit resource drilled by Newmont Exploration Limited and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A Net Smelter Royalty (“NSR”) of 3% is payable to the Lessors. An additional NSR up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the Consumer Price Index (CPI) using June 2003 (CPI = 183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2006 CPI-U)	Additional NSR Royalty
< $439	None
$439 to $494	1.0%
$494 to $549	1.5%
$549 to $604	2.0%
> $604	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production.

On January 3, 2005, the Company signed a mining lease with Prichard Creek Resource Partners, LLC that covers about 41 acres of unpatented lode claims. Upon exercising the lease the Company issued 30,000 shares of restricted common stock to Prichard Creek Resource Partners. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR of 3% is payable to the Lessors. An additional NSR is based on the same sliding scale, presented in the table above, is also payable to Prichard Creek Resource Partners. Finally, if commercial production is commenced from these claims a one-time payment of 30,000 shares of the Company’s common stock is payable to Prichard Creek Resource Partners.

The Company also holds an additional 195 acres at the Golden Chest property through unpatented claims wholly owned by the Company. The portion of these claims within Sections 4 and 5 of Township 49N, Range 5E, BM are subject to a 1% Net Profits Royalty payable to MTLI.

History
The Golden Chest was the largest lode producer in the Murray district, producing 65,000 ounces of gold from narrow high grade veins primarily in the late 1800’s. Newmont Exploration Limited (NEL) spent over $500,000 on an exploration program at the Golden Chest in the late 1980s, which consisted of soil and rock sampling, surface and underground mapping, and 11,133 feet of drilling. Newmont’s work identified a potential open pit gold resource. Newmont dropped the property in 1990, apparently because it did not meet their criterion of a one million ounce open-pit resource. New Jersey Mining Company signed a mining lease for the property in January 2005.

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

The Company completed studies in 2004 on the potentially open pitable resource drilled by Newmont. Handbook and scaled costs were used in conjunction with current gold prices and gold prices substantially higher than current prices or three-year average prices. It was concluded that the resource would not be feasible as a stand-alone project and does not meet the SEC Guide 7 requirements for reserves. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

During 2005, the Company commenced a small-scale underground mining operation at the Golden Chest from the 965 level on an oreshoot of the Katie vein. The limits of the oreshoot on the 965 level were reached and stoping was completed in mid 2006. In the second quarter of 2006, a decline ramp was driven from the 965 level to the 955 for a total of 70 meters, and 60 meters of development was completed on the 955 level. A raise was completed from the 955 to the 965 level and ore was mined from this area in late 2006. A total of 3,520 tonnes of ore were mined in 2006 at a grade of 6.0 grams per tonne gold. The ore is shipped to the New Jersey mill in Kellogg, a trip of about 40 miles one-way. A bulk sulfide flotation concentrate was made at the New Jersey mill and sold to either Barrick Goldsrike in Nevada or Penoles in Mexico.

In 2005 and 2006, 685 meters and 1,125 meters, respectively, of exploratory diamond drilling were completed. Drilling has primarily been focused on an area of the Idaho vein which is south of and deeper than the current mining area. The drilling was successful in delineating a higher grade section of the Idaho vein which was converted to ore reserves as of December 31, 2006.

As of December 31, 2006, the Company had a capitalized development plus investment cost of $110,718 associated with the Golden Chest mine.

Exploration and Development Plans
It became evident in late 2006 that the Katie vein oreshoot was declining in gold grade from the grade found on the upper level. So in early 2007, we made the decision to suspend mining of the Katie oreshoot and focus our efforts on driving the decline ramp to the reserves outlined on the Idaho vein. A design has been completed and mining of the new ramp has started. The plan calls for 600 meters of ramp to be driven at a -15% grade to intercept the Idaho vein at the 865 level. Included in the Idaho ramp plan is the development of a secondary escape through the historical Idaho No. 3 level which is expected to be intercepted by the new ramp. It is expected that the Idaho ramp project will take at least 18 months to reach the target 865 level.

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

Reserves
Ore grades and dimensions of the reserve block are based on nine diamond drillholes through the Idaho vein with an average spacing of 40 meters. Samples are collected by sawing the selected mineralized section of core in half and submitting one-half to the assay lab and retaining the other half in the Company’s secure storage facility. Reserves were calculated by the Company’s geologist and engineer using a polygonal method with a cutoff grade of 4 gpt gold, and a minimum mining width of 2 meters.

The reserves were calculated using actual 2006 operating costs of a 400 tonne per month operation which includes the following costs: underground mining costs, haulage costs for hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing costs with a flotation mineral processing plant recovering 94% of the gold. Gold prices used were those on December 31, 2006 or $20.32/gram ($632.00/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	158,958	5.52	28,214

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks.

NIAGARA PROJECT

Location
The Niagara copper-silver deposit is located near the forks of Eagle Creek about seven kilometers north of the Company's Golden Chest operation. The property is without known ore reserves. Nine unpatented claims cover the deposit which is about 180 acres. Access to the site is maintained through the use of a US Forest Service road which is closed to the general public. No electrical energy is present at the site.

Mineral Lease
The Company signed an Exploration Agreement with Revett Metals Associates (RMA) in December 2006. The Exploration Agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the Exploration Agreement covers an Area of Mutual Interest within ½ mile of the property excluding property valued primarily for its gold mineralization. Upon signing the Agreement, the Company issued 30,000 shares of restricted common stock to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the Exploration Agreement, the Company can exercise an option to convert the Exploration Agreement to a Mining Agreement. If exercised, the Mining Agreement would have a term of 25 years, and the Company would pay a NSR to RMA of 3.0% on ores or concentrates mined on the property. The

Company is granted the option to purchase 90% of the NSR from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

History
An exploration program completed by Earth Resources Company on the Niagara property in the 1970's identified a large volume of copper-silver mineralization within the Revett formation. Their exploration program included eight drill holes and six trenches on the outcrop of the mineralized strata. Earth Resources also completed metallurgical testwork that indicated conventional flotation will achieve recoveries of 94% for copper and 90% for silver. Earth Resources also completed preliminary economic studies on the deposit. Kennecott owned the claims that cover the Niagara desposit for a period time after Earth Resources. Revett Metals Associates re-staked the property in 2004 after Kennecott dropped the claims.

Exploration and Development Plans
Very little exploration or development work has taken place on the property since Earth Resources’ work in the 1970’s. A network of roads was constructed on the site to provide drill stations and allow logging of the site. Some clearing of brush and minimal dozer work will be required to re-open these roads for more drilling. Revett Metals Associates submitted a Plan of Operations (POO) to the USFS for a drilling program in September 2006 which has been assumed by NJMC.

Once the POO is approved by the USFS, we plan to conduct a diamond drilling program on the Niagara deposit with the primary goal to perform in-fill drilling to upgrade the quality of the resource estimate to the level sufficient for a feasibility study. The feasibility study would evaluate the economics of an open pit and/or underground mining operation with a mill processing in the range of 5,000 tonnes per day. A secondary goal of the drilling program will be to drill deeper holes that will probe into the lower Revett formation to explore for a deeper copper-silver deposit

As of December 31, 2006, the Company had an investment cost of $19,500 associated with the Niagara project.

Geology
The Niagara deposit occurs in a section of mineralized upper Revett formation near the axis of a north-south striking syncline. The western limb of the syncline has been truncated by the north-south striking Murray Peak fault, a steep, west dipping reverse fault. Other faults offset the mineralized zone slightly. In the Niagara deposit, the mineralization occurs in the upper Revett Formation, which here is a light gray, massive quartzite with thin siltite interbeds. The mineralized horizon crops out along the East Fork Eagle Creek and is approximately 30m below the contact with the overlying St. Regis Formation. Copper minerals include bornite, chalcopyrite, chalcocite and some copper oxide minerals. Silver minerals include stomeyerite and jalpaite. Pyrite and galena also occur in trace amounts.

GOLD BUTTE PROSPECT

Location
The Gold Butte is an exploration prospect without known ore reserves. It is located near the head end of Butte Gulch near Murray, Idaho, and is about seven kilometers northeast of the Golden Chest mine. The property is accessible via the State Line dirt road near the Jack Waite mine which is maintained by the USFS. The road is typically accessible from May through November. No electrical energy is available at the site.

Mineral Property
In 2006, we staked six unpatented lode claims that cover about 124 acres. The claims are wholly owned by the Company.

History
Historic workings on the property consist of a network of roads and trails accessing a series of five portals spaced vertically on the hillside, along with some bulldozer trenches and miscellaneous prospect pits. Two old drillhole collars also were also found. From historic records, it appears that most of this work was done by a local company named Idaho Goldfields.

Present Condition and Work Completed
The roads constructed by the historic operator are still present at the site, but will require a minor amount of brush clearing and dozer work to make them usable for our planned drilling program. From our interpretation of the mineralized zone, it appears the historic drillholes were oriented incorrectly. During the 2006 season, we completed a soil sampling, and a geophysical survey program which both suggest the mineralized zone may extend 400 meters to the north.

Exploration Plan
We submitted a POO to the USFS in late 2006 for a planned diamond drill program consisting of 1,200 meters. This project is our highest priority exploration drilling project, and the timing of the drilling is dependent on the USFS completing biological surveys this spring. Preliminary indications from the USFS indicate that the permitting may be completed by late summer 2007.

Geology
Preliminary geologic interpretation of the prospect indicates the presence of a zone of pyritic, silicified breccia parallel to the axial plane of a small fold in the Prichard Formation, on the east limb of the north-trending Trout Creek Anticline. The mineralized zone outcrops over a strike length of at least 200 meters and has a vertical extent of 120 meters. Soil sampling indicates the zone may continue north for at least another 400 meters, with a width of 75 to 90 meters. Geochemical analysis of the soil samples shows anomalous concentrations of molybdenum, tellurium and antimony.

CA-TOBOGGAN AREA PROSPECT

Summary
The CA-Toboggan area prospect is an exploration property without known ore reserves. In 2006, the Company staked fourteen claims covering an area of about 290 acres in the East Fork of Eagle Creek drainage. These claims are wholly owned by the Company. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site. Prior geophysical exploration work by Cominco-American in this area in the mid 1980’s found a large CSAMT geophysical anomaly, roughly two square kilometers in area. In 1987, Cominco American drilled a hole 500 meters in depth in the center of the anomaly but did not intersect any significant mineralization nor any obvious reasons for the large anomaly. It is possible that the exploration hole was not deep enough. Our exploration efforts in the summer of 2006 revealed that the area around the CA prospect has a geochemical signature which may be indicative of gold mineralization. NJMC filed an operational plan in December 2006 with the US Forest Service to drill at least 2,000 meters at the CA prospect from three planned drill sites which are located on existing roads.

More study of the geophysical anomaly will be done before drilling is started, including a surveying of the area with sensitive VLF instruments. NJMC intends to continue exploration in the area because of the promising indications of geochemistry and geophysics.

LOST EAGLE PROSPECT

Summary
The Lost Eagle is an exploration prospect without known ore reserves. It is located in the West Fork of Eagle Creek near Murray, Idaho. The outcrop of the Lost Eagle vein is located on the hillside above a USFS road. Access to the outcrop is by foot only. Electrical power is not available at the site. The Company's five lode claims cover 103 acres and are on public land administered by the USFS. The project is a gold and silver exploration project. The Lost Eagle vein is a quartz vein carrying sulfides that outcrops in the Revett formation. The sulfide minerals found in the vein are galena, pyrite, hessite and petzite. Hessite is a silver telluride mineral and petzite is a gold-silver telluride mineral. The presence of tellurides is thought to be significant as tellurides are usually associated with high-grade gold deposits near alkaline-igneous bodies. However, no known igneous bodies are mapped in the area. Historical workings included two short adits, about 5 meters long, located along the strike of a quartz vein system. An upper adit established by the old-timers exposes the vein where it is mineralized. Work completed by the Company includes re-opening of the adit, channel sampling the vein, geochemical soil sampling, and a geophysical survey. As of December 31, 2006, the Company had an investment cost of $5,000 associated with this property.

In 2003, the Company completed two diamond drillholes each about 185 meters in length. Both holes intercepted abundant alteration including carbonate enrichment, potassic alteration, and a halo of specular hematite and pyrite with occasional galena. Gold and silver values were only weakly anomalous. Anomalous levels of molybdenum were also discovered by the 2003 drilling. No exploration work has been completed on the property since 2003. Exploration plans call for additional diamond drilling but the holes will be collared closer to the outcrop by using a helicopter to place the drill.

WISCONSIN-TEDDY PROSPECT

Summary
The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the U.S. Bureau of Land Management. The project is a base metal exploration project in the Prichard formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems - a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2007.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves and covers an area of 20 acres and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 60 miles north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic analyses and by chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A Plan of Operations for a helicopter-mobilized core-drilling program has been submitted to the US Forest Service (USFS). Modifications to the Plan of Operations were made after meeting with the USFS in June of 2005. A site visit was made with USFS personnel in 2006, but the USFS has yet to indicate if or when the Plan of Operations will be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the timely receipt of a permit from the USFS. As of December 31, 2006, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2006.

PART II

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

Year Ending December 31, 2006	High Bid	Low Bid
First Quarter	$0.80	$0.32
Second Quarter	$1.25	$0.64
Third Quarter	$0.74	$0.40
Fourth Quarter	$0.68	$0.41
Year Ending December 31, 2005	High Bid	Low Bid
First Quarter	$0.60	$0.45
Second Quarter	$0.52	$0.37
Third Quarter	$0.45	$0.38
Fourth Quarter	$0.45	$0.22

Shareholders
As of March 5, 2007 there were 1,203 shareholders of record of the Company's Common Stock. As of March 1, 2006 the Company had issued and outstanding 30,219,319 shares of Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 1602 E. Seltice Way #303, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. However, on April 27, 2006, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 25 hours per week is compensated with restricted common stock at a rate of $125 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board. During the years ended December 31, 2006 and 2005, the Company issued 116,480 and 274,275 shares, respectively, of its restricted common stock valued at $61,063 and $111,125, respectively, to Fred Brackebusch for management services.

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Bulletin Board.

Recent Sales of Unregistered Securities
On February 12th 2007 the company completed a non brokered (i.e. no commissions were paid to an underwriter or broker) sale of 2,684,585 units at a price of $0.40 per unit generating $1,073,834 in net proceeds. Each unit consisted of one share of restricted common stock plus one half warrant whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.55 per share until December 31, 2008. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On April 13, 2006 the Company completed a non brokered (i.e. no commissions were paid to an underwriter or broker) sale of 4,400,000 units at $.030 per unit generating $1,320,000 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the company’s restricted common stock at $0.50 per share until March 1, 2008. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

For the year ending December 31, 2006, the Company issued 462,740 shares of restricted common stock for management and director’s fees, equipment, services, exploration and a mining lease payment. A value of $216,150 (for an average value of $0.47 per share) was assigned to these fees, services, and equipment. See the statement of shareholder’s equity for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

MANAGEMENT'S DISCUSSION, ANALYSIS, AND PLAN OF OPERATIONS

Plan of Operation
The Company is executing its strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals.

The Company has four properties at which most exploration is being conducted; the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Niagara copper-silver deposit was acquired during the year. The Niagara deposit was drilled in the 1970’s, and although more drilling is needed, the Company will conduct economic studies to determine if the deposit can be mined profitably. Production of gold ore occurred during the year at the Golden Chest mine, but production has been suspended while a ramp is being driven to access a block of reserves discovered by drilling from surface. Permitting has been completed and production of silver-gold ore is planned at the Silver Strand mine in 2007. An exploration crosscut is being driven at the Coleman underground mine where drilling has indicated gold-silver mineralization. Production from lower grade reserves at the Coleman open pit mine may be conducted to fill up mill capacity.

The Company completed six more drillholes into the Idaho vein at the Golden Chest mine during the year. With a total of 10 drillholes penetrating the Idaho vein, sufficient information is available to designate a block of ore reserves of 159,000 tonnes grading 5.52 grams/tonne gold.

Mining operations on the Katie Dora vein at the Golden Chest mine were conducted in 2006. By year end most of the Katie Dora reserves had been mined.

At the Silver Strand mine, operating permits have been received for mining and exploration. Mining plans are to develop infrastructure, drive a new adit, and mine a reserve block above the main adit level in 2007. Drilling plans are to test geophysical anomalies which were found in 2004.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. A crosscut at the lowest adit level, the 740 level, is being driven to test the North Coleman area, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects.

In 2006, a concentrate leach circuit at the New Jersey mineral processing plant was designed and was 70% completed. It is planned to complete the leach circuit in 2007 and to commission the process. Concentrate will be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit was to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates. In 2006, the Company’s customer for pyrite concentrates quit buying concentrates. Two shipments were made to another customer, but with the availability of the concentrate leach circuit, no further concentrate shipments are planned.

In 2006, an exploration program was conducted in the Murray area where the Golden Chest mine is located. The program was successful in finding new drilling targets. The most promising target is called the Gold Butte prospect where a 50 m wide breccia zone with gold mineralization occurs. The Niagara deposit was also acquired as part of the 2006 exploration effort. The Company has ordered a core drilling rig and plans to conduct its own drilling operations in 2007. Operating permits have been submitted to the U.S. Forest Service for exploration drilling in the Murray area. The Company’s long term objective in the Murray area is to develop enough ore reserves to justify construction of a larger mineral processing plant in the area.

Financial Condition-The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2006 was $276,821 (including certificates of deposit), and Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations-Revenue for the year 2006 was $339,077 compared to $261,293 in 2005. Figure 2 shows the net loss for the fourth quarter of 2006 of $190,812 and the net losses in previous accounting periods. The net loss for 2006 was $991,602 compared to a net loss of $590,485 in 2005. The net loss increased in 2006 because of higher exploration and management costs.

Gold production in pyrite concentrates and bullion was 228 ounces in the fourth quarter and 679 ounces for the year 2006 as compared to 337 and 824 ounces for the respective 2005 periods. Gold production was lower in 2006 due to lower grade ore than 2005. Gold production is expected to be approximately 100 ounces per quarter during the next two quarters and then to increase, along with silver production, when Silver Strand ore processing starts.

Mining operations at the Golden Chest mine are expected to be suspended for approximately one year while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the current rate of 4,000 tonnes/year.

Mining and mineral processing operations have continued year around through the winter months even though occasional storms delay operations. Mineral processing equipment is cleaned out in the winter period to supplement production in the cold months. Experience is that about 20% of gold production comes from cleanout.

Mining operations are planned to start at the Silver Strand mine in 2007, however a capital expenditure of approximately $300,000 will be required to bring the mine into production, although not all that amount will have to be spent in 2007. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No additional capital expenditures are required for the mineral processing plant in 2007, however the concentrate leaching plant will be completed and commissioned in 2007. Mill feed will come from the Coleman open pit and the Silver Strand mine in 2007.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Basically, management expects to be able to continue the present operating scenario with its three active mines and mineral processing plant indefinitely, but expanded exploration or production activities depend upon the results of financing activities.

[The balance of this page has been intentionally left blank.]

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and accumulated comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.
/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington
February 28, 2007

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page
Balance Sheets, December 31, 2006 and 2005	29
Statements of Operations for the years ended December 31, 2006 and 2005 and from the date of inception on July 18, 1996 through December 31, 2006 (Unaudited)	30

Statement of Changes in Stockholders’ Equity and Accumulated Comprehensive Income for the years ended December 31, 2006 and 2005 and for the period from inception on July 18, 1996 through December 31, 2006 (Unaudited)

31-33
Statements of Cash Flows for the years ended December 31, 2006 and 2005 and from the date of inception on July 18, 1996 through December 31, 2006 (Unaudited)	34
Notes to Financial Statements	35-48

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2006 and 2005

ASSETS
	2006	2005
Current assets:
Cash and cash equivalents	$76,821	$16,863
Certificates of deposit	200,000
Investment in marketable equity security at market (cost-$7,500)	918,750
Accounts receivable	13,628
Inventory	132,086	68,810
Total current assets	1,341,285	85,673

Building and equipment, net of depreciation	1,061,064	660,225
Mineral properties, net of amortization	810,970	834,807
Other assets	2,500
Total assets	$3,215,819	$1,580,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$112,633	$97,271
Accrued payroll and related payroll expenses	31,521	9,001
Obligations under capital lease-current portion	35,472	19,395
Equipment notes payable-current portion	12,615
Total current liabilities	192,241	125,667

Accrued reclamation costs	18,000	12,500
Obligation under capital lease-non-current	83,896	53,432
Equipment notes payable-non-current	28,278

Total liabilities	322,415	191,599

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock no par value, 50,000,000
shares authorized; 2006-27,586,485 and 2005-
22,602,495 shares issued and outstanding	5,027,317	3,442,667
Deficit accumulated during the development stage	(3,045,163)	(2,053,561)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	911,250
Total stockholders’ equity	2,893,404	1,389,106

Total liabilities and stockholders’ equity	$3,215,819	$1,580,705

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2006 and 2005,
And from Inception (July 18, 1996) through December 31, 2006

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2006
	2006	2005	(Unaudited)
Revenue:
Sales of gold	$40,429	$9,280	$49,709
Sales of concentrate	298,648	252,013	550,661
Total revenue	339,077	261,293	600,370

Costs and expenses:
Production costs	333,549	242,482	576,032
Management	284,454	227,586	648,508
Exploration	319,954	132,242	1,090,586
Gain on sale of mineral property	(90,000)		(90,000)
Depreciation and amortization	122,786	57,790	180,576
General and administrative expenses	342,780	226,466	1,185,435
Total operating expenses	1,313,523	886,566	3,591,137

Other (income) expense:
Timber sales (net)	800	(51,695)	(50,902)
Net royalties and other income	11,186	9,391	(41,239)
Interest expense (net)	5,170	7,516	25,587
Write-off of goodwill		-	30,950
Write-off of investment		-	90,000
Total other (income) expense	17,156	(34,788)	54,396

Net loss	$991,602	$590,485	$3,045,163

Net loss per common share-basic	$0.04	$0.03	$0.19

Weighted average common
shares outstanding-basic	26,298,167	22,114,878	15,791,857

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity and Accumulated Comprehensive Income
For the Years Ended December 31, 2005, and 2006, and for the Period
From Inception (July 18, 1996) Through December 31, 2006 (unaudited)

						Accum. Other			Total
	Common Stock			Accumulated		Comprehensive		Treasury	Stockholders'
	Shares	Amount		Deficit		Income		Stock	Equity
Issuance of common stock for:
Assets and liabilities of New Jersey Joint Venture	10,000,000	$207,968	$		$		$		$207,968
Acquisition of Plainview Mining Company	1,487,748	148,000							148,000
Cash from sales	228,816	110,115							110,115
Services	14,000	-
Net loss				(44,174)					(44,174)
Balance, December 31, 1997	11,730,564	466,083		(44,174)					421,909
Issuance of common stock for:
Acquisition of Plainview Mining Company	1,512,252	152,000							152,000
Cash from sales	117,218	29,753							29,753
Services	18,000	-							-
Treasury stock acquired with Plainview acquisition								(136,300)	(136,300)
Net loss				(30,705)					(30,705)
Balance, December 31, 1998	13,378,034	647,836		(74,879)				(136,300)	436,657
Issuance of common stock for services	79,300	-
Net loss				(23,738)					(23,738)
Balance, December 31, 1999	13,457,334	647,836		(98,617)				(136,300)	412,919
Issuance of common stock for:
Silver Strand property	50,000	68,750							68,750
Services	62,100	4,313							4,313
Net loss				(20,492)					(20,492)
Balance, December 31, 2000	13,569,434	720,899		(119,109)				(136,300)	465,490
Issuance of common stock for:
Grenfel lease	1,000,000	100,000							100,000
Lost Eagle property	50,000	5,000							5,000
Roughwater property	255,000	25,500							25,500
Services	68,400	6,840							6,840
Net loss				(6,448)					(6,448)
Balance, December 31, 2001	14,942,834	858,239		(125,557)				(136,300)	596,382

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity and Comprehensive Income, continued:
For the Years Ended December 31, 2005, and 2006, and for the Period
From Inception (July 18, 1996) Through December 31, 2006 (unaudited)

					Accum. Other		Total
	Common Stock		Accumulated		Comprehensive	Treasury	Stockholders'
	Shares	Amount	Deficit		Income	Stock	Equity
Balance, December 31, 2001	14,942,834	$858,239	$(125,557)	$		$(136,300)	$596,382
Issuance of common stock for:
Cash	1,700,000	255,000					255,000
Services	9,835	1,475					1,475
Directors’ fees	15,000	2,250					2,250
Acquisition of Gold Run Gulch Mining Company	1,916,250	273,954					273,954
Net loss, as previously reported			(51,307)				(51,307)
Balance, December 31, 2002, as previously reported	18,583,919	1,390,918	(176,864)			(136,300)	1,077,754
Change in accounting for exploration costs			(9,883)				(9,883)
Correction of error in accounting for stock issuance costs	(25,500)	25,500
Balance, December 31, 2002, restated	18,583,919	1,365,418	(161,247)			(136,300)	1,067,871
Issuance of common stock for:
Exercise of stock purchase warrants	810,000	200,750					200,750
Cash, net of issuance costs	795,000	318,000					318,000
Management and directors’ fees	381,200	144,326					144,326
Equipment	5,000	3,000					3,000
Services	21,915	7,262					7,262
Exploration lease	20,000	8,000					8,000
Treasury stock cancelled	(1,947,144)	(136,300)				136,300
Net loss			(379,274)				(379,274)
Balance, December 31, 2003	18,669,890	1,910,456	(540,521)		-		1,369,935
Issuance of common stock for:
Exercise of stock purchase warrants	1,437,500	398,750					398,750
Cash	1,184,550	511,440					511,440
Management and directors’ fees	153,460	102,273					102,273
Equipment	28,650	16,476					16,476
Services	26,750	14,550					14,550
Exploration lease	20,000	12,000					12,000
Net loss			(922,555)				(922,555)
Balance, December 31, 2004	21,520,800	2,965,945	(1,463,076)		-		1,502,869

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity and Accumulated Comprehensive Income, continued:
For the Years Ended December 31, 2005, and 2006, and for the Period
From Inception (July 18, 1996) Through December 31, 2006 (unaudited)

					Accum. Other			Total
	Common Stock		Accumulated		Comprehensive		Treasury	Stockholders'
	Shares	Amount	Deficit		Income		Stock	Equity

Balance, December 31, 2004	21,520,800	$2,965,945	$(1,463,076)	$		$		$1,502,869
Issuance of common stock for:
Cash	309,100	125,000						125,000
Exercise of stock purchase warrants	195,250	78,100						78,100
Management and directors’ fees	334,275	132,725						132,725
Services	82,170	37,826						37,826
Exploration and lease	149,400	74,321						74,321
Equipment	11,500	4,700						4,700
Value of shares issued in prior years		24,050						24,050
Net loss			(590,485)					(590,485)
Balance, December 31, 2005	22,602,495	3,442,667	$(2,053,561)					$1,389,106
Issuance of common stock for:
Cash	4,521,250	1,368,500						1,368,500
Management and directors’ fees	236,480	127,063						127,063
Services	162,860	56,137						56,137
Exploration	10,000	5,750						5,750
Lease	30,000	15,000						15,000
Equipment	23,400	12,200						12,200
Unrealized gain in marketable equity security					$911,250			911,250
Net loss			(991,602)					(991,602)
Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)		$911,250		$0	$2,893,404

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005,
And from Inception (July 18, 1996) through December 31, 2006

				From Inception
	Years Ended			(July 18, 1996)
	December 31,			through
				December 31, 2006
	2006		2005	(Unaudited)
Cash flows from operating activities:
Net loss	$(991,602)		$(590,485)	$(3,045,163)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	122,785		57,790	180,575
Write-off of equipment			11,272	11,272
Write-off of goodwill and investment				120,950
Gain on sale of mineral property	(90,000)			(90,000)
Stock issued for:
Management and directors’ fees	127,063		148,625	524,537
Services and other	61,887		37,826	134,154
Exploration			16,321	36,321
Change in:
Inventories	(63,276)		(68,810)	(132,086)
Accounts receivable	(13,628)			(13,628)
Other assets	(2,500)		2,346	(778)
Accounts payable	15,362		89,160	109,663
Accrued payroll and related payroll expense	22,520		3,286	31,521
Accounts payable to related party
Accrued reclamation costs	5,500			18,000
Net cash used by operating activities	(805,889)		(292,669)	(2,114,662)

Cash flows from investing activities:
Purchases of buildings and equipment	(384,972)		(30,600)	(784,440)
Purchase of mineral property	(4,500)			(10,404)
Proceeds from sale of mineral property	120,000			120,000
Purchase of certificates of deposits	(200,000)			(200,000)
Purchase of marketable equity security	(7,500)			(7,500)
Cash of acquired companies				38,269
Deferral of development costs				(225,535)
Net cash used by investing activities	(476,972)		(30,600)	(1,069,610)

Cash flows from financing activities:
Exercise of stock purchase warrants			78,100	677,600
Sales of common stock, net of issuance costs	1,368,500		125,000	2,692,307
Principal payments on capital lease	(21,286)		(14,732)	(84,419)
Payments on notes payable to bank	(4,395)			(24,395)
Net cash provided by financing activities	1,342,819		188,368	3,261,093

Net change in cash	59,958		(134,901)	76,821
Cash, beginning of period	16,863		151,764	0
Cash, end of period	$76,821		$16,863	$76,821
Interest paid in cash	$9,766		$7,516	$20,324

Non-cash investing and financing activities:
Common stock issued for:
Equipment	$12,200		$5,850	$34,526
Mineral properties	$15,000		65,000	$279,300
Acquisitions of companies, excluding cash				$743,653
Capital lease obligation for equipment acquired	$67,828		$17,485	$178,588
Notes payable for equipment acquired	$45,287	$		$45,287

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

1.	Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana.

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

Revenue Recognition
Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. The majority of the Company’s gold concentrate sales have been to Barrick Goldstrike Mines of Carlin, Nevada. Recent concentrate shipments have been made through H & H Metals Corp. of White Plains, New York to a smelter in Mexico.

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

Fair Values of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, receivables, investment in marketable equity security, accounts payable, obligations under capital lease and notes payable are approximated at their fair values as of December 31, 2006 and 2005.

Investment in Marketable Equity Security
In compliance with Statement of Financial Accountings Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), marketable equity securities are classified as available for sale and are valued at the market rate, including securities for which sale is restricted for a period less than one year. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless a permanent impairment in value has occurred, which would then be charged to current period net income (loss).

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2006 and 2005, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

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

Mine Exploration and Development Costs
The Company records exploration costs as such in the period they occur. Mine development costs are capitalized after proven and probable reserves have been identified. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Property Evaluations
Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, existing metals prices, operating capital and costs, and reclamations costs. All costs used in the carrying value analyses are un-escalated. Additionally in 2006, an “operational certainty factor” (OCF) calculation and comparative sales evaluation were introduced. The OCF considers risk factors that may be encountered in bringing a mineral property into production. The risk factors include the probability of: acquiring necessary permits, certainty of tonnage and grade, and technical and operating problems. The comparative sales analysis estimates future value based upon a comparison of known reserves and sales prices for comparable properties. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

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

Reclamation and Remediation, continued:
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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” to be implemented by small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” under which guidance the intrinsic value method was prescribed for awards to employees for services. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. There was no impact on the financial statements as of and for the year ended December 31, 2006 as a result of the adoption of SFAS 123(R). In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, continued:

Recent Pronouncements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our financial statements and at this time we do not anticipate a material effect.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

  Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
  Clarifies which interest-only strips are not subject to the requirements of SFAS No. 133;
  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
  Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and
  Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Currently, the adoption of SFAS No. 155 is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies, continued:

Recent Pronouncements, continued:
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” which will become effective for us beginning January 2007. FIN No. 48 clarifies the accounting for uncertainly in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our results of operations, financial condition and disclosures.

3.	Buildings and Equipment

Buildings and equipment at December 31, 2006 and 2005, consisted of the following:

	2006	2005
Mill building at cost	$128,566	$55,689
Milling equipment at cost	844,877	549,093
Less accumulated depreciation	(46,959)	(13,837)
Total mill	$926,484	$590,945

Building and equipment at cost	186,992	95,766
Less accumulated depreciation	(52,412)	(26,486)
Total building and equipment	134,580	69,280
Total	$1,061,064	$660,225

At December 31, 2006 and 2005, milling and other equipment included assets under capital lease amounting to $150,254 and $82,427, respectively. The leases have been amortized over the terms of the respective lease. Accumulated amortization at December 31, 2006 and 2005 was $36,573 and $3,900, respectively. At December 31, 2006, the estimated future minimum lease payments under capital leases were as follows:

Year
2007	$47,861
2008	44,922
2009	30,532
2010	11,812
2011	11,048
Total	146,175
Less: Amounts representing interest costs	(26,807)
Net present values	119,368
Less: Capital lease obligations-current portion	35,472
Long-term capital lease obligations	$83,896

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4.	Equipment Notes Payable

At December 31, 2006, equipment notes payable are as follows.

Kubota RTV 36 month note payable, 0.00% interest rate; collateralized by equipment with net carrying value of $10,864; monthly payments of
$494	$11,366

Dodge Pick Up 60 month note payable, 0.00% interest rate;
collateralized by pick-up with net carrying value of $29,953; monthly
payments of $557	29,527

Total equipment notes payable	40,893
Due within one year	12,615
Due after one year	$28,278

Maturities of long term debt outstanding at December 31, 2006 are as follows: $12,615 in 2007, $12,121 in 2008, $6,685 in 2009, $6,685 in 2010, and $2,787 in 2011.

5.	Mineral Properties

Mineral properties and deferred development costs are as follows:

		December 31, 2006
		Deferred	Capitalized
	Properties	Costs	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$228,770	$4,681	$598,451
Golden Chest	65,000		45,718	110,718
Silver Strand	74,704	58,300		133,004
Roughwater	25,500			25,500
Lost Eagle	5,000			5,000
Revett Niagara	19,500			19,500
Less Accumulated
Amortization	(47,467)	(1,764)	(31,972)	(81,203)
Total	$507,237	$285,306	$18,427	$810,970

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties, continued:

	December 31, 2005
		Deferred
	Properties	Costs	Total
New Jersey Mine
Grenfel	$100,000	$7,324	$107,324
Coleman	265,000	221,446	486,446
Golden Chest	65,000		65,000
Silver Strand	74,704	58,300	133,004
CAMP	30,000		30,000
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Less Accumulated
Amortization	(17,467)		(17,467)
Total	$547,737	$287,070	$834,807

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

Niagara Project
The Company signed an Exploration Agreement with Revett Metals Associates (“RMA”) in December 2006. The Exploration Agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the Exploration

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties, continued:

Niagara Project continued:
Agreement covers an Area of Mutual Interest within ½ mile of the property excluding property valued primarily for its gold mineralization. Upon signing the Agreement, the Company issued 30,000 shares of restricted common stock valued at $.050 to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the Exploration Agreement, the Company can exercise an option to convert the Exploration Agreement to a Mining Agreement. If exercised, the Mining Agreement would have a term of 25 years, and the Company would pay a NSR to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

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

Zanetti Mining Lease
The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the Consumer Price Index. At December 31, 2006, the gold price that would cause additional production royalties to be payable was $670 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessors may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.	Mineral Properties, continued

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

On November 7, 2003, the Company signed an exploration agreement and lease option with Prichard Creek Resource Partners LLC (“Prichard”) to explore Prichard’s property, which is adjacent to the Golden Chest. The term of the exploration agreement was 2½ years commencing June 13, 2003. On January 3, 2005, the Company exercised the Option to Lease the Golden Chest mine in accordance with the exploration agreements with Metaline and Prichard, thus terminating the exploration agreements. The terms of both lease agreements are 15 years. The Company issued 130,000 shares of restricted common stock upon the signing of these leases. Each lease requires the Company to pay either Metaline or Prichard, depending on which claims the production came from, a royalty of 3% of net smelter returns. Both leases also have an additional NSR of up to another 3% tied to a sliding scale gold price indexed to the June 2003 Consumer Price Index (CPI). Using the December 2006 CPI, the gold trigger prices for additional net smelter royalties were as follows: less than $439=no additional royalty, $439 to $494=1.0%, $494 to $549=1.5%, $549 to $604=2.0%, and greater than $604=3.0% . Thus, the maximum NSR that can be paid is 6%. For the year ending December 31, 2006, 672 ounces of gold were sold and $15,985 in royalties were paid to Metaline.

In addition to the royalty, the Company is obligated to pay 50,000 shares of its common stock to Metaline after each successive increment of 10,000 troy ounces of gold sold from the property and a one-time payment of 30,000 shares to Prichard upon commencement of commercial production.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6.	Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2006 or 2005, as it had no taxable income. At December 31, 2006 and 2005, the Company had federal net operating loss carry forwards available for income tax purposes of approximately $2,990,000 and $2,000,000, respectively, which will expire through 2026, and associated deferred tax assets of approximately $1,016,600 and $680,000, respectively. The deferred tax assets were calculated assuming a 34% marginal tax rate, and have been fully reserved as management believes it is more likely than not that the deferred tax assets will not be utilized.

The Company’s net operating loss carry forwards expire as follows:

Year	Carry Forward
2017	$33,000
2018	27,000
2021	4,000
2022	36,000
2023	380,000
2024	930,000
2025	590,000
2026	990,000
Total	$2,990,000

7.	Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2006 or 2005.

Private Placements
On April 13, 2006, the Company completed an offering of units consisting of its common stock and common stock purchase warrants, in a non-brokered private placement, to certain investors pursuant to Regulation D, Rule 506. The Company sold 4,400,000 units at $0.30 per unit and generated $1,320,000 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the company’s restricted common stock at $0.50 per share until March 1, 2008.

Exercise of Warrants
During 2005 common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2005, the Company issued 200,250 shares of its restricted common stock at prices ranging from $0.70 to$0.85 per share, generating net proceeds of $150,525 pursuant to the exercise of these warrants. No warrants were exercised in 2006.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7.	Equity, continued:

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants for the years ended December 31, 2006, 2005, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2004	1,505,225	$0.60-0.85
Issued in connection with warrants exercised(1)	200,250	0.60
Issued in connection with private placement	309,550	0.60-0.85
Exercised	(200,250)	0.40
Expired	(750,625)	0.60-0.70
Balance, December 31, 2005	1,064,150	0.60-0.85
Issued in connection with private placements	4,593,625	0.50-0.55
Expired	(568,900)	0.70-0.85
Balance, December 31, 2006	5,088,875 (2)	0.50-0.60

(1)	During 2005, the Company issued 200,250 stock purchase warrants to investors as an inducement to exercise warrants previously granted.

(2)	These warrants expire as follows:

Shares	Price	Expiration Date
200,000	$0.60	April 1, 2007
4,533,000	$0.50	March 1, 2008
60,625	$0.55	December 31, 2008
295,250	$0.60	June 1, 2010
5,088,875

Common Stock Issued for Buildings and Equipment
During 2006 and 2005, the Company issued 23,400 and 11,500 shares, respectively, of its restricted common stock for Buildings and Equipment purchased. The Company recorded $12,200 and $4,700, respectively, during 2006 and 2005, based upon the value of the equipment purchased and shares issued.

Common Stock Issued for Services
During 2006 and 2005, the Company issued 162,860 and 82,170 shares, respectively, of its restricted common stock for services rendered the Company. The Company recorded $56,138 and $37,826, respectively, based upon the value of the services rendered and the shares issued.

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

In addition to the related party transactions described in Note 4, the Company had the following transactions with related parties:

  During the years ended December 31, 2006 and 2005, the Company issued 116,480 and 274,275 shares, respectively, of its restricted common stock valued at $61,063 and $111,125, respectively, to Fred Brackebusch for management services. During 2006 and 2005 the Company issued 20,000 and 10,000 shares respectively, of its restricted stock valued at $11,000 and $3,600, respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During the years ended December 31, 2006 and 2005, the Company issued 100,000 and 50,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. Fred and Grant Brackebusch each received 20,000 shares in 2006 and 10,000 shares in 2005 as Directors of the Company. These stock awards were recorded as directors' fees of $55,000 and $18,000, respectively, based upon the estimated value of the shares issued and services rendered.

  During the year ended December 31, 2006, the Company paid $6,000 to MSD for office rent. During the year ended December 31, 2005, the Company issued 11,700 shares of its restricted common stock valued at $4,500 to Mine Systems Design, Inc. (MSD) for office rent, and also issued 6,650 shares of its restricted common stock valued at $2,658 to MSD for equipment. The Company paid $1,500 to MSD for office rent in the first quarter of 2005.

9.	Commitments and Contingencies

At December 31, 2006 and 2005, the Company had accrued $18,000 and $12,500 respectively relating to a reclamation liability at the New Jersey Mine site based on management's estimate of the disturbed area existing at the property and the related costs to reclaim the area. It is likely that in the near-term the Company will become responsible for additional reclamation liabilities as it continues in the development of its properties and eventually begins commercial production.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

9.	Commitments and Contingencies continued:

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

10.	Investment in Marketable Security

In August of 2006, the Company purchased 1,875,000 shares of Niagara Mining and Development Inc. (“Niagara”) common stock for $7,500. Niagara was a private company created in 2005. Also in August 2006, Niagara was acquired by Silver Crest Resources, Inc. (Silver Crest). One share of Niagara was exchanged for one share of Silver Crest. Silver Crest subsequently changed its name to Gold Crest Mines, Inc. (Gold Crest). The shares were issued with a restriction that prohibits sale of the shares on the open market for one year from the date of issuance. The Company plans to sell these shares during 2007 after the restriction has expired.

At December 31, 2006, the market price for Gold Crest as listed on the Pink Sheet Quotation Service was $0.49 for a total market value of the Company’s 1,875,000 shares of $918,750. The excess market over the $7,500 original cost is $911,250 and is recognized as accumulated other comprehensive income in the Equity section of the balance sheet.

11.	Subsequent Events

As of December 31, 2006 the Company sold 121,250 units of common stock for $48,500 in connection with a non brokered private placement of stock. This private placement was for units at a price of $0.40 per unit with each unit consisting of one share of restricted common stock plus one half warrant whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.55 per share until December 31, 2008. On February 12, 2007, the Company completed this offering with the sale of an additional 2,563,335 units for $1,025,334. The offering was made in a non-brokered private placement to certain investors pursuant to Regulation D, Rule 506.

[The balance of this page has been intentionally left blank.]

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our president and principal accounting officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.

Based upon this evaluation, it was determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 31, 2006. These material weaknesses are as follows:

  The Company lacks proper segregation of duties. As with any company the size of this Company, this lack of segregation of duties is due to limited resources.

  The Company lacks accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

Management’s Remediation Initiatives
We are aware of these material weaknesses and have procedures in place to ensure that independent review of material transactions is performed. In addition, we plan to consult with independent experts when complex transactions are entered into.

Changes in internal control over financial reporting.
Except as noted above, there have been no changes during the quarter ended December 31, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	62	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	37	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	64	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	60	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	62	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	37	Secretary	1/1/1997

(1) Member of the Audit Committee

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. is the President and a Director of the Company. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control and mine feasibility studies. He has over 35 years of experience in the Coeur d'Alene Mining District about half of which was with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business, since 1987.

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. on the Carlin Trend in open pit mine planning and pit supervision for three years. He also has worked with Mine Systems Design, Inc. performing various engineering and geotechnical tasks. He has worked for New Jersey Mining Company since 1996; he supervises the daily operations of the various mining operations, mill operations, and also performs various engineering tasks. He is also responsible for the Company’s environmental monitoring and permitting.

Ivan R. Linscott, PhD is a director of the company. He is a physicist at Stanford University. He is a Senior Research Associate for radioscience spacecraft instrument development and is Co-Investigator and Science Team Member for the New Horizons Mission to encounter the planet Pluto. Dr. Linscott has a strong interest in doing research on exploration techniques in the Coeur d’Alene Mining District. He has made significant contributions to the Company’s exploration program through the innovative use of geophysical techniques.

William C. Rust is a director of the company. He is a metallurgical engineer with extensive experience in the Silver Valley. He worked for Asarco as Chief Metallurgist. Later he worked for CoCa mines at Grouse Creek in Central Idaho and for McCulley, Frick, and Gilman, an environmental consulting firm. He was with Getchell Gold Inc. in Nevada where he was Mill Manager and Senior Metallurgist for a 3,200 ton/day gold plant. Currently, Mr. Rust is self-employed as a metallurgical engineering consultant. Mr. Rust is a member of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Section 240.16a -3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Registrant registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Registrant because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred Brackebusch President	2004	36,000	0	0	41,754	0	0	0
	2005	36,000	0	0	114,725	0	0	0
	2006	66,000	0	0	61,063	0	0	0
Grant Brackebusch Vice Pres.	2004	72,000	0	0	7,000	0	0	0
	2005	72,000	0	0	3,600	0	0	0
	2006	84,000	0	0	11,000	0	0	0
Ivan R. Linscott Director	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
William C. Rust Director	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
M. Kathleen Sims Director	2004	0	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
Tina C. Brackebusch Secretary	2004	2,070	0	0	7,000	0	0	0
	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0

At a Board of Directors meeting on April 27, 2006, the Directors approved an increase in compensation for President Fred W. Brackebusch, to $5,500 per month for management for 25 hours per week. Any time over 25 hours per week is compensated with restricted stock at a rate of $125 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board. Also, at the Board of Directors meeting on April 27, 2006, the Directors approved a fulltime salary for Grant A. Brackebusch of $7,000 per month for management duties.

At a Board of Directors meeting on September 8, 2006, the Directors approved an increase in compensation for the Board of Directors. It was approved to increase the Directors’ annual compensation to 20,000 common shares of restricted stock, commencing in 2006.

Officers and Directors were paid for their services with 10,000 shares of restricted common stock in 2004 and 2005 and 20,000 shares of restricted common stock in 2006. A value of $0.70 per share was ascribed to the shares in 2004, $0.36 per share in 2005, and $0.55 in 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date-March 1, 2006.

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,915,757 indirect (a) 713,555 direct	28.56%
Common	Grant A. Brackebusch P.O. Box 131 Silverton, ID 83837	918,793 indirect (b) 279,136 direct	3.96%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,650,000 direct(c) 901,900 indirect	8.44%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, ID 83873	70,500	0.23%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	2,000,000 (d)	6.62%
Common	William C. Rust, Director P.O. Box 648 Wallace, ID 83873	40,000	0.13%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, ID 83814	43,000	0.14%
Common	Tina C. Brackebusch, Secretary P.O. Box 131 Silverton, ID 83867	58,000	0.19%
Common	All Directors and Officers as a group (6 individuals)	10,038,741	33.22%

(1)Based upon 30,219,319 outstanding shares of common stock at March 1, 2006.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Fred Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Grant Brackebusch have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(c) Terry and Marguerite Tyson hold 300,000 warrants exercisable at a price of $0.55 until December 31, 2008.

(d) Constance Miesel holds 1,666,667 warrants exercisable at prices ranging from $0.50 to $0.55 and expiration dates ranging from March 31, 2008 to December 31, 2008.

None of the Directors or Officers have the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions
During the years ended December 31, 2006 and 2005, the Company issued 120,000 and 60,000 shares, respectively, of its restricted common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $55,000 and $18,000, respectively, for directors and $11,000 and $3,600, respectively, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 20,000 shares in 2006 and 10,000 shares in 2005 as Directors or Officers in each respective year.

During the years ended December 31, 2006 and 2005, the Company issued 116,480 and 274,275 shares, respectively, of its restricted common stock valued at $61,063 and $111,125, respectively, to Fred Brackebusch for management services.

During the year ended December 31, 2006 the Company paid $6,000 to MSD for office rent. During the year ended December 31, 2005, the Company issued 11,700 shares of its restricted common stock valued at $4,500 to Mine Systems Design, Inc. (MSD) for office rent, and also issued 6,650 shares of its restricted common stock valued at $2,658 to MSD for equipment. The Company paid $1,500 to MSD for office rent in the first quarter of 2005.

Director Independence
Directors Ivan R. Linscott, William C. Rust and M. Kathleen Sims are deemed to be independent directors as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. These three directors comprise a majority of the Board of Directors.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. At a Board of Directors meeting on September 21, 2004, the Directors approved an audit committee comprised of William C. Rust and M. Kathleen Sims. Each member of the audit committee is deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. M. Kathleen Sims is the Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act.

ITEM 13.

EXHIBITS

(3)(i)	Articles of Incorporation-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(3)(ii)	Bylaws-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(1)	Lease Agreement with William Zanetti-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(2)

Articles of Merger For Plainview Mining Company Inc. and New Jersey Mining Co.-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

(10)(3)	Lease Agreement with Mine Systems Design, Inc.-Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.
(10)(4)

Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co.- Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein.

(10)(5)

Exploration Agreement and Option to Lease between Paymaster Resources, Inc. and New Jersey Mining Company with the approval of J.W. Beasley Interests LLC.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

(10)(6)

Exploration Agreement and Option to Lease between Prichard Creek Resource Partners LLC and New Jersey Mining Company.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

(10)(7)

Exploration Agreement and Option to Convert to Mining Agreement between Revett Metals Associates and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006.

(14)	Code of Ethics.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
(16)	Letter on Change in Certifying Accountant.-Filed as an 8-K report on December 10, 2003 and later filed as an 8-K/A on February 2, 2004, and incorporated by reference herein.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31)(i)	Certification of Fred W. Brackebusch
(32)	Section 1350 Certifications
(32)(i)	Certification of Fred W. Brackebusch
(99)(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years were $50,055 and $17,755 respectively.

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

New Jersey Mining Company

Date: March 26, 2007	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 26, 2007	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March, 26, 2007	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 26, 2007	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 26, 2007	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]