Form 10QSB
period 2007-03-31
NEW JERSEY MINING CO
filed 2007-05-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

On May 2, 2007, 30,424,319 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2007

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$807,449
Investment in marketable equity security at market (cost-$7,500)	993,750
Accounts receivable	11,588
Inventory	92,642
Total current assets	1,905,429

Property, plant, and equipment, net of accumulated depreciation	1,209,288
Mineral properties, net of accumulated amortization	827,571
Deposits	43,550
Other assets	2,500

Total assets	$3,988,338

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,453
Accrued payroll and related payroll expenses	28,776
Obligation under capital lease-current portion	36,539
Equipment notes payable-current portion	19,771
Total current liabilities	135,539

Accrued reclamation costs	18,000
Obligation under capital lease-non-current	74,351
Equipment notes payable-non-current	39,187

Total liabilities	267,077

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 30,259,494 shares issued and outstanding	6,115,941
Deficit accumulated during the development stage	(3,380,930)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	986,250
Total stockholders’ equity	3,721,261

Total liabilities and stockholders’ equity	$3,988,338

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three-Month Periods ended March 31, 2007 and 2006 and for the period from inception
(July 18, 1996) through March 31, 2007
(Unaudited)

				From Inception
				(July 18, 1996)
		March 31,	March 31,	Through
		2007	2006	March 31, 2007
Revenue:
Sales of gold	$		$40,429	$49,709
Sales of concentrate		48,744	77,472	599,405
Total revenue		48,744	117,901	649,114

Costs and expenses:
Production costs		104,694	115,855	680,726
Management		63,184	52,241	711,692
Exploration		80,695	2,958	1,171,280
Gain on sale of mineral property				(90,000)
Depreciation and amortization		29,169	21,500	209,745
General and administrative expenses		112,139	53,138	1,297,574
Total operating expenses		389,881	245,692	3,981,017

Other (income) expense:
Timber sales (net)				(50,902)
Net royalties and other income		(917)	3,898	(42,156)
Interest income		(8,252)		(8,252)
Interest expense		3,800	3,425	29,387
Write-off of goodwill				30,950
Write-off of investment				90,000
Total other (income) expense		(5,369)	7,323	49,027

Net loss		335,768	135,114	3,380,930

Other comprehensive income
Unrealized gain on marketable equity security		(75,000)		(986,250)

Comprehensive loss		$260,768	$135,114	$2,394,680

Net loss per common share-basic		$0.01	$0.01	$0.21

Weighted average common
shares outstanding-basic		29,736,290	23,221,965	16,131,965

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three-Month Periods ended March 31, 2007 and 2006 and for the period from inception
(July 18, 1996) through March 31, 2007
(Unaudited)

			From Inception
			(July 18, 1996)
	March 31,	March 31,	Through
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net loss	$(335,768)	$(135,114)	$(3,380,931)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	29,169	21,500	209,744
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Stock issued for:
Management and directors fees	22,200	26,438	546,737
Services and other	7,700	7,561	141,854
Exploration	21,200		57,521
Change in:
Inventories	39,444	39,384	(92,642)
Accounts receivable	2,041	(30,000)	(11,587)
Other assets			(778)
Accounts payable	(49,975)	(54,688)	59,688
Accrued payroll and related payroll expenses	(2,745)	(7,439)	28,776
Accrued reclamation costs			18,000
Net cash used by operating activities	(266,734)	(132,358)	(2,381,396)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(147,279)	(530)	(931,719)
Deposits on equipment purchases	(43,550)		(43,550)
Purchases of mineral property			(10,404)
Proceeds from sale of mineral property			120,000
Proceeds from maturity of certificates of deposit	200,000
Purchase of marketable equity securities			(7,500)
Cash of acquired companies			38,269
Deferral of development costs	(24,337)		(249,872)
Net cash used by investing activities	(15,166)	(530)	(1,084,776)
Cash flows from financing activities:
Exercise of stock purchase warrants			677,600
Sales of common stock, net of issuance costs	1,025,319	529,500	3,717,626
Principal payments on capital lease	(8,478)	(4,655)	(92,897)
Payments on notes payable to bank	(4,313)		(28,708)
Net cash provided by financing activities	1,012,528	524,845	4,273,621
Net change in cash	730,628	391,957	807,449
Cash, beginning of period	76,821	16,863	0
Cash, end of period	$807,449	$408,820	$807,449
Interest paid in cash	$3,801	$3,425	$24,125

Non-cash investing and financing activities:
Common stock issued for:
Equipment			$34,526
Mineral properties			$279,300
Exchange for accounts payable	$12,205		$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation for equipment acquired			$178,588
Notes payable for equipment acquired	$22,378		$67,665

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company presents its financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting for Development Stage Entities,” as management believes that while the Company’s planned principal operations have commenced, the revenue generated from them is not sufficient to cover all corporate costs. Additional development of the Company’s properties is necessary before a transition is made to reporting as a production stage company.

2.           Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver and base metal mining resources in Idaho.

3.           Net Loss Per Share

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three months ended March 31, 2007 and 2006, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of March 31, 2007 the Company had 6,370,543 outstanding warrants that could potentially dilute basic EPS in the future.

4.           Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 financial statement presentation. These reclassifications have no effect on net loss as previously reported.

[The balance of this page has been intentionally left blank.]

5.           Adoption of New Accounting Principles

On January 1, 2007, the Company adopted SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and:

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three months ended March 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

6.           New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which will permit entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective in our 2008 financial statements. We have not yet determined the effect that adoption of SFAS 159 may have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

Item 2: MANAGEMENT'S DISCUSSION, PLAN OF OPERATIONS, ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

Plan of Operation

The Company is executing its strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration and development properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The Company plans to continue exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals.

The Company has four mines at which most exploration and development is being conducted; the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Niagara copper-silver deposit was acquired during late 2006. The Niagara deposit was drilled in the 1970’s, and although more drilling is needed, the Company will conduct economic studies to determine if the deposit can be mined profitably. The Golden Chest is considered to be in the development stage as the Company has, based upon a feasibility study which considers the proven and probable reserves and historical cost for mining and processing, determined that the operation is economically feasible. Production of gold ore at the Golden Chest mine was suspended during the quarter while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Permitting has been completed and production of silver-gold ore is planned at the Silver Strand mine in 2007. An exploration crosscut at the Coleman underground mine intersected the vein during the quarter, and drifting on the vein commenced. No ore grade mineralization has yet been exposed by the drifting operation. Production from the reserves at the Coleman open pit mine and from material mined from the underground drifting operation will be processed until ore from the Silver Strand mine is available.

At the Silver Strand mine, operating permits have been received for mining and exploration. In the second quarter of 2007 a $120,000 bond has been posted and operations are expected to begin. Mining plans are to develop infrastructure, drive a new adit, and mine a reserve block above the main adit level in 2007. Drilling plans are to test geophysical anomalies which were found in 2004.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect, and interesting silver-base metal mineralization has been drilled at the Enterprise prospect. Drifting will continue on the 740 level Coleman vein when work at the Silver Strand is suspended for the winter season, and further drilling may be conducted at the Scotch Thistle and Enterprise prospects.

The concentrate leach circuit at the New Jersey mineral processing plant is now approaching completion and will be commissioned in the second quarter. Concentrate will be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit was to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates.

In the 2007 season, exploration will continue in the Murray area where the Golden Chest mine is located. The Company’s exploration program has been very successful in finding new drilling targets. The most promising target is called the Gold Butte prospect where a 50 m wide breccia zone with gold mineralization occurs. The Niagara deposit was also acquired as part of the 2006 exploration effort. The Company has ordered a core drilling rig and plans to conduct its own drilling operations starting in June 2007. Operating permits have been submitted to the U.S. Forest Service for exploration drilling in the Murray area. The Company’s long term objective in the Murray area is to establish enough ore reserves to justify construction of a larger mineral processing plant in the area. A feasibility study for the processing plant has commenced with a pre-feasibility report due in about 12 months.

Financial Condition-The Company maintains an adequate cash balance by increasing or decreasing its exploration and development expenditures as limited by availability of cash from operations or from financing activities. The cash balance on March 31, 2007 was $807,449; this increase was due to financing activities which raised $1,025,319 during the quarter. Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations-Revenue for the first quarter 2007 was $48,744 compared to $117,901 in the first quarter of 2006. Figure 2 shows the net loss for the first quarter of 2007 of $335,768 and the net losses in previous accounting periods. The net loss increased in the first quarter of 2007 because of less revenue due to lower tonnes milled and lower grade ore than the first quarter of 2006 and higher exploration and general and administrative costs.

Gold production in pyrite concentrates was 32 ounces in the first quarter compared to 119 ounces for the first quarter of 2006. Gold production was lower in 2007 due to lower grade ore than 2005 and fewer tonnes processed. Gold production is expected to be approximately 50 ounces for the second quarter and then to increase, along with silver production, when Silver Strand ore processing starts.

The production operations at the Golden Chest mine are expected to be suspended for approximately one year while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the current processing rate of 4,000 tonnes/year. If a larger mill is built in the Murray area, the production rate from Idaho vein reserves would be increased. Estimated proven and probable reserves for the Golden Chest are 158,958 tonnes at an average grade of 5.52 grams per tonne for a total of 28,214 ounces of Gold.

Mining operations are planned to start at the Silver Strand mine in the third quarter of 2007. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No major capital expenditures are required for the mineral processing plant for the remainder of 2007, however the concentrate leaching plant will be completed and commissioned in the second quarter of 2007. Mill feed will come from the Coleman open pit, Coleman underground and the Silver Strand mine for the next three quarters of 2007. The cost of the core drill which has been ordered for exploration drilling is $186,400 of which 10% has been paid. The entire cost including the 10% deposit will be financed upon delivery through a lease agreement.

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

Item 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Upon that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

As disclosed in our 2007 Form 10KSB, it was determined that there were material weaknesses affecting our internal control over financial reporting. These material weaknesses are as follows:

  The Company lacks proper segregation of duties. As with any company the size of the Company’s, this lack of segregation of duties is due to limited resources.

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

There has been no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

On February 12, 2007, the Company completed an offering to certain accredited and sophisticated investors. No underwriter or brokers were involved in the sale and, therefore, no commissions were paid. Units were sold for $0.40 and each unit consisted of one share of restricted common stock plus one half warrant whereby each whole warrant could purchase one share of the Company’ restricted common stock at $0.55 per share until December 31, 2008. The full offering, which was initialized in the fourth quarter of 2006, resulted in the sale of 2,684,584 units for $1,073,819. Of this 2,563,334 units valued at $1,025,319 were issued in 2007. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 36,425 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the first quarter of 2007. The shares were valued at a price of $0.61 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2007, the Company issued 30,500 shares at a price of $0.695 to Ivan Linscott, a Director of the Company, for exploration services and an additional 42,750 shares at an average price of $0.47 to other accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Reports on Form 8-K.

ITEM 3.02      UNREGISTERED SALES OF EQUITY SECURITIES, February 13, 2007.

[The balance of this page has been intentionally left blank.]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: May 11, 2007

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 11, 2007