Form 10QSB
period 2007-06-30
NEW JERSEY MINING CO
filed 2007-08-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 1, 2007, 30,506,280 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2007

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$537,923
Investment in marketable equity security at market (cost-$7,500)	993,750
Interest receivable	1,366
Inventory	22,055
Deposits	45,525
Total current assets	1,600,619

Property, plant, and equipment, net of accumulated depreciation	1,313,677
Mineral properties, net of accumulated amortization	877,051
Reclamation bonds	123,676

Total assets	$3,915,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$81,572
Accrued payroll and related payroll expenses	35,794
Obligation under capital lease-current portion	37,640
Notes payable-current portion	36,712
Total current liabilities	191,718

Accrued reclamation costs	18,000
Obligation under capital lease-non-current	64,518
Notes payable-non-current	139,522

Total liabilities	413,758

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 30,506,280 shares issued and outstanding	6,267,101
Deficit accumulated during the development stage	(3,752,086)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	986,250
Total stockholders’ equity	3,501,265

Total liabilities and stockholders’ equity	$3,915,023

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Month Periods ended June 30, 2007 and 2006 and for the period from inception
(July 18, 1996) through June 30, 2007
(Unaudited)

						From Inception
						(July 18, 1996)
						Through
	June 30, 2007			June 30, 2006		June 30, 2007
	Three Months	Six Months		Three Months	Six Months
Revenue:
Sales of gold	$43,250	$43,250	$		$40,429	$92,959
Sales of concentrate	1,762	50,507		60,563	138,035	601,168
Total revenue	45,012	93,757		60,563	178,464	694,127

Cost and expenses:
Production costs	94,600	199,296		131,031	246,886	775,327
Management	68,014	131,198		58,446	110,687	779,706
Exploration	144,244	224,939		124,434	127,392	1,315,525
Gain on sale of mineral property				(90,000)	(90,000)	(90,000)
Depreciation and amortization	27,126	56,295		23,303	44,803	236,871
General and administrative expenses	82,408	194,547		115,443	168,581	1,379,982
Total operating expenses	416,392	806,275		362,657	608,349	4,397,411

Other (income) expense:
Timber sales (net)	(487)	(487)				(51,389)
Royalties and other income		(1,501)		(200)	(591)	(69,815)
Royalty expense	5,120	5,703		5,189	9,478	32,779
Interest income	(8,599)	(16,851)				(16,851)
Interest expense	3741	7,541		1,626	5,052	33,128
Write off of goodwill						30,950
Write off of investment						90,000
Total other (income) expense	(225)	(5,595)		6,615	13,939	48,802

Net loss	371,155	706,923		308,709	443,824	3,752,086

Other comprehensive income:
Unrealized gain on marketable
equity security		(75,000)				(986,250)

Comprehensive loss	$371,155	$631,923		$308,709	$443,824	$2,765,836

Net loss per common share-basic	$0.01	$0.02		$0.01	$0.02	$0.23

Weighted average common shares
outstanding-basic	30,485,293	30,112,861		27,233,896	25,233,985	16,491,545

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Six-Month Periods ended June 30, 2007 and 2006 and for the period from inception (July 18, 1996) through
June 30, 2007
(Unaudited)

			From Inception
			(July 18, 1996)
	June 30,	June 30,	Through
	2007	2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(706,923)	$(443,824)	$(3,752,086)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	56,295	44,803	236,870
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(90,000)	(90,000)
Stock issued for:
Management and directors fees	42,000	42,688	566,537
Services and other	10,700	51,336	144,854
Exploration	22,560		58,881
Change in:
Inventories	110,031	28,050	(22,055)
Accounts receivable	13,628	(61,117)
Interest receivable	(1,366)		(1,366)
Other assets			(778)
Accounts payable	(18,856)	(1,814)	90,807
Accrued payroll and related payroll expenses	4,273	(5,479)	35,794
Accrued reclamation costs			18,000
Net cash used by operating activities	(467,658)	(435,357)	(2,582,320)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(146,742)	(123,047)	(928,682)
Deposits on equipment purchases	(45,525)		(45,525)
Purchases of mineral property			(10,404)
Proceeds from sale of mineral property		120,000	120,000
Purchase of reclamation bonds	(121,176)		(123,676)
Proceeds from maturity of certificates of deposit	200,000
Purchase of marketable equity securities			(7,500)
Cash of acquired companies			38,269
Deferral of development costs	(76,078)		(301,613)
Net cash used by investing activities	(189,521)	(3,047)	(1,259,131)
Cash flows from financing activities:
Exercise of stock purchase warrants	120,000		797,600
Sales of common stock, net of issuance costs	1,025,319	1,320,000	3,717,626
Principal payments on capital lease	(17,211)	(9,994)	(101,630)
Principal payments on notes payable	(9,827)		(34,222)
Net cash provided by financing activities	1,118,281	1,310,006	4,379,374
Net change in cash	461,102	871,602	537,923
Cash, beginning of period	76,821	16,863	0
Cash, end of period	$537,923	$888,465	$537,923
Supplemental disclosure of cash flow information:
Interest paid in cash	$7,541	$5,521	$27,865
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment	$7,000	$2,000	$41,526
Mineral properties			$279,300
Payment of accounts payable	$12,205		$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable issued for property and equipment acquired	$145,938	$33,927	$191,225

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three and six month periods ended June 30, 2007 and 2006, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of June 30, 2007, the Company had 6,170,543 outstanding warrants that could potentially dilute basic EPS in the future.

4.	Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 financial statement presentation. These reclassifications have no effect on net loss as previously reported.

5.	Notes Payable

Two of the notes assumed by the Company in the second quarter of 2007 were personally guaranteed by the president of the Company. The assets pertaining to these notes are held by the Company and will revert to Company’s possession upon payment in full of the notes to the respective lenders.

6.	Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balance at June 30, 2007, represents an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

7.	Adoption of New Accounting Principles

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and six month periods ended June 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and six month periods ended June 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

8.	New Accounting Pronouncements

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

The Company has four properties at which most exploration and development is being conducted; the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Niagara copper-silver deposit was acquired during late 2006. The Niagara deposit was drilled in the 1970’s, and although more drilling is needed, the Company is conducting economic studies to determine if the deposit can be mined profitably. Production of gold ore at the Golden Chest mine is suspended while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Permitting has been completed and preparations are being made for some production of silver-gold ore at the Silver Strand mine in 2007. A drift on the vein at the Coleman underground mine exposed some ore grade mineralization during the quarter, but drifting was suspended until November 2007 because the mining crew was sent to the Silver Strand. Production from the reserves at the Coleman open pit mine and from material mined from the underground drifting operation will be processed until ore from the Silver Strand mine is available.

At the Silver Strand mine, development of infrastructure began during the quarter. Mining plans are to develop infrastructure, drive a new adit, and mine a reserve block above the main adit level in 2007. Drilling plans are to test geophysical anomalies which were found in 2004.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect. Higher grade mineralization was encountered during the quarter on the 740 level Coleman drift. Drifting will resume on the 740 level Coleman vein when work at the Silver Strand is suspended for the winter season, and further drilling may be conducted at the Scotch Thistle prospect.

The concentrate leach circuit at the New Jersey mineral processing plant was completed and commissioning activities were conducted during the quarter. Commissioning is planned to be completed during the third quarter. Concentrate will be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit was to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates.

In the 2007 season, exploration is being conducted in the Murray area where the Golden Chest mine is located. The Company’s exploration program has been very successful in finding new drilling targets. During the quarter, a new prospect called the Mineral Ridge was located where wide zones of gold mineralization were detected by soil and float sampling. Another promising target is called the Gold Butte prospect where a 50 m wide breccia zone with gold mineralization occurs. The Niagara deposit, which was acquired as part of the 2006 exploration effort, was examined for open pit mining potential during the quarter. The open pit study has so far indicated that closer spaced drilling is needed, but that the deposit may be amenable to open pit mining. The Company acquired a core drilling rig for $186,174 on July 1st,2007 and drilling operations started early in the third quarter. The cost of the core drill, less the 10% down payment, was financed upon delivery through a note payable. The backlog of drilling targets is sufficient to keep drilling operations going on a continual basis. Operating permits have been submitted to the U.S. Forest Service for exploration drilling in the Murray area. The Company’s long term objective in the Murray area is to establish enough ore reserves to justify construction of a larger mineral processing plant in the area. A feasibility study for the processing plant has commenced with a pre-feasibility report due in about 12 months.

Financial Condition-The Company maintains an adequate cash balance by increasing or decreasing its exploration and development expenditures as limited by availability of cash from operations or from financing activities. The cash balance on June 30, 2007 was $537,923, a decrease from $807,449 at the end of the first quarter. Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations-Revenue for the second quarter 2007 was $45,012 compared to $60,563 in the second quarter of 2006. Figure 2 shows the net loss for the second quarter of 2007 of $371,155 and the net losses in previous accounting periods. The net loss increased in the second quarter of 2007 because of less revenue due to lower tonnes milled and lower grade ore than the second quarter of 2006 and higher exploration and general and administrative costs. Additionally, during the second quarter of 2006 the Company saw a gain from the sale of the Camp project.

Gold and silver production in pyrite concentrates were 19 ounces and 210 ounces, respectively, in the second quarter compared to 137 ounces and 0 ounces, respectively, for the second quarter of 2006. Gold production was lower in 2007 due to lower grade ore than 2006 and fewer tonnes processed. Gold production is expected to be approximately 30 ounces for the third quarter and then to increase, along with silver production, when Silver Strand ore processing starts.

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

No major capital expenditures are required for the mineral processing plant for the remainder of 2007. Mill feed will come from the Coleman open pit, Coleman underground and the Silver Strand mine for the next two quarters of 2007.

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

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Upon that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

As disclosed in our 2006 Form 10KSB, it was determined that there were material weaknesses affecting our internal control over financial reporting. These material weaknesses are as follows:

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

There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

The Company issued 29,836 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the second quarter of 2007. The shares were valued at a price of $0.664 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter of 2007, the Company issued 200,000 shares at a price of $0.60 with regards to the exercise of outstanding warrants, 15,250 shares at an average price of $0.66 and an additional 1,700 shares at an average price of $0.80 to other accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: August 10, 2007

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 10, 2007