Form 10QSB
period 2007-09-30
NEW JERSEY MINING CO
filed 2007-11-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On October 29, 2007, 31,282,012 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X ]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2007

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

NEW JERSEY MINING COMPANY
(A Development Stage Company)
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$388,802
Investment in marketable equity security at market (cost-$7,003)	437,700
Interest receivable	2,824
Inventory	36,476
Total current assets	865,802

Property, plant, and equipment, net of accumulated depreciation	1,560,686
Mineral properties, net of accumulated amortization	923,460
Reclamation bonds	123,676

Total assets	$3,473,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,733
Accrued payroll and related payroll expenses	42,275
Obligation under capital lease-current portion	37,592
Notes payable-current portion	116,179
Total current liabilities	246,779

Accrued reclamation costs	18,000
Obligation under capital lease-non-current	55,571
Notes payable-non-current	293,942

Total liabilities	614,292

Stockholders’ equity:
Preferred stock, no par value; 1,000,000
shares authorized; no shares issued or outstanding
Common stock, no par value; 50,000,000 shares
authorized; 31,282,012 shares issued and outstanding	6,546,350
Deficit accumulated during the development stage	(4,117,715)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	430,697
Total stockholders’ equity	2,859,332

Total liabilities and stockholders’ equity	$3,473,624

The accompanying notes are an integral part of the financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Month Periods ended September 30, 2007 and 2006 and for the period from inception (July 18, 1996) through September 30, 2007
(Unaudited)

							From Inception
							(July 18, 1996)
							Through
		September 30, 2007			September 30, 2006		September 30, 2007
		Three Months	Nine Months		Three Months	Nine Months
Revenue:
Sales of gold	$		$43,250	$		$40,429	$92,959
Sales of concentrate			50,507		116,947	254,982	601,168
Total revenue			93,757		116,947	295,411	694,127

Cost and expenses:
Production costs		24,683	223,979		137,235	384,120	800,011
Management		67,174	198,372		56,344	167,032	846,880
Exploration		146,257	371,196		54,861	182,253	1,461,782
Gain on sale of mineral property						(90,000)	(90,000)
Depreciation and amortization		49,424	105,720		40,109	84,912	286,295
General and administrative expenses		111,413	305,960		80,084	248,658	1,491,395
Total operating expenses		398,951	1,205,227		368,633	976,975	4,796,363

Other (income) expense:
Timber sales (net)			(487)		793	800	(51,389)
Royalties and other income			(1,501)			(591)	(69,815)
Royalty expense		500	6,203		3,115	12,592	33,278
Gain on sale of marketable equity security		(37,598)	(37,598)				(37,598)
Interest income		(5,437)	(22,288)		(839)	(1,308)	(26,389)
Interest expense		9,214	16,754		1,662	7,183	46,442
Write off of goodwill							30,950
Write off of investment							90,000
Total other (income) expense		(33,321)	(38,917)		4,731	18,676	15,479

Net loss		365,630	1,072,553		256,417	700,240	4,117,715

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security		555,553	480,553				(430,697)

Comprehensive loss		$921,183	$1,553,106		$256,417	$700,240	$3,687,018

Net loss per common share-basic		$0.01	$0.04		$0.01	$0.03	$0.24

Weighted average common shares
outstanding-basic		30,815,001	30,349,480		27,288,985	25,926,513	16,839,983

The accompanying notes are an integral part of these financial statements.

NEW JERSEY MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine-Month Periods ended September 30, 2007 and 2006 and for the period from inception (July 18, 1996) through September 30, 2007
(Unaudited)

			From Inception
			(July 18, 1996)
	September 30,	September 30,	Through
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net loss	$(1,072,553)	$(700,240)	$(4,117,715)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	105,720	84,912	286,295
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(90,000)	(90,000)
Gain on sale of marketable equity securities	(37,598)		(37,598)
Stock issued for:
Management and directors fees	62,250	51,438	586,787
Services and other	16,700	56,736	150,854
Exploration	22,560		58,881
Change in:
Inventories	95,610	23,216	(36,476)
Accounts receivable	13,628	(46,190)
Interest receivable	(2,826)		(2,826)
Other assets			(778)
Accounts payable	(49,694)	(42,710)	59,968
Accrued payroll and related payroll expenses	10,755	23,037	42,276
Accrued reclamation costs			18,000
Net cash used by operating activities	(835,448)	(639,801)	(2,950,110)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(184,147)	(300,319)	(966,087)
Purchases of mineral property			(10,404)
Proceeds from sale of mineral property		120,000	120,000
Purchase of reclamation bonds	(121,176)		(123,676)
Proceeds from maturity of certificates of deposit	200,000
Purchase of marketable equity securities		(7,500)	(7,500)
Proceeds from sale of marketable equity securities	38,095		38,095
Cash of acquired companies			38,269
Deferral of development costs	(126,341)		(351,876)
Net cash used by investing activities	(193,569)	(187,819)	(1,263,179)
Cash flows from financing activities:
Exercise of stock purchase warrants	120,000		797,600
Sales of common stock, net of issuance costs	1,278,319	1,320,000	3,970,626
Principal payments on capital lease	(26,206)	(16,582)	(110,625)
Principal payments on notes payable	(31,115)		(55,510)
Net cash provided by financing activities	1,340,998	1,303,418	4,602,091
Net change in cash	311,981	475,798	388,802
Cash, beginning of period	76,821	16,863	0
Cash, end of period	$388,802	$492,661	$388,802
Supplemental disclosure of cash flow information:
Interest paid in cash	$16,754	$7,183	$37,078
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment	$7,000	$12,200	$41,526
Mineral properties			$279,300
Payment of accounts payable	$12,205		$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired		$23,690	$178,588
Notes payable issued for property and equipment acquired	$401,112	$33,927	$446,399

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.           Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

3.           Net Loss Per Share

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the three and nine month periods ended September 30, 2007 and 2006, the effect of the Company’s outstanding warrants would have been anti-dilutive. Accordingly, only basic EPS is presented. As of September 30, 2007, the Company had 6,893,400 outstanding warrants that could potentially dilute basic EPS in the future.

4.           Reclassifications

Certain prior period amounts have been reclassified to conform to the 2007 financial statement presentation. These reclassifications have no effect on net loss as previously reported.

5.           Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balance at September 30, 2007, represents an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

6.           Adoption of New Accounting Principles

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

The Company adopted SFAS No. 155 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and nine month periods ended September 30, 2007 as a result of the adoption of SFAS No 155. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 155.

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

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the three and nine month periods ended September 30, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

7.           New Accounting Pronouncements

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

Item 2: MANAGEMENT'S DISCUSSION, PLAN OF OPERATIONS, ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

Plan of Operation

The Company conducts exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho. The Company also has a strategy to conduct mining and mineral processing operations on higher grade ore reserves it has located on its exploration and development properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals.

The Company has four properties at which most exploration and development is being conducted; the Niagara, the Golden Chest, the Silver Strand, and the Coleman. A significant amount of exploration is also being conducted in the East Fork of Eagle Creek to find new gold properties. The Niagara copper-silver deposit was acquired during late 2006. The Niagara deposit was drilled in the 1970’s, and although more drilling is needed, the Company is conducting economic studies to determine if the deposit can be mined profitably. Production of gold ore at the Golden Chest mine is suspended while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Preparations are being made for production of silver-gold ore at the Silver Strand mine starting in the third quarter of 2008. A drift on the vein at the Coleman underground mine exposed some ore grade mineralization during the second quarter, but drifting was suspended during the entire third quarter because the mining crew was sent to the Silver Strand. Production from the reserves at the Coleman mine, from material mined from the Coleman underground exploratory drifting operation, and possibly from the Golden Chest ramp will be processed for the next three quarters.

At the Silver Strand mine, development of infrastructure continued during the quarter. A road was completed to the rock storage site, a new adit was started and a wastewater collection system was completed. Drilling of a geophysical anomaly was commenced near the end of the third quarter.

Management also thinks exploration in the New Jersey mine area has promising potential. Previous drilling has indicated higher grade mineralization in the North Coleman vein area and at the Scotch Thistle prospect. Drifting will resume on the 740 level Coleman vein when work at the Silver Strand is suspended for the winter season on November 1, and further drilling may be conducted.

In the 2007 season, exploration is being conducted in the Eagle Creek area just north and east of Murray, Idaho where the Golden Chest mine is located. The Company’s exploration program has been very successful in finding new drilling targets. During the quarter, another new prospect called the Golden Reward was located where wide zones of gold mineralization were detected by soil and float sampling. Together with the Gold Butte and Mineral Ridge prospects the Company has three prospects which have wide zones of gold mineralization in the Eagle Creek area. The Niagara deposit, which was acquired as part of the 2006 exploration effort, was examined for open pit mining potential during the quarter. The open pit study has so far indicated that closer spaced drilling is needed, but that the deposit may be amenable to open pit mining. Sampling of the outcrop of the Niagara deposit during the quarter revealed that the mineralization contains a significant gold credit which may improve the economics of mining if the gold is pervasive in the deposit. The Company acquired a core drilling rig on July 1st, 2007 and drilling operations started early in the third quarter. The backlog of drilling targets is sufficient to keep drilling operations going on a continual basis. Operating permits have been submitted to the U.S. Forest Service for exploration drilling in the Eagle Creek area and were received early in the fourth quarter. The Company’s long term objective in the greater Murray area is to establish enough ore reserves to justify construction of a larger mineral processing plant in the area. A feasibility study for the processing plant has commenced with a pre-feasibility report due in about 12 months.

Commissioning of the concentrate leach circuit at the New Jersey mineral processing plant continued during the quarter with only a few remaining tasks to be completed in the fourth quarter. Concentrate will be leached and a gold-silver dore’ produced for sale. The reason for adding the concentrate leach circuit was to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates.

Financial Condition-The Company maintains an adequate cash balance by increasing or decreasing its exploration and development expenditures as limited by availability of cash from operations or from financing activities. The cash balance on September 30, 2007 was $388,802, a decrease from $537,923 at the end of the second quarter. Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations-There was no revenue for the third quarter 2007 as in-process inventories were being built in the concentrate leach plant as compared to $116,947 in the third quarter of 2006. Figure 2 shows the net loss for the third quarter of 2007 of $365,630 and the net losses in previous accounting periods. The net loss increased in the third quarter of 2007 compared to the third quarter of 2006 because of the lack of revenue and higher exploration and general and administrative costs.

Gold and silver production in pyrite concentrates were 24 ounces and 126 ounces, respectively, in the third quarter compared to 196 ounces and 0 ounces, respectively, for the third quarter of 2006. Gold production was lower in 2007 due to lower grade ore than 2006 and fewer tonnes processed. Gold production is expected to remain about 30 ounces per quarter until the third quarter of 2008 and then to increase, along with silver production, when Silver Strand ore processing starts.

Mining operations at the Golden Chest mine are expected to be suspended until mid to late 2008 while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for more than 10 years of mining at the current rate of 4,000 tonnes/year. If a larger mill is built in the Murray area, the production rate from Idaho vein reserves would be increased.

Mining operations were planned to start at the Silver Strand mine in the third quarter but have been delayed because of poor ground conditions in driving the new adit. The Silver Strand operation is seasonal with the season ending on October 31 and re-starting on May 1. It is expected that the adit will be completed in the second quarter of 2008 and production will start in the third quarter of 2008. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No major capital expenditures are required for the mineral processing plant for the remainder of 2007. Mill feed will come from the Coleman open pit, and Coleman underground through the second quarter of 2008.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of money raised by financing activities. Basically, management expects to be able to continue the present operating scenario with its three active mines and mineral processing plant indefinitely, but expanded exploration or production activities depend upon the results of financing activities.

[The balance of this page has been intentionally left blank.]

Item 3. CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Upon that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2007, in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

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

There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the registrant’s securities filers nor the rights evidenced by the registrant’s outstanding common stock have been modified, limited or qualified.

During the third quarter of 2007 the Company initiated an offering to certain accredited and sophisticated investors. No underwriters or brokers were involved in the sale and therefore no commissions were paid. Units are being sold for $0.35 and included one share of the Companies restricted common stock and one warrant which entitles the holder to purchase an additional share of the Companies restricted common stock for $0.50 until August 31, 2009. During the third quarter 722,857 units valued at $253,000 were sold in connection with this private placement. Both the common stock and the common stock underlying the warrants are restricted as defined under Rule 144. In management’s opinion, the offer and sale of the securities were made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 43,125 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the third quarter of 2007. The shares were valued at a price of $0.47 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter of 2007, the Company issued 3,750 shares at an average price of $0.80 to other accredited and sophisticated individuals for goods and services and 6,000 shares at an average price of $0.50 to certain hourly employees for service awards during the year. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: November 12, 2007

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 12, 2007