Form 10KSB
period 2007-12-31
NEW JERSEY MINING CO
filed 2008-03-28
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The registrant’s revenues for its most recent fiscal year were $99,954.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 10, 2008, as reported by the Over the Counter Bulletin Board was $23,825,000.

At March 10, 2008, the registrant had 35,296,358 outstanding shares of no par value common stock.

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

Development Stage-As defined by the SEC-includes all issuers engaged in the preparation of an established commercially mineable deposit (reserves) for its extraction which are not in the production stage.

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

Flotation-A physiochemical process for the separation of finely divided solids from one another. Separation of these (dissimilar) discrete solids from each other is affected by the selective attachment of the particle surface to gas bubbles.

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

Tellurium-Relatively rare chemical element found with gold and silver which can form minerals known as tellurides.

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

BUSINESS OF THE COMPANY

General Description of the Business

The Company is involved in exploring for and developing gold, silver and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Niagara copper silver-deposit, the Toboggan exploration project, the New Jersey mine, the Silver Strand mine, the Golden Chest mine and several other exploration prospects. The Company operates a small (100 tonnes per day) mineral processing facility (mill) in Kellogg, Idaho.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. Our mineral processing plant has been processing ore and other mineralized material from the Golden Chest, New Jersey and Silver Strand properties for the past three years. Our strategy is to produce some income from these properties while we explore them at depth by driving ramps or drifts to and along the mineralized structures. We can then mine and process any economic material to help offset our exploration costs. We also conduct exploratory diamond drilling (surface and underground), and grassroots exploration in the area. We view our mill as another exploration tool that not only helps to provide a source of cash flow, but also allows us to better determine the grade and metallurgical characteristics of our properties. Feed for the mill in 2007 was sourced from the Coleman vein at the New Jersey mine. Currently, the mill is not fully utilized as it is operated four 10-hour days per week.

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

We also compete with other exploration and mining companies within our area for qualified employees. The long bear market in the mining industry caused many young people to find employment in other industries and this has led to a shortage of qualified workers such as miners, drillers and geologists. The tight market for labor has led to increased wages within the industry which has led to higher exploration, development, and mining costs. We pay our employees a competitive wage so that we can retain them.

We are also subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. We attempt to mitigate this risk by focusing our efforts in an area already know to host ore deposits, and also by acquiring properties we believe have the geologic and technical merits to host potentially economic mineralization. Another significant risk is the price of metals such as copper, gold and silver. If the prices of these metals were to fall substantially, it would most likely lead to a loss of investor interest in the mineral exploration sector which would make it more difficult to raise the capital necessary to move our exploration and development plans forward.

Effect of Existing or Probable Governmental Regulations on the Business

All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that would most affect operations are related to water quality. A plan of operation is usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (“BLM”) or United States Forest Service (“USFS”). The New Jersey mine, the Silver Strand mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any of our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any ground water or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. New Jersey Mining Company has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ending December 31, 2007 and 2006, we have spent $508,139 and $319,954, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits are required for the New Jersey mine because most operations are on private land and there are no process discharges to streams. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a Plan of Operation to be submitted. Our exploration programs can be delayed for significant periods of time (one to two years) because of the slow NEPA permitting process applied by the USFS. We believe the USFS permitting delays are caused by insufficient manpower, complicated regulations, misplaced priorities and sympathy for environmental groups who oppose any mining project.

The Company submitted a Plan of Operation to the USFS in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. The USFS conducted an Environmental Assessment (EA) of the plan and requested public comments on the EA in September 2004. In June 2005, the USFS issued a final Decision Notice and Finding of No Significant Impact which essentially approved the Company’s Plan of Operations, but with 26 stipulations. The stipulations cover various aspects of the plan including but not limited to the operating season, public access through the site, water quality monitoring, development rock monitoring, slope stability monitoring, and reclamation standards. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice. The Company posted a reclamation bond of $119,725 in June of 2007 to begin operations at the Silver Strand. An additional bond of $32,075 is due prior to the second operating season which gives a total bond of $151,800 for the planned project. Permit compliance activities at the Silver Strand are expected to cost about $10,000 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey mine and Golden Chest mine operations. When a mine is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws, and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial is about $120.

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey mine was completed in November of 2007. The Idaho Cyanidation permit requires monthly surface water and quarterly groundwater monitoring during the operation of the CLP. It is estimated that water monitoring cost associated with operating the CLP will be approximately $6,000 per year.

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $133 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $19,800.

When the Company plans an exploration drilling program on public lands, it must submit a Plan of Operations to either the BLM or US Forest Service. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $2,500. Upon completion of the reclamation and approval by the managing agency, the bond amount is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is 14 including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Tina C. Brackebusch works part-time for the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2008. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

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

Mineral Property

The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The Coleman pit and the current underground workings are located on the patented mining claims wholly owned by the Company.

Mineral Leases

A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also known as a Net Smelter Return (“NSR”). Additional royalties of 1% to 5% are due if the gold price exceeds $697 per ounce as of December 31, 2007. This additional royalty gold price is indexed to the Consumer Price Index with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease, known as the Grenfel lease, was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessors may terminate the leases upon the Company's failure to perform under the terms of the lease. A 3% NSR royalty will be paid to the lessors if production is achieved. However, the NSR royalty shall not exceed 10% of the net proceeds, except the NSR royalty shall not be less than 1%. No advance royalties or other advance payments are required by this lease.

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

Present Condition and Work Completed on the Property

A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A six foot by six foot ball mill is used to grind the crushed ore. Currently, hourly throughput is limited to about 4.0 tonnes per hour by the ball mill. The crushing plant and grinding circuit were built in 1996, and the flotation circuit was built in 2004. Construction of a Concentrate Leach Plant (CLP) was started in mid-2006, and was completed in November of 2007. The CLP plant uses cyanidation and direct electro-winning to produce a gold-silver dore’ from gold-bearing pyrite concentrates. Based on leach cycles for the Golden Chest pyrite concentrate, the capacity of the plant is about 10 tonnes per day. Initial indications show the CLP can recover about 97% of the gold from the Golden Chest concentrate which is near the design parameters.

Since 2001, the Company has drilled 14 holes for a total of 1,765 meters to explore the Coleman vein and associated zones of gold mineralization. The drilling confirmed the continuity of the Coleman vein system and discovered a broad zone of low grade (0.70 gpt gold) gold mineralization known as the Grenfel zone. Reserves on the Coleman vein were not increased as the drilling was too widely spaced to meet the criteria for a reserve calculation. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. The downward projection of this intercept is the target of the exploration drifting currently underway. In 2007, a single hole of 115 meters in depth was drilled at the Enterprise base-metal prospect on the New Jersey property and no significant mineralization was encountered. Drilling at the Scotch Thistle gold prospect on the New Jersey property commenced in December 2007 and 107 meters were completed by year end.

In 2007, the Company began an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 66 meters of drifting were completed with 30 meters of that on the vein and the remainder was associated development necessary to gain access to the vein. Exploration drifting in 2007 encountered pods of pyrite mineralization in the footwall of the Coleman vein that assayed 54.9 gpt gold. A total of 798 tonnes were mined on the Coleman vein and processed through the New Jersey mill. Daily production assays from the mill indicate a gold grade of 2.28 gpt for the Coleman vein where drifting took place in 2007. Finally, 792 tonnes of ore were mined and processed from the Coleman open pit at a grade of 3.25 gpt gold.

As of December 31, 2007, the Company had a capital cost of $1,047,266 associated with the mineral processing plant and a capitalized development plus investment cost of $485,064 associated with the mine.

Exploration Plans

The Company plans to continue drifting on the Coleman vein exploring for mineable, high-grade gold ore shoots. Drifting is currently underway, and it is expected that the exploration drift will reach the DDH02-02 target by mid year 2008. Additional exploration core drilling from the surface is also planned at the various prospects on the New Jersey mine property.

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

Geology

The Prichard Formation, which is 25,000 feet in thickness, underlies the New Jersey mine area which is adjacent to and north of the major Osburn fault. The Osburn fault is in the center of a Proterozoic rifting basin. The Prichard Formation is divided into nine rock units of alternating argillites, siltites, and quartzites, and the units exposed in the New Jersey mine area appear to belong to the lower members. A broad domal structure with a series of tighter folds near the Osburn fault typifies the structure of the area. South of the Osburn fault, the Wallace formation is exposed on the north flank of the Big Creek anticline.

Gold mineralization is associated with sulfide-bearing quartz veins which cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennatite, galena, and sphalerite. Most commonly in the Coleman vein of the New Jersey mine visible gold is associated with the tennantite. Gold is associated with arsenic, copper, and antimony. Igneous dikes are relatively rare. Some wallrock alteration has been observed, and the Coleman vein shows a characteristic brecciation.

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

Open Pit Reserve (Proven & Probable)

Ore Blocks	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Coleman (17+00 to 21+00)	56,250	4.59	8,303
Coleman Split (21+00 to 23+00	19,961	3.53	2,265
Total	76,211	4.31	10,568

The open pit reserve tonnages are diluted. That is, the expected dilution from open pit mining is accounted for in the grade and tonnage of the reserve blocks. The ounces stated in the above table are contained ounces. The cutoff grade used was 3.0 grams/tonne gold. The cutoff grade is based on historical costs of a 100 tonne/day open pit operation with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $18.69/gram ($581.00/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

SILVER STRAND MINE

Location

The Silver Strand mine is located in Kootenai County, Idaho about 12 miles east-northeast of Coeur d'Alene, Idaho. It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d'Alene River. Primary access is from Coeur d'Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek.

Mineral Property

The Company's Silver Strand mine consists of fifteen unpatented lode claims wholly owned by the Company. The claims are on public lands administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. assumed Trend’s royalty on the Silver Strand claims in July 2001. The royalty is a 1.5% NSR capped at $50,000 after which the NSR royalty decreases to 0.5% .

History

The Silver Strand deposit was discovered during nearby logging activity during the 1960's and mined during the 1970's and 1980's for siliceous smelter flux. Production was 13,752 tons grading 0.093 ounces per ton gold, 9.6 ounces per ton silver and 87.1% silica. The mining operation was shut down when the ASARCO Tacoma smelter closed in the early 1980's. Previous owner/operators include Silver Strand Mining Company, Silver Trend Mining Company, and Trend Mining Company. Mine Systems Design, Inc. (MSD) had an exploration agreement with Silver Trend Mining Company that was terminated in 1997. During the term of that lease, MSD made an agreement with U.S. Bureau of Mines (USBM), Spokane Research Center to conduct a mining research project at the Silver Strand mine. The USBM monitored water quality and flows from the mine, maintained the underground openings, and conducted some diamond drilling.

Present Condition and Work Completed on the Property

During 2002, the Company completed an exploration drilling program which was successful in extending the ore shoot below the No. 3 Level. Given the successful drilling results, the Company initiated the environmental permitting process for a 1,000 tonne per month seasonal, underground mining operation. In April 2003, the Company submitted a Plan of Operations (POO) to the USFS. In June 2005, the USFS affirmed their original Finding of No Significant Impact with respect to the Company’s Plan of Operations after an environmental group appealed their earlier decision. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice.

In May of 2007, the Company posted a reclamation bond of $119,725 in order to begin work at the Silver Strand. An additional bond of $32,075 is due prior to the second operating season which gives a total bond of $151,800 for the planned project. Work completed at the Silver Strand in 2007 included the building of a new road to the 225 Level and Rock Storage Site (RSS), installation of sediment-catching tanks, the installation of a land application site for mine water, and a new No. 3 portal was started. Of the existing portals, only the No. 3 portal is accessible but it is not large enough for equipment so a new No. 3 portal was started. The new No. 3 portal was not completed in 2007, but it is expected to be completed in 2008. In October of 2007, a single exploration core hole with length of 78 meters was drilled on the surface near the Silver Strand. The target was an Induced Polarization and Resistivity geophysical anomaly, but no significant mineralization was found. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site, and electrical energy requirements are satisfied with an on-site generator.

As of December 31, 2007, the Company had a capitalized development plus investment cost of $133,004 associated with the Silver Strand mine.

Exploration and Development Plans

Once the site is accessible in the spring, typically May, the Company will resume mining efforts on the new No. 3 portal. It is expected that the completion of the New No. 3 portal will occur in the third quarter of 2008, and then mining of the reserves above the No. 3 level can commence. Ore will be shipped to the New Jersey Mill in Kellogg, Idaho. Some exploration core drilling may also take place in 2008. Usual environmental compliance activities such as water monitoring will also take place. The typical operating season will be from May through October.

Geology and Reserves

Company geologists have completed the description of the geology of the Silver Strand mine. Reserve calculations were completed by the Company’s geologists and engineers. Verification of the area’s geology can be found from third party published reports by Alfred L. Anderson of the Idaho Bureau of Mines and Geology (Pamphlet 53).

Geology

The upper part of the Revett Formation outcrops at the mine. The upper Revett member contains alternating sequences of quartzite and siltite-argillite. Beds dip shallowly to moderately to the north (30 to 50 degrees). Alfred L. Anderson of the Idaho Bureau of Mines and Geology mapped the geology and discussed the mineral resources of Kootenai County in 1940 (Pamphlet 53). Anderson combined the Burke and Revett formations and estimated the combined thickness to be from 1,000 to 3,000 feet. There are no large intrusive rock bodies near the Silver Strand mine except for a diabase dike which has intruded the Silver Strand mineralized zone. The Burnt Cabin fault is the major geologic structure near the Silver Strand mine.

The Silver Strand orebody consists of a nearly-vertical, silicified (quartz) replacement zone which cuts the flat to moderately dipping Revett beds. The zone is not a fissure-filling vein. The boundaries and shape of the silicified zone were determined to some extent by a 1997 diamond drilling program completed by a previous operator. The sulfide ore mined to date appears to be enclosed within the quartz zone. The ore is black and very fine-grained. Sulfide minerals are not easy to identify because of the fine-grained texture. Occasional euhedral crystals of pyrite can be observed, and tetrahedrite is visible in the higher grade ore. Minerals observed by microscopic study during metallurgical tests include: pyrite, tetrahedrite, tennantite, sphalerite, arsenopyrite and stibnite.

Reserves

Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold and a minimum mining width of 1.5 meters. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with flotation and recovering 75% of the silver and gold. Silver and gold prices used are based upon a three year average or $0.35/gram ($10.75/troy ounce) and $18.69/gram ($581.00/troy ounce), respectively.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

GOLDEN CHEST

Location

The Golden Chest project is located in Reeder Gulch about 2.4 kilometers east of Murray, Idaho along Forest Highway 9. The property consists of two mining leases and unpatented claims covering approximately 500 acres. The site is accessible by an improved dirt road. A 30 ft by 20 ft steel-clad pole building is present near the ramp portal and is used as a shop and a dry. Single phase electrical power supplied by Avista Utilities has been installed to the portal site in Reeder Gulch.

Mineral Lease

On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasiblity study on an open pit resource drilled by Newmont Exploration Limited and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the Consumer Price Index (CPI) using June 2003 (CPI = 183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2007 CPI-U)	Additional NSR Royalty
< $457	None
$457 to $515	1.0%
$515 to $572	1.5%
$572 to $629	2.0%
> $629	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production.

On January 3, 2005, the Company signed a mining lease with Prichard Creek Resource Partners, LLC that covers about 41 acres of unpatented lode claims. Upon exercising the lease the Company issued 30,000 shares of restricted common stock to Prichard Creek Resource Partners. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty is based on the same sliding scale, presented in the table above, is also payable to Prichard Creek Resource Partners. Finally, if commercial production is commenced from these claims, a one-time payment of 30,000 shares of the Company’s common stock is payable to Prichard Creek Resource Partners.

The Company also holds an additional 195 acres at the Golden Chest property through unpatented claims wholly owned by the Company. The portion of these claims within Sections 4 and 5 of Township 49N, Range 5E, BM are subject to a 1% Net Profits Royalty payable to MTLI.

History

The Golden Chest was the largest lode producer in the Murray district, producing 65,000 ounces of gold from narrow high grade veins primarily in the late 1800’s. Newmont Exploration Limited (NEL) spent over $500,000 on an exploration program at the Golden Chest in the late 1980s, which consisted of soil and rock sampling, surface and underground mapping, and 3,390 meters of drilling. Newmont’s work identified a potential open pit gold resource. Newmont dropped the property in 1990, apparently because it did not meet their criterion of a one million ounce open-pit resource. New Jersey Mining Company signed a mining lease for the property in January 2005.

Present Condition and Work Completed on the Property

The Company started work on the property in 2004. An exploration ramp of 152 meters was completed along with 40 meters of drifting on the Katie vein. A gold ore shoot was exposed by the drifting and mining and processing of material from this shoot commenced in 2005 and continued until January 2007 when the economic limits of the oreshoot were reached.

Every year since 2004, the Company has completed an exploration core drilling program on the Golden Chest property. A total of 3,350 meters of drilling has been completed all from the surface. The majority of these holes have been targeted at extending the Idaho vein below the No. 3 level which is the deepest level in the Idaho vein area. This drilling has been successful in extending the Idaho vein at depth. As an example, DDH04-06 intercepted 17.5 meters of quartz veining that assayed 4.83 gpt gold and included a higher grade section of 5.8 meters that assayed 10.13 gpt gold. Based on this intercept and several others, a section of the Idaho vein was converted to proven and probable reserves on December 31, 2006.

The Company completed studies in 2004 on a potentially open pitable resource drilled by Newmont in the 1980’s. Handbook and scaled costs were used in conjunction with current gold prices and three-year average prices. It was concluded that the resource would not be feasible as a stand-alone project and does not meet the SEC Guide 7 requirements for reserves. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

As of December 31, 2007, the Company had a capitalized development plus investment cost of $216,875 associated with the Golden Chest mine.

Exploration and Development Plans

In early 2007, the decision was made to suspend mining of the Katie oreshoot and focus our efforts on driving the decline ramp (Idaho ramp) to the reserve block on the Idaho vein. Approximately 130 meters of the Idaho ramp was completed in 2007. It is expected that another crew of miners will be added in 2008 to accelerate advancement of the Idaho ramp. Exploration drill stations will be excavated along the Idaho ramp at regular intervals to provide platforms for drilling of the Idaho vein with a goal of increasing ore reserves. It is expected that the Idaho ramp project will take from 12 to 16 months to reach the target 865 level.

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

The reserves were calculated using actual 2006 operating costs of a 400 tonne per month operation which includes the following costs: underground mining costs, haulage costs for hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing costs with a flotation mineral processing plant recovering 94% of the gold. Gold prices used are based upon a three year average or $18.69/gram ($581.00/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	158,958	5.52	28,214

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

NIAGARA PROJECT

Location

The Niagara copper-silver deposit is located near the forks of Eagle Creek about seven kilometers northwest of the Company's Golden Chest operation. The property is without known ore reserves, and consists of 22 unpatented claims which cover about 430 acres. Access to the site is maintained through the use of a US Forest Service road which is closed to the general public. No electrical energy is present at the site.

Mineral Agreement

The Company signed an exploration agreement with Revett Metals Associates (“RMA”) in December 2006. The exploration agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

History

An exploration program completed by Earth Resources Company on the Niagara property in the 1970's identified a large volume of copper-silver mineralization within the Revett formation. Their exploration program included eight drill holes and six trenches on the outcrop of the mineralized strata. Earth Resources also completed metallurgical testwork that indicated conventional flotation will achieve recoveries of 94% for copper and 90% for silver. Earth Resources also completed preliminary economic studies on the deposit. Kennecott owned the claims that cover the Niagara deposit for a period of time after Earth Resources. RMA re-staked the property in 2004 after Kennecott dropped the claims.

Exploration and Development Plans

Very little exploration or development work has taken place on the property since Earth Resources’ work in the 1970’s. A network of roads was constructed on the site to provide drill stations and allow logging of the site. Some clearing of brush and minimal dozer work will be required to re-open these roads for more drilling. A Plan of Operations (POO) for a exploration drilling program was approved by the USFS in October of 2007.

The Company plans to start a core drilling program at the Niagara deposit in the spring of 2008 once the site is accessible. The primary goal of the program is to perform in-fill drilling to upgrade the quality of the resource estimate to the level sufficient for a feasibility study. The feasibility study would evaluate the economics of an open pit and/or underground mining operation with a mill processing in the range of 5,000 tonnes per day. Another goal of the drilling program is to evaluate the Niagara deposit for gold content and to drill deeper holes that will probe into the lower Revett Formation to explore for a deeper copper-silver deposit.

On March 25, 2008, the Company announced that it has signed a definitive agreement with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties created a joint venture to explore for gold deposits within a 38 square mile area north of Murray, Idaho. The joint venture, known as the Toboggan Project, covers all of the Company’s mining claims within this area except for the Niagara property. Under the terms of the agreement, Newmont can earn a 51% interest in the joint venture by spending $2,000,000 over three years. Newmont can increase its interest to 70% by spending an additional $10,000,000 or completing a feasibility study in the years four through seven, whichever comes first.

As part of the terms of the agreement, Newmont retains an option to include the Niagara property into the Toboggan Project which is exercisable starting at the end of year one and extending to the end of year three. If Newmont elects to include the Niagara property, it would be required to spend at least another $1,000,000 or twice what NJMC spends on exploration of the Niagara, whichever is greater, to earn its 51% interest.

As of December 31, 2007, the Company had an investment cost of $19,500 associated with the Niagara project.

Geology

The Niagara deposit occurs in a section of mineralized upper Revett Formation near the axis of a north-south striking syncline. The western limb of the syncline has been truncated by the north-south striking Murray Peak fault, a steep, west dipping reverse fault. Other faults offset the mineralized zone slightly. In the Niagara deposit, the mineralization occurs in the upper Revett Formation, which here is a light gray, massive quartzite with thin siltite interbeds. The mineralized horizon crops out along the East Fork Eagle Creek and is approximately 30 meters below the contact with the overlying St. Regis Formation. Copper minerals include bornite, chalcopyrite, chalcocite and some copper oxide minerals. Silver minerals include stomeyerite and jalpaite. Pyrite and galena also occur in trace amounts. Recent sampling by the Company indicates the Niagara deposit may have a significant gold content and historic drill samples were not assayed for gold.

TOBOGGAN PROJECT

Location

The Toboggan project is an exploration property without known ore reserves. The Toboggan project consists of 146 unpatented lode claims covering an area of approximately 2,910 acres in and near the East Fork of Eagle Creek drainage. These claims are wholly owned by the Company. The Toboggan project consists of the following claim groups or prospect names: Gold Butte, Snowslide, Golden Reward, Mineral Ridge, CA, TB, Independence, and Lost Eagle. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

History

Historic workings are present at the Gold Butte prospect and consist of seven adits connected by a system of narrow roads. Most of the underground work appears to have been completed by 1941. Two holes were drilled on the Gold Butte prospect in the 1980’s. Prior geophysical exploration work by Cominco-American in the CA area in the mid 1980’s found a large CSAMT geophysical anomaly, roughly two square kilometers in area. In 1987, Cominco American drilled a hole 500 meters in depth that was located on the eastern edge of the anomaly. It appears that the hole was located too far to the east, and that it was not drilled deep enough to investigate the large geophysical anomaly. A company called Nord Pacific completed a gold exploration program in the Mineral Ridge area including a soil sampling program and a reverse-circulation drilling program in 1992. Nord Pacific identified several anomalous gold zones with their soil sampling and completed nine holes totaling 850 meters in their drilling program. All of the drillholes intercepted anomalous gold mineralization including a 1.5 meter intercept of 18.9 gpt gold. Historic workings at the Mineral Ridge prospect, which were likely completed before Nord Pacific’s work, include six adits as well as numerous pits and trenches. The Independence area was originally staked in 1906 and was active intermittently through the 1900’s. Work completed included four adits and numerous pits and trenches.

Present Condition and Work Completed on the Property

The Company has completed various geologic field work including soil sampling, rock sampling, stream sediment sampling, geophysical surveys, and mapping. A Plan of Operations was approved by the USFS for exploratory core drilling at the CA claims, the Snowslide claims and the Gold Butte claims. The Company drilled one core hole at the Snowslide prospect in October of 2007. Only 130 meters of drilling were completed before the drill had to be removed for the winter. About 126 meters of this hole were drilled through the Toboggan Intrusive, a trachyte–basalt which contained anomalous amounts of gold and tellurium.

Exploration and Development Plans

On March 25, 2008, the Company announced that it has signed a definitive agreement with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties created a joint venture to explore for gold deposits within a 38 square mile area north of Murray, Idaho. The joint venture, known as the Toboggan Project, covers all of the Company’s mining claims within this area except for the Niagara property. Under the terms of the agreement, Newmont can earn a 51% interest in the joint venture by spending $2,000,000 over three years. Newmont can increase its interest to 70% by spending an additional $10,000,000 or completing a feasibility study in the years four through seven, whichever comes first.

As part of the terms of the agreement, Newmont retains an option to include the Niagara property into the Toboggan Project which is exercisable starting at the end of year one and extending to the end of year three. If Newmont elects to include the Niagara property, it would be required to spend at least another $1,000,000 or twice what NJMC spends on exploration of the Niagara, whichever is greater, to earn its 51% interest.

Geology

Gold mineralization tends to occur in structurally controlled zones within the Prichard Formation which are associated with large potential feeder structures such as the Murray Peak fault, the Bloom Peak fault, and the Niagara fault. The gold mineralization can occur either as discrete, high-grade quartz veins or within wide zones of brecciation. Geochemical analysis of soils and rocks has led to the discovery of very high levels of tellurium associated with zones of higher grade gold mineralization. Electron microprobe analysis has shown the presence of gold-silver electrum and the telluride mineral petzite. The presence of telluride minerals along with the presence of alkaline intrusive rocks and areas of potassic alteration has led the Company to believe the gold mineralization is associated with a deeply buried alkaline intrusion. Alkaline rocks are a type of igneous intrusive rock characterized by high potassium and sodium and frequently associated with gold mineralization.

COPPER CAMP

Summary

The Copper Camp is an exploration project without known ore reserves. Copper Camp lies about 8 kilometers northwest of Murray, Idaho and is accessed by the Lost Creek USFS road. Electrical power is located adjacent to the site. The Company signed an exploration agreement with RMA in December of 2007 which covers nine unpatented claims with an area of about 180 acres. Terms of the agreement call for an exploration period of five years, and during or at the end of the exploration period NJMC can decide to enter a mining agreement. Upon entering a mining agreement, NJMC could exercise an option to buy 90% of the royalty interest for $2.5 million or NJMC could decide to pay the full Net Smelter Royalty of 3% on any production with annual minimum royalty requirements. Upon signing of the agreement, the Company issued 30,000 shares of restricted common stock plus $4,500. During the subsequent five-year exploration period, the required annual payments are 30,000 shares and $3,000.

The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structure-controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver

WISCONSIN-TEDDY PROSPECT

Summary

The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the U.S. BLM. The project is a base metal exploration project in the Prichard Formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems:a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2008.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary

The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A Plan of Operations for a helicopter-mobilized core-drilling program has been submitted to the USFS. Modifications to the Plan of Operations were made after meeting with the USFS in June of 2005. A site visit was made with USFS personnel in 2006, but the USFS has yet to indicate if or when the Plan of Operations will be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the timely receipt of a permit from the USFS. As of December 31, 2007, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2007.

[The balance of this page has been intentionally left blank.]

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

Year Ending December 31, 2007	High Bid	Low Bid
First Quarter	$0.93	$0.51
Second Quarter	$0.85	$0.65
Third Quarter	$0.65	$0.34
Fourth Quarter	$0.57	$0.32
Year Ending December 31, 2006	High Bid	Low Bid
First Quarter	$0.80	$0.32
Second Quarter	$1.25	$0.64
Third Quarter	$0.74	$0.40
Fourth Quarter	$0.68	$0.41

Shareholders

As of March 10, 2008 there were approximately 1,300 shareholders of record of the Company's Common Stock. As of March 10, 2008 the Company had issued and outstanding 35,296,358 shares of Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. However, in April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board.

During the years ended December 31, 2007 and 2006, the Company issued 154,386 and 116,480 shares, respectively, of its restricted common stock valued at $82,500 and $61,063, respectively, to Fred Brackebusch for management services.

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Bulletin Board.

Recent Sales of Unregistered Securities

On February 12, 2007 the company completed a non brokered (i.e. no commissions were paid to an underwriter or broker) sale of 2,684,584 units at a price of $0.40 per unit generating $1,073,819 in net proceeds. Each unit consisted of one share of restricted common stock plus one half warrant whereby each whole warrant could purchase one share of the Company's restricted common stock at $0.55 per share until December 31, 2008. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On November 13, 2007 the Company completed a non brokered (i.e. no commissions were paid to an underwriter or broker) sale of 1,451,427 units at $.035 per unit generating $507,600 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the company’s restricted common stock at $0.50 per share until August 31, 2009. The sale was strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. The offering was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

For the year ending December 31, 2007, the Company issued 489,946 shares of restricted common stock for management and director’s fees, equipment, services, exploration, accounts payable and mining lease payments. A value of $254,661 (for an average value of $0.52 per share) was assigned to these fees, services, and equipment. See the statement of shareholder’s equity for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Plan of Operation

The Company is executing its strategy to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals.

The Company has five properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. The Niagara copper-silver deposit was drilled in the 1970’s, and although more drilling is needed to increase the confidence in resource estimates and to evaluate whether gold is a significant component of the deposit, the Company will conduct in-fill drilling and economic studies to determine if the deposit can be mined profitably. At the Golden Chest mine, production is not being done while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Permits are in place and development of infrastructure has commenced in order to be able to begin production of silver-gold ore at the Silver Strand mine in 2008. At the Coleman underground mine, a drift is being driven on the Coleman vein toward a drill intercept which indicates the presence of higher grade gold-silver mineralization. Production from lower grade reserves at the Coleman open pit mine may be conducted to fill up mill capacity.

The Company acquired a core drilling machine in 2007 and completed 8 exploratory drillholes during the year. One hole was completed at the Enterprise base metal prospect, three holes were completed at the Golden Chest to assist in the evaluation of a potentially open pitable gold occurrence, one hole was completed at the Silver Strand mine to test a geophysical anomaly, one hole was completed on the Toboggan project to test a telluride mineral occurrence, one hole was completed on the Steamboat copper-silver prospect to determine which strata occur at the location, and one hole was completed at the Scotch Thistle gold prospect. All of these drillholes were exploratory in nature and did not result in any new ore reserves. In 2008, drilling will continue in the New Jersey mine area until weather allows the mobilization of the drill to the Niagara property where drilling will continue throughout most of the year.

In 2007, an exploration program was continued in the Murray area where the Golden Chest mine is located. The program was successful in finding two more new drilling targets. The two new targets are the Mineral Ridge and Golden Reward, both being gold-silver telluride mineral systems. Permits for drilling both of these new targets have been submitted to the Federal land management agency. The Company’s long term objective in the Murray area is to develop enough ore reserves to justify construction of a larger mineral processing plant in the area.

In 2007, a concentrate leach circuit at the New Jersey mineral processing plant was commissioned. Concentrate will be leached and a gold-silver dore’ produced for sale in 2008. The reason for adding the concentrate leach circuit was to obtain more revenue compared to selling concentrates by increasing recovery and eliminating concentrate freight as well as to avoid any potential difficulties in marketing concentrates.

Financial Condition- The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2007 was $271,473, and Figure 1 shows the corresponding balances for previous accounting periods.

Results of Operations

Income Earned during the Development Stage (Revenue) for the year 2007 was $99,954 compared to $339,077 in 2006. Figure 2 shows the net loss for the fourth quarter of 2007 of $380,698 and the net losses in previous accounting periods. The net loss for 2007 was $1,453,268 compared to a net loss of $991,602 in 2006. The net loss increased in 2007 because of higher exploration and management costs and lower revenue.

Gold production in pyrite concentrates and bullion was 40 ounces in the fourth quarter and 108 ounces for the year 2007 as compared to 228 and 679 ounces for the respective 2006 periods. Gold production was lower in 2007 due to lower grade ore and fewer tonnes processed than 2006. Gold production is expected to be approximately 80 ounces per quarter during the next two quarters and then to increase, along with silver production, when Silver Strand ore processing starts.

Stoping operations at the Golden Chest mine are expected to be suspended for approximately one year while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the current rate of 4,000 tonnes/year.

Mining and mineral processing operations have continued year around through the winter months even though occasional storms delay operations. Mineral processing equipment is cleaned out in the winter period to supplement production in the cold months. Experience is that about 20% of gold production comes from cleanout.

Ore production is planned to start at the Silver Strand mine in the third quarter of 2008, however a capital expenditure of approximately $150,000 will be required to bring the mine into production. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

Some capital expenditures are planned for the mineral processing plant in 2008 for a new ore feeder and possibly another filter. Mill feed will come from the Coleman underground and the Silver Strand mine in 2008.

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

Off-balance sheet arrangements

The Company has no current or future off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

[The balance of this page has been intentionally left blank.]

ITEM 7.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.
/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington
March 18, 2008

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Balance Sheets, December 31, 2007 and 2006	29

Statements of Operations and Comprehensive Income (Loss) for the years ended
December 31, 2007 and 2006 and from the date of inception on July 18, 1996
through December 31, 2007 (Unaudited)	30

Statement of Changes in Stockholders’ Equity for the years ended December 31,
2007 and 2006 and for the period from inception on July 18, 1996 through
December 31, 2007 (Unaudited)	31-34

Statements of Cash Flows for the years ended December 31, 2007 and 2006 and from the
date of inception on July 18, 1996 through December 31, 2007 (Unaudited)	35

Notes to Financial Statements	36-51

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2007 and 2006

ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$271,473	$76,821
Certificates of deposit		200,000
Investment in marketable equity security at market
(cost-2007-$6,531, 2006-$7,500)	391,872	918,750
Interest receivable	1,277
Accounts receivable		13,628
Inventory	89,517	132,086
Total current assets	754,139	1,341,285

Property, plant, and equipment, net of accumulated depreciation	1,524,463	1,061,064
Mineral properties, net of accumulated amortization	1,004,444	810,970
Reclamation bonds	126,073	2,500
Total assets	$3,409,119	$3,215,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,544	$112,633
Accrued payroll and related payroll expenses	37,730	31,521
Obligations under capital lease-current portion	36,940	35,472
Notes payable-current portion	118,046	12,615
Total current liabilities	256,260	192,241

Accrued reclamation costs	19,800	18,000
Obligation under capital lease-non-current	46,956	83,896
Notes payable-non-current	263,896	28,278
Total non-current liabilities	330,652	130,174

Total liabilities	586,912	322,415

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock no par value, 50,000,000
shares authorized; 2007-32,291,192 and 2006-
27,586,485 shares issued and outstanding	6,935,297	5,027,317
Deficit accumulated during the development stage	(4,498,431)	(3,045,163)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	385,341	911,250
Total stockholders’ equity	2,822,207	2,893,404

Total liabilities and stockholders’ equity	$3,409,119	$3,215,819

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2007 and 2006,
And from Inception (July 18, 1996) through December 31, 2007

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2007
	2007	2006	(Unaudited)
Income earned during the development stage:
Sales of gold	$49,447	$40,429	$99,156
Sales of concentrate	50,507	298,648	601,168
	99,954	339,077	700,324

Costs and expenses:
Direct production costs	189,342	333,549	765,374
Management	326,807	284,454	975,315
Exploration	508,139	319,954	1,598,725
Gain on sale of mineral property		(90,000)	(90,000)
Depreciation and amortization	159,768	122,786	340,344
General and administrative expenses	434,767	342,780	1,608,959
Total operating expenses	1,618,823	1,313,523	5,198,717

Other (income) expense:
Timber sales	(487)	(2,517)	(54,699)
Timber expense		3,317	14,554
Royalties and other income	(1,889)	(5,317)	(70,203)
Royalties expense	6,541	16,503	33,617
Gain on sale of marketable equity security	(70,109)		(70,109)
Interest income	(26,969)	(4,101)	(31,071)
Interest expense	27,312	9,271	56,999
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	(65,601)	17,156	38

Net loss	1,453,268	991,602	4,498,431

Other Comprehensive income:
Unrealized (gain) loss on marketable
equity security	525,909	(911,250)	(385,341)

Comprehensive loss	$1,979,177	$80,352	$4,113,090

Net loss per common share-basic	$0.05	$0.04	$0.26

Weighted average common
shares outstanding-basic	30,717,377	26,298,167	17,148,723

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2006, and 2007 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2007 (unaudited)

						Accum. Other		Total
	Common Stock			Accumulated		Comprehensive	Treasury	Stockholders'
	Shares	Amount		Deficit		Income	Stock	Equity
Issuance of common stock for:
Assets and liabilities of New Jersey Joint Venture	10,000,000	$207,968	$		$			$207,968
Acquisition of Plainview Mining Company	1,487,748	148,000						148,000
Cash from sales	228,816	110,115						110,115
Services	14,000
Net loss				(44,174)				(44,174)
Balance, December 31, 1997	11,730,564	466,083		(44,174)				421,909
Issuance of common stock for:
Acquisition of Plainview Mining Company	1,512,252	152,000						152,000
Cash from sales	117,218	29,753						29,753
Services	18,000
Treasury stock acquired with Plainview acquisition							$(136,300)	(136,300)
Net loss				(30,705)				(30,705)
Balance, December 31, 1998	13,378,034	647,836		(74,879)			(136,300)	436,657
Issuance of common stock for services	79,300	-
Net loss				(23,738)				(23,738)
Balance, December 31, 1999	13,457,334	647,836		(98,617)			(136,300)	412,919
Issuance of common stock for:
Silver Strand property	50,000	68,750						68,750
Services	62,100	4,313						4,313
Net loss				(20,492)				(20,492)
Balance, December 31, 2000	13,569,434	720,899		(119,109)			(136,300)	465,490
Issuance of common stock for:
Grenfel lease	1,000,000	100,000						100,000
Lost Eagle property	50,000	5,000						5,000
Roughwater property	255,000	25,500						25,500
Services	68,400	6,840						6,840
Net loss				(6,448)				(6,448)
Balance, December 31, 2001	14,942,834	858,239		(125,557)			(136,300)	596,382

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2006, and 2007 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2007 (unaudited)

					Accum. Other		Total
	Common Stock		Accumulated		Comprehensive	Treasury	Stockholders'
	Shares	Amount	Deficit		Income	Stock	Equity
Balance, December 31, 2001	14,942,834	$858,239	$(125,557)	$		$(136,300)	$596,382
Issuance of common stock for:
Cash	1,700,000	255,000					255,000
Services	9,835	1,475					1,475
Directors’ fees	15,000	2,250					2,250
Acquisition of Gold Run Gulch Mining Company	1,916,250	273,954					273,954
Net loss, as previously reported			(51,307)				(51,307)
Balance, December 31, 2002, as previously reported	18,583,919	1,390,918	(176,864)			(136,300)	1,077,754
Change in accounting for exploration costs			(9,883)				(9,883)
Correction of error in accounting for stock issuance costs	(25,500)	25,500
Balance, December 31, 2002, restated	18,583,919	1,365,418	(161,247)			(136,300)	1,067,871
Issuance of common stock for:
Exercise of stock purchase warrants	810,000	200,750					200,750
Cash, net of issuance costs	795,000	318,000					318,000
Management and directors’ fees	381,200	144,326					144,326
Equipment	5,000	3,000					3,000
Services	21,915	7,262					7,262
Exploration lease	20,000	8,000					8,000
Treasury stock cancelled	(1,947,144)	(136,300)				136,300
Net loss			(379,274)				(379,274)
Balance, December 31, 2003	18,669,890	1,910,456	(540,521)				1,369,935
Issuance of common stock for:
Exercise of stock purchase warrants	1,437,500	398,750					398,750
Cash	1,184,550	511,440					511,440
Management and directors’ fees	153,460	102,273					102,273
Equipment	28,650	16,476					16,476
Services	26,750	14,550					14,550
Exploration lease	20,000	12,000					12,000
Net loss			(922,555)				(922,555)
Balance, December 31, 2004	21,520,800	2,965,945	(1,463,076)				1,502,869

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2006, and 2007 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2007 (unaudited)

					Accum. Other			Total
	Common Stock		Accumulated		Comprehensive		Treasury	Stockholders'
	Shares	Amount	Deficit		Income		Stock	Equity
Balance, December 31, 2004	21,520,800	$2,965,945	$(1,463,076)	$		$		$1,502,869
Issuance of common stock for:
Cash	309,100	125,000						125,000
Exercise of stock purchase warrants	195,250	78,100						78,100
Management and directors’ fees	334,275	132,725						132,725
Services	82,170	37,826						37,826
Exploration and lease	149,400	74,321						74,321
Equipment	11,500	4,700						4,700
Value of shares issued in prior years		24,050						24,050
Net loss			(590,485)					(590,485)
Balance, December 31, 2005	22,602,495	3,442,667	(2,053,561)					1,389,106
Issuance of common stock for:
Cash	4,521,250	1,368,500						1,368,500
Management and directors’ fees	236,480	127,063						127,063
Services	162,860	56,137						56,137
Exploration	10,000	5,750						5,750
Lease	30,000	15,000						15,000
Equipment	23,400	12,200						12,200
Unrealized gain in marketable equity security					911,250			911,250
Net loss			(991,602)					(991,602)
Balance, December 31, 2006	27,586,485	5,027,317	(3,045,163)		911,250		0	2,893,404

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2006, and 2007 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2007 (unaudited)

				Accum. Other		Total
	Common Stock		Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Deficit	Income	Stock	Equity

Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)	$911,250	$0	$2,893,404
Issuance of common stock for:
Cash	4,014,761	1,533,319				1,533,319
Exercise of warrants	200,000	120,000				120,000
Management and directors fees	274,386	142,500				142,500
Services	52,104	27,157				27,157
Exploration	52,200	32,560				32,560
Mineral property agreement	60,000	30,000				30,000
Buildings and equipment	20,756	10,239				10,239
Accounts payable	30,500	12,205				12,205
Unrealized gain (loss) in marketable equity security				(525,909)		(525,909)
Net loss			(1,453,268)			(1,453,268)
Balance, December 31, 2007	32,291,192	$6,935,297	$(4,498,431)	$385,341	$0	$2,822,207

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006,
And from Inception (July 18, 1996) through December 31, 2006

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		through
			December 31, 2007
	2007	2006	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,453,268)	$(991,602)	$(4,498,431)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	159,768	122,785	340,343
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(90,000)	(90,000)
Gain on sale of marketable equity securities	(70,109)		(70,109)
Stock issued for:
Management and directors’ fees	142,500	127,063	667,037
Services and other	27,157	56,137	161,311
Exploration	32,560	5,750	68,881
Mineral property agreement	15,000		15,000
Change in:
Inventories	42,569	(63,276)	(89,517)
Accounts receivable	13,628	(13,628)
Interest Receivable	(1,277)		(1,277)
Other assets		(2,500)	(778)
Accounts payable	(36,884)	15,362	72,779
Accrued payroll and related payroll expense	6,209	22,520	37,730
Accrued reclamation costs	1,800	5,500	19,800
Net cash used by operating activities	(1,120,347)	(805,889)	(3,235,009)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(195,992)	(384,972)	(977,932)
Purchase of mineral property	(4,500)	(4,500)	(14,904)
Proceeds from sale of mineral property		120,000	120,000
Purchase of reclamation bonds	(123,573)		(126,073)
Purchase of certificates of deposits		(200,000)	(200,000)
Proceeds from sales of certificates of deposits	200,000		200,000
Purchase of marketable equity security		(7,500)	(7,500)
Proceeds from sales of marketable equity securities	71,078		71,078
Cash of acquired companies			38,269
Deferral of development costs	(190,567)		(416,102)
Net cash used by investing activities	(243,554)	(476,972)	(1,313,164)
Cash flows from financing activities:
Exercise of stock purchase warrants	120,000		797,600
Sales of common stock, net of issuance costs	1,533,319	1,368,500	4,225,626
Principal payments on capital lease	(35,473)	(21,286)	(119,892)
Principal payments on notes payable	(59,293)	(4,395)	(83,688)
Net cash provided by financing activities	1,558,553	1,342,819	4,819,646
Net change in cash and cash equivalents	194,652	59,958	271,473
Cash and cash equivalents, beginning of period	76,821	16,863	0
Cash and cash equivalents, end of period	$271,473	$76,821	$271,473
Supplemental disclosure of cash flow information
Interest paid in cash	$27,311	$9,766	$47,635
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment	$10,239	$12,200	$44,765
Mineral properties	$15,000	$15,000	$294,300
Payment of accounts payable	$12,205		$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired		$67,828	$178,588
Notes payable for property and equipment acquired	$401,112	$45,287	$446,399

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

Revenue Recognition

As a development stage company our revenue from operations is referred to as income earned during the development stage. Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Inventory

Dore' and process inventories are stated at the lower of average cost incurred or net realizable value.

Timber Sales

Revenue from harvest of raw timber is recognized when a contract has been established, the timber has been shipped, and payment is deemed probable. These sales of timber found on the Company’s mineral properties are not a part of normal operations.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of the assessment, the Company determined that we could be subject to examination of income tax filings in the United States and state jurisdictions for the 2004 through 2006 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements for the year ended December 31, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Fair Values of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, reclamation bonds, investment in marketable equity securities, accounts payable, obligations under capital lease and notes payable are approximated at their fair values as of December 31, 2007 and 2006.

Investment in Marketable Equity Security

In compliance with Statement of Financial Accountings Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), marketable equity securities are classified as available for sale and are valued at the market price, including securities for which sale is restricted for a period less than one year. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless a permanent impairment in value has occurred, which would then be charged to current period net income (loss).

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2007 and 2006, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in note 7 of the financial statements.

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

Buildings and Equipment

Buildings and equipment are stated at the lower of cost or estimated net realizable value. Depreciation and amortization is based on the estimated useful lives of the assets and is computed using straight-line and units-of-production methods. The expected useful life of most of the Company’s buildings is up to 50 years and equipment life expectancy ranges between two and ten years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Mine Exploration and Development Costs

The Company records exploration costs as such in the period they occur. Mine development costs are capitalized as deferred development costs after proven and probable reserves have been identified. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Property Evaluations

Annually, or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral properties, including deferred development costs, to assess whether such amounts are recoverable. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three year average metals prices, operating capital and costs, and reclamations costs. All numbers used in the carrying value analyses are calculated using 2007 cost of dollars. Additionally, in 2006, an “operational certainty factor” (OCF) calculation and comparative sales evaluation were introduced. The OCF considers risk factors that may be encountered in bringing a mineral property into production. The risk factors include the probability of: acquiring necessary permits, certainty of tonnage and grade, and technical and operating problems. The comparative sales analysis estimates future value based upon a comparison of known reserves and sales prices for comparable properties. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Asset Retirement Obligations (“ARO”) and Remediation Costs

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balance at December 31, 2007, represents an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

Share Based Compensation or Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable as defined by SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which will become effective for us beginning January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our financial statements and at this time we do not anticipate a material effect.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This Statement will become effective for us beginning January 1, 2008. The Company is currently evaluating the potential impact of this statement on the financial statements and at this time does not anticipate a material effect.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which replaces SFAS 141. SFAS 141( R ) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if, and when, a future acquisition occurs.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Recent Accounting Pronouncements; continued:

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have consolidated financial statements, so does not anticipate any impact on its financial statements from the adoption of SFAS 160.

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3. Buildings and Equipment

Buildings and equipment at December 31, 2007 and 2006, consisted of the following:

	2007	2006
Mill building at cost	$128,566	$128,566
Milling equipment at cost	981,402	844,877
Less accumulated depreciation	(62,702)	(46,959)
Total mill	$1,047,266	$926,484

Building and equipment at cost	657,041	186,992
Less accumulated depreciation	(179,844)	(52,412)
Total building and equipment	477,197	134,580
Total	$1,524,463	$1,061,064

For both years ending December 31, 2007 and 2006, milling and other equipment included assets under capital lease amounting to $150,254. The leases have been amortized over the terms of the respective lease. Accumulated amortization at December 31, 2007 and 2006 was $66,999 and $36,573, respectively. At December 31, 2007, the estimated future minimum lease payments under capital leases were as follows:

Year
2008	$44,922
2009	30,532
2010	11,812
2011	11,048
Total	98,314
Less: Amounts representing interest costs	(14,418)
Net present values	83,896
Less: Capital lease obligations-current portion	(36,940)
Long-term capital lease obligations	$46,956

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4. Notes Payable

At December 31, 2007 and 2006, notes payable consisting of equipment and property are as follows.

	2007	2006
Dodge pick-up 60 month note payable, 0.00% interest rate;
collateralized by pick-up, monthly payments of $557	$22,842	$29,527
Hagby Diamond Drill 48 month note payable, 8.00% interest rate payable monthly, collateralized by drill, monthly payments of
$4,093	149,520
Ingersoll Rand Compressor 36 month note payable, 4.90% interest rate payable monthly, collateralized by compressor, monthly
payments of $670	15,885
Caterpillar 305 Excavator 48 month note payable, 7.81% interest rate payable monthly, collateralized by excavator, monthly
payments of $956	34,302
Kubota 5700 Tractor 36 month note payable, 0.00% interest rate,
collateralized by tractor, monthly payments of $674	19,543
Property with shop 36 month note payable, 0.25% plus prime
variable interest rate paid monthly, full principal of note due in one payment at end of term, monthly payments vary depending upon
interest rate	60,000
Eimco Secoma Drill 24 month note payable, 12.76% interest rate
payable monthly, monthly payments of $4,150	74,414
Kubota RTV 36 month note payable, 0.00% interest rate;
collateralized by equipment, monthly payments of $494	5,436	11,366

Total equipment notes payable	381,942	40,893
Due within one year	118,046	12,615
Due after one year	$263,896	$28,278

Maturities of long term debt outstanding at December 31, 2007 are as follows: $105,838 in 2009, $127,515 in 2010, and $30,543 in 2011.

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5. Mineral Properties

Mineral properties and deferred development costs are as follows:

		December 31, 2007
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$233,451	$598,451
Golden Chest	65,000	236,286	301,287
Silver Strand	74,704	58,300	133,004
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	19,500		19,500
Copper Camp	19,500		19,500
Less Accumulated
Amortization	(55,954)	(41,844)	(97,798)
Total	$518,250	$486,193	$1,004,444

		December 31, 2006
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$233,451	$598,451
Golden Chest	65,000	45,718	110,718
Silver Strand	74,704	58,300	133,004
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	19,500		19,500
Less Accumulated
Amortization	(47,467)	(33,736)	(81,203)
Total	$507,237	$303,733	$810,970

Grenfel

The Company's Grenfel property is a leasehold interest covering the mineral rights of 68 acres located at the New Jersey Mine area of interest. The lease was acquired from Mine Systems Design ("MSD") in 2001 in exchange for 1,000,000 shares of the Company’s common stock. The 1,000,000 shares were valued at $0.10 per share, which approximated the market price for the restricted common stock on the date of the lease. MSD is also a major shareholder of the Company and is owned by Fred Brackebusch and Grant Brackebusch, officers and directors of the Company. The lease has a fifteen year term, and includes a 3% net smelter return (“NSR”) royalty that will be paid to MSD on any production achieved from the property.

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

Niagara Project

The Company signed an exploration agreement with Revett Metals Associates (“RMA”) in December 2006. The exploration agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock valued at $0.50 to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

Copper Camp

The Company signed an exploration agreement with RMA in November 2007. The exploration agreement has a term of five years, beginning on November 28, 2007, and is for nine unpatented claims that cover the prospect. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property, excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock valued at $0.50 to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

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

Wisconsin Teddy

The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. BLM. The project has no carrying value.

Zanetti Mining Lease

The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the Consumer Price Index. At December 31, 2007, the gold price that would cause additional production royalties to be payable was $697 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessors may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time.

Golden Chest Mining Leases

On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasiblity study on an open pit resource drilled by Newmont Exploration Limited and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the Consumer Price Index (CPI) using June 2003 (CPI = 183.7) as the base. See table below.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5. Mineral Properties, continued Golden Chest Mining Leases, continued

Sliding Scale for Additional NSR Royalty:

Price of Gold, $ / Troy Ounce (using December 2007 CPI-U)	Additional NSR Royalty
< $457	None
$457 to $515	1.0%
$515 to $572	1.5%
$572 to $629	2.0%
> $629	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production.

On January 3, 2005, the Company signed a mining lease with Prichard Creek Resource Partners, LLC that covers about 41 acres of unpatented lode claims. Upon exercising the lease the Company issued 30,000 shares of restricted common stock to Prichard Creek Resource Partners. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty is based on the same sliding scale, presented in the table above, is also payable to Prichard Creek Resource Partners. Finally, if commercial production is commenced from these claims a one-time payment of 30,000 shares of the Company’s common stock is payable to Prichard Creek Resource Partners.

[The balance of this page has been intentionally left blank.]

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6. Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2007 or 2006, as it had no taxable income. At December 31, 2007 and 2006, the Company had federal net operating loss carry forwards available for income tax purposes of approximately $4,443,000 and $2,990,000, respectively, which will expire through 2027, and associated deferred tax assets of approximately $1,510,700 and $1,016,600, respectively. The deferred tax assets were calculated assuming a 34% marginal tax rate, and have been fully reserved as management believes it is more likely than not that the deferred tax assets will not be utilized.

The Company’s net operating loss carry forwards expire as follows:

Years	Carry Forwards
2017	$ 33,000
2018	27,000
2021	4,000
2022	36,000
2023	380,000
2024	930,000
2025	590,000
2026	990,000
2027	1,453,000
Total	$4,443,000

7. Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2007 or 2006.

Private Placements

On February 12, 2007, the Company completed an offering of units consisting of its common stock and common stock purchase warrants, in a non-brokered private placement. The Company sold 2,684,584 units at $0.40 per unit and generated $1,073,819 in net proceeds. Of this, 121,250 units and $48,500 in net proceeds occurred in 2006. Each unit consisted of one share of the Company’s restricted common stock plus one half warrant, whereby each whole warrant could purchase one share of the Company’s restricted common stock at $0.55 per share until December 31, 2008.

On November 13, 2007, the Company completed an offering of units consisting of its common stock and common stock purchase warrants, in a non-brokered private placement. The Company sold 1,451,427 units at $0.35 per unit and generated $507,600 in net proceeds. Each unit consisted of one share of the Company’s restricted common stock plus one warrant, whereby each warrant could purchase one share of the Company’s restricted common stock at $0.50 per share until August 31, 2009.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7. Equity, continued:

Exercise of Stock Purchase Warrants

During 2007 common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2007, the Company issued 200,000 shares of its restricted common stock at $0.60 per share, generating net proceeds of $120,000 pursuant to the exercise of these warrants. No warrants were exercised in 2006.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2007 and 2006, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2005	1,064,150	$0.60-0.85
Issued in connection with private placement	4,593,625	0.50-0.55
Expired	(568,900)	0.70-0.85
Balance, December 31, 2006	5,088,875	0.50-0.60
Issued in connection with private placements	2,733,095	0.50-0.55
Exercised	(200,000)	0.60
Balance, December 31, 2007	7,621,970	0.50-0.60

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
4,533,000	$0.50	March 1, 2008
1,342,293	$0.55	December 31, 2008
1,451,427	$0.50	August 31, 2009
295,250	$0.60	June 1, 2010
7,621,970

Common Stock Issued for Buildings and Equipment

During 2007 and 2006, the Company issued 20,756 and 23,400 shares, respectively, of its restricted common stock for Buildings and Equipment purchased. The Company recorded $10,239 and $12,200, respectively, during 2007 and 2006, based upon the value of the equipment purchased and shares issued.

Common Stock Issued for Services

During 2007 and 2006, the Company issued 52,104 and 162,860 shares, respectively, of its restricted common stock for services rendered the Company. The Company recorded $27,157 and $56,138, respectively, based upon the value of the services rendered and the shares issued.

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

In addition to the related party transactions described in Note 5 and 10 the Company had the following transactions with related parties:

  During the years ended December 31, 2007 and 2006, the Company issued 154,386 and 116,480 shares, respectively, of its restricted common stock valued at $82,500 and $61,063, respectively, to Fred Brackebusch for management services. During 2007 and 2006 the Company issued 20,000 and 20,000 shares respectively, of its restricted stock valued at $10,000 and $11,000, respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During the years ended December 31, 2007 and 2006, the Company issued 100,000 and 100,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $50,000 and $55,000, respectively, based upon the estimated value of the shares issued and services rendered. Fred and Grant Brackebusch each received 20,000 shares in 2007 and 20,000 shares in 2006 as Directors of the Company.

  During each of the two years ended December 31, 2007 and 2006 the Company paid $6,000 to MSD for office rent.

  During the year ended December 31, 2007 the Company issued 30,500 shares of its restricted common stock valued at $21,200, based upon the estimated value of the shares issued and the services rendered, to Ivan Linscott, a Director, for exploration services.

9. Commitments and Contingencies

At December 31, 2007 and 2006, the Company had accrued $19,800 and $18,000 respectively relating to a reclamation liability at the New Jersey Mine site based on management's estimate of the disturbed area existing at the property and the related costs to reclaim the area. It is likely that in the near-term the Company will become responsible for additional reclamation liabilities as it continues in the development of its properties and eventually begins commercial production.

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

(CERCLA), and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d' Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental claims or assessments. It is possible, however, that the Company’s obligation could change in the near or longer term, and the resultant liability or claim for damages could have a material adverse effect on the Company.

10. Investment in Marketable Security

In August of 2006, the Company purchased 1,875,000 common shares of Niagara Mining and Development Inc. (“Niagara”) for $7,500. Also in August 2006, Niagara was acquired by Gold Crest Mines, Inc. (“Gold Crest”) and each outstanding common share of Niagara was exchanged for one common share of Gold Crest. The exchanged shares were issued with a restriction, which prohibited the sale of the shares on the open market for one year from the date of issuance. The Company sold 242,200 of its Gold Crest shares for $71,078 which included a gain of $70,109 in 2007, after the restriction expired.

At December 31, 2007, the Company still held 1,632,800 shares with a market price of $0.24 per share, for a total market value of $391,872. At December 31, 2007, the excess market value of $385,341 over the $6,531 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

The Company’s president has been a director of Gold Crest since 2006. He resigned in February of 2008.

11. Subsequent Events

On March 25, 2008 the Company announced that it has signed a definitive agreement with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties created a joint venture to explore for gold deposits within a 38 square mile area north of Murray, Idaho. The joint venture known as the Toboggan project, covers all of the Company’s mining claims within this area except the Niagara property. Under the terms of the agreement Newmont can earn a 51% interest in the joint venture by spending $2,000,000 over three years. Newmont can increase its interest to 70% by spending an additional $10,000,000 or completing a feasibility study in the years four through seven, whichever comes first.

As part of the terms of the agreement, Newmont retains an option to include the Niagara property into the Toboggan Project which is exercisable starting at the end of year one and extending to the end of year three. If Newmont elects to include the Niagara property, it would be required to spend at least another $1,000,000 or twice what NJMC spends on exploration of the Niagara, whichever is greater, to earn its 51% interest.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2007, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2007, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of New Jersey Mining Company is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Fred Brackebusch, President, CEO and CFO
New Jersey Mining Company

Internal Control over Financial Reporting, continued:

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting.

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have retained an experienced CPA on an as needed basis for review and assistance in preparation of the Company’s financial statements and to provide assistance with complex and non routine transactions and GAAP compliance. This was the only material change in internal control over financial reporting in the quarter ended December 31, 2007.

ITEM 8B

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	63	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	38	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	65	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	61	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	63	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	38	Secretary	1/1/1997

(1) Member of the Audit Committee

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. is the President and a Director of the Company. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control and mine feasibility studies. He has over 35 years of experience in the Coeur d'Alene Mining District about half of which was with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business which is a large shareholder in the Company, since 1987.

Grant A. Brackebusch, P.E. is the Vice President and a Director of the Company. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. on the Carlin Trend in open pit mine planning and pit supervision for three years. He also has worked with Mine Systems Design, Inc. performing various engineering and geotechnical tasks. He has worked for New Jersey Mining Company since 1996; he supervises the daily operations of the various mining operations, mill operations, performs various engineering tasks, and coordinates environmental permitting.

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

Code of Ethics

The Company adopted a Code of Ethics at a Board of Directors meeting on December 9, 2003, that applies to the Company's executive officers. It can be found at the Company’s website www.newjerseymining.com. The Company also adopted a Code of Ethics for all employees at the Board of Directors meeting on February 18, 2008.

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

[The balance of this page has been intentionally left blank.]

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Comp. ($)	Restricted Stock Awards ($)(2)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Fred Brackebusch President	2005	36,000	0	0	114,725	0	0	0
	2006	66,000	0	0	72,063	0	0	0
	2007	75,000	0	0	92,500	0	0	0
Grant Brackebusch Vice Pres.	2005	72,000	0	0	3,600	0	0	0
	2006	84,000	0	0	11,000	0	0	0
	2007	88,500	0	0	10,000	0	0	0
Ivan R. Linscott Director	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
	2007	0	0	0	31,200	0	0	0
William C. Rust Director	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
	2007	0	0	0	10,000	0	0	0
M. Kathleen Sims Director	2005	0	0	0	3,600	0	0	0
	2006	0	0	0	11,000	0	0	0
	2007	0	0	0	10,000	0	0	0
Tina C. Brackebusch Secretary	2005	1,710(1)	0	0	3,600	0	0	0
	2006	1,752(1)	0	0	11,000	0	0	0
	2007	2,068(1)	0	0	10,000	0	0	0

(1) Tina Brackebusch’s salary is for services performed as the Company’s payroll clerk.

(2) Officers and Directors were paid for their services with 10,000 shares of restricted common stock in 2005 and 20,000 shares of restricted common stock in 2006 and 2007. A value of $0.36 per share was ascribed to the shares in 2005, $0.55 per share in 2006, and $0.50 in 2007. Additional shares were issued to Fred Brackebusch for management services during 2005 and 2006 for any time over 25 hours per week at a rate of $125 per hour and during 2007 for any time over 130 hours per month at a rate of $150 per hour. Shares issued were 274,275 in 2005, 116,480 in 2006, and 154,386 in 2007. The shares were valued at an average price of $0.41 per share in 2005, $0.52 per share in 2006, and $0.53 per share in 2007.

[The balance of this page has been intentionally left blank.]

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as those who own beneficially more than five percent of the Company's common stock through the most current date-March 10, 2008.

Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,915,757 indirect (a) 887,841 direct	24.94%
Common	Grant A. Brackebusch P.O. Box 131 Silverton, ID 83837	918,793 indirect (b) 299,136 direct	3.45%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,622,000 direct(c) 933,900 indirect	7.24%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, ID 83873	90,500	0.26%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,333,333 (d)	9.44%
Common	William Ritger Ocean Royale Way Juno Beach, FL 33408	1,330,000 direct (e) 1,265,000 indirect	7.35%
Common	William C. Rust, Director P.O. Box 648 Wallace, ID 83873	50,000	0.14%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, ID 83814	63,000	0.18%
Common	Tina C. Brackebusch, Secretary P.O. Box 131 Silverton, ID 83867	78,000	0.22%
Common	All Directors and Officers as a group (6 individuals)	10,303,027	29.19%

(1)Based upon 35,296,358 outstanding shares of common stock at March 10, 2008.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Fred Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Grant Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(c) Terry and Marguerite Tyson hold 300,000 warrants exercisable at a price of $0.55 until December 31, 2008.

(d) Constance Miesel holds 333,334 warrants exercisable at a price of $0.55 with an expiration date of December 31, 2008.

(e) William Ritger holds 1,265,000 warrants exercisable at prices ranging from $0.40 to $0.55 with expiration dates ranging from March 31, 2008 to August 31, 2009.

None of the Directors or Officers has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions

During each of the years ended December 31, 2007 and 2006, the Company issued 120,000 shares of its restricted common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $50,000 and $55,000, respectively, for directors and $10,000 and $11,000, respectively, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 20,000 shares in 2007 and 20,000 shares in 2006 as Directors or Officers in each respective year.

During the years ended December 31, 2007 and 2006, the Company issued 154,386 and 116,480 shares, respectively, of its restricted common stock valued at $82,500 and $61,063, respectively, to Fred Brackebusch for management services.

During each of the two year’s ended December 31, 2007, the Company paid $6,000 to MSD for office rent.

During the year ended December 31, 2007 the Company issued 30,500 shares of its restricted common stock valued at $21,200 to Ivan Linscott, a Director, for exploration services.

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

(10)(7)

Exploration Agreement and Option to Convert to Mining Agreement between RMA and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated by reference herein.

(10)(8)
Exploration Agreement and Option to Convert to Mining Agreement between RMA and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007.

(14)	Code of Ethics.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
(16)	Letter on Change in Certifying Accountant.-Filed as an 8-K report on December 10, 2003 and later filed as an 8-K/A on February 2, 2004, and incorporated by reference herein.
(31)	Rule 13a-15(e)/15d-15(e) Certifications
(31)(i)	Certification of Fred W. Brackebusch
(32)	Section 1350 and Rule 13a-15(d) Certifications
(32)(i)	Certification of Fred W. Brackebusch
(99)(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-KSB for the fiscal years ended December 31, 2007 and 2006 and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years, were $28,384 and $32,639 respectively.

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

New Jersey Mining Company

Date:	March 27, 2008	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date:	March 27, 2008	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date:	March 27, 2008	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date:	March 27, 2008	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date:	March 27, 2008	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director

[The balance of this page has been intentionally left blank.]