Form 10-Q
period 2008-03-31
NEW JERSEY MINING CO
filed 2008-05-15
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

On May 1, 2008 36,010,192 shares of the registrant’s common stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2008

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007

ASSETS
	March 31, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$1,102,309	$271,473
Investment in marketable equity security at market
(cost-$6,531)	269,412	391,872
Interest receivable	2,322	1,277
Inventory	58,309	89,517
Total current assets	1,432,352	754,139

Property, plant, and equipment, net of accumulated depreciation	1,508,305	1,524,463
Mineral properties, net of accumulated amortization	1,071,920	1,004,444
Reclamation bonds	126,073	126,073
Total assets	$4,138,650	$3,409,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$74,870	$63,544
Accrued payroll and related payroll expenses	39,243	37,730
Obligations under capital lease-current portion	36,265	36,940
Notes payable-current portion	118,988	118,046
Total current liabilities	269,366	256,260

Accrued reclamation costs	47,650	19,800
Obligation under capital lease-non-current	38,086	46,956
Notes payable-non-current	234,208	263,896

Total liabilities	589,310	586,912

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock no par value, 50,000,000
shares authorized; March 31, 2008-35,369,642 and December 31,
2007-32,291,192 shares issued and outstanding	8,174,772	6,935,297
Deficit accumulated during the development stage	(4,888,313)	(4,498,431)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	262,881	385,341
Total stockholders’ equity	3,549,340	2,822,207

Total liabilities and stockholders’ equity	$4,138,650	$3,409,119

The accompanying notes are an integral part of the financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Month Periods Ended March 31, 2008 and 2007,
And from Inception (July 18, 1996) through March 31, 2008

				From Inception
	March 31,			(July 18, 1996)
				Through
	2008		2007	March 31, 2008
Income earned during the development stage:
Sales of gold	$50,559	$		$149,715
Sales of concentrate			48,744	601,168
	50,559		48,744	750,883

Costs and expenses:
Direct production costs	65,933		104,694	831,307
Management	67,073		63,184	1,042,388
Exploration	113,407		80,695	1,712,132
Gain on sale of mineral property				(90,000)
Depreciation and amortization	52,616		29,169	392,960
General and administrative expenses	142,333		112,139	1,751,292
Total operating expenses	441,362		389,881	5,640,079

Other (income) expense:
Timber sales				(54,699)
Timber expense				14,554
Royalties and other income	(1,266)		(917)	(71,468)
Royalties expense	656			34,273
Gain on sale of marketable equity security				(70,109)
Interest income	(3,563)		(8,252)	(34,634)
Interest expense	3,252		3,800	60,250
Write-off of goodwill				30,950
Write-off of investment				90,000
Total other (income) expense	(921)		(5,369)	(883)

Net loss	389,882		335,768	4,888,313

Other Comprehensive income:
Unrealized (gain) loss on marketable
equity security	122,460		(75,000)	(262,881)

Comprehensive loss	$512,342		$260,768	$4,625,432

Net loss per common share-basic	$0.01		$0.01	$0.28

Weighted average common
shares outstanding-basic	33,538,593		29,736,290	17,512,942

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2008 and 2007,
And from Inception (July 18, 1996) through March 31, 2008

			From Inception
	March 31,		(July 18, 1996)
			through
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss	$(389,882)	$(335,768)	$(4,888,313)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	52,616	29,169	392,959
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on sale of marketable equity securities			(70,109)
Stock issued for:
Management and directors’ fees	19,350	22,200	686,387
Services and other	11,125	7,700	172,436
Exploration	3,000	21,200	71,881
Mineral property agreement			15,000
Change in:
Inventories	31,209	39,444	(58,308)
Accounts receivable		2,041
Interest receivable	(1,045)		(2,322)
Other assets			(778)
Accounts payable	11,327	(49,975)	84,106
Accrued payroll and related payroll expense	1,512	(2,745)	39,242
Accrued reclamation costs			19,800
Net cash used by operating activities	(260,788)	(266,734)	(3,495,797)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(7,304)	(147,279)	(985,236)
Deposits on equipment purchases		(43,550)
Purchase of mineral property			(14,904)
Proceeds from sale of mineral property			120,000
Purchase of reclamation bonds			(126,073)
Purchase of certificates of deposits			(200,000)
Proceeds from sales of certificates of deposits		200,000	200,000
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			71,078
Cash of acquired companies			38,269
Deferral of development costs	(68,781)	(24,337)	(484,883)
Net cash used by investing activities	(76,085)	(15,166)	(1,389,249)
Cash flows from financing activities:
Exercise of stock purchase warrants	1,206,000		2,003,600
Sales of common stock, net of issuance costs		1,025,319	4,225,626
Principal payments on capital lease	(9,545)	(8,478)	(129,437)
Principal payments on notes payable	(28,746)	(4,313)	(112,434)
Net cash provided by financing activities	1,167,709	1,012,528	5,987,355
Net change in cash and cash equivalents	830,836	730,628	1,102,309
Cash and cash equivalents, beginning of period	271,473	76,821	0
Cash and cash equivalents, end of period	$1,102,309	$807,449	$1,102,309
Supplemental disclosure of cash flow information
Interest paid in cash	$9,504	$3,801	$57,139
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment			$44,765
Mineral properties			$294,300
Payment of accounts payable		$12,205	$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired		$22,378	$446,399

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.        Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

3.        Equity

Exercise of Stock Purchase Warrants
During the first quarter of 2008 the Company issued 3,015,000 shares of unregistered common stock, pursuant to the exercise of common stock purchase warrants. The warrants were exercised at $0.40 per share for net proceeds of $1,206,000.

Common Stock Issued for Goods and Services
The Company issued 38,700 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the first quarter of 2008. The shares were valued at a price of $0.50 per share.

During the first quarter of 2008, the Company issued 9,750 shares at an average price of $0.52 to other accredited and sophisticated individuals for goods and services, 10,000 shares at an average price of $0.60 to certain hourly employees for service awards during the year, and 5,000 shares at an average price of $0.60 for exploration goods and services.

4.        Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, for our financial assets and financial liabilities without a material effect on our results of operations or financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial and non-financial liabilities to have a material impact on our results of operations or financial position.

SFAS No. 157 expands disclosure requirements to include the fair value measurement, and its fair value hierarchy level, for each major category of assets and liabilities that are measured at fair value.

Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3.

The table below sets forth our financial asset that was accounted for at fair value at March 31, 2008, and its respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at March 31, 2008.

	Balance at	Hierarchy
	March 31, 2008	Level

Investments in marketable
equity securities	269,412	Level 1

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities”, effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 31, 2008.

[The balance of this page has been intentionally left blank.]

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

The Company has five properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. In the first quarter of 2008 a joint venture agreement was signed with Newmont North America Exploration Limited relating to exploration of the Toboggan Project. Newmont will conduct exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. The Niagara copper-silver deposit was drilled in the 1970’s, and although more drilling is needed to increase the confidence in resource estimates and to evaluate whether gold is a significant component of the deposit, the Company will conduct in-fill drilling and economic studies to determine if the deposit can be mined profitably. At the Golden Chest mine, production is not being done while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Permits are in place and development of infrastructure has commenced in order to be able to begin production of silver-gold ore at the Silver Strand mine in 2008. At the Coleman underground mine, a drift is being driven toward a drill intercept which indicates the presence of higher grade gold-silver mineralization

The Company continued to conduct core drilling operations in the first quarter of 2008 with its own core drilling machine. Drilling was done on the Scotch Thistle and Coleman properties in the New Jersey mine area of interest. Anomalous gold values were intersected at the Scotch Thistle prospect, but the drilling did not result in any new ore reserves. In the remainder of 2008, drilling will continue in the New Jersey mine area until weather allows the mobilization of the drill to the Murray area where drilling will continue for the rest of the year.

At the Toboggan Project where gold-silver telluride mineral systems have been located, Newmont will conduct exploration in 2008. Plans are to conduct soil and stream sediment sampling and geological reconnaissance.

The Company will also conduct geophysical surveys at the Niagara deposit and at other locations in the Murray area in the 2008 season.

At the Silver Strand mine, work will resume about June 1, 2008 when the heavy snowpack has melted. It is planned to complete the new adit started in 2007 and to start mining one of the ore reserve blocks late in the season.

The New Jersey mineral processing plant was operated during the latter part of the first quarter of 2008, processing ore from the Coleman vein. It is now planned to idle the plant after a stockpile of ore is processed until higher grade ore from the Silver Strand mine is available.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter of 2008 was $1,102,309, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased materially during the first quarter of 2008 due to the exercising of stock warrants which yielded $1,206,000. Investment in marketable equity security decreased from $391,872 to $269,412 during the quarter due to decline in the stock price.

Results of Operations
Income Earned during the Development Stage (Revenue) for the first quarter 2008 was $50,559 compared to $48,744 in the first quarter of 2007. Figure 2 shows the net loss for the first quarter of 2008 of $389,882 compared to the net loss for the first quarter of 2007 of $335,768 and the net losses in previous accounting periods. The net loss increased in 2008 because of higher exploration and management costs.

Gold production was 31 ounces in the first quarter of 2008 as compared to 32 ounces for the respective 2007 period. Gold production is expected to be minimal in the second quarter and then to increase, along with silver production, when Silver Strand ore processing starts.

Stoping operations at the Golden Chest mine are expected to be suspended for the remainder of 2008 while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the rate of 4,000 tonnes/year.

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

Some capital expenditures are planned for the mineral processing plant in 2008 for a new ore feeder and another filter. Mill feed will come from the Coleman mine and the Silver Strand mine in 2008.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
At March 31, 2008, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2008, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting.
The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended March 31, 2008.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2008 the Company issued 3,015,000 shares of unregistered common stock, pursuant to the exercise of common stock purchase warrants. The warrants were exercised at $0.40 per share for net proceeds of $1,206,000. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 38,700 shares of restricted common stock to President Fred W. Brackebusch for management services rendered in the first quarter of 2008. The shares were valued at a price of $0.50 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2008, the Company issued 9,750 shares at an average price of $0.52 to other accredited and sophisticated individuals for goods and services, 10,000 shares at an average price of $0.60 to certain hourly employees for service awards during the year, and 5,000 shares at an average price of $0.60 for exploration goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: May 14, 2008

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 14, 2008