Form 10-Q
period 2008-06-30
NEW JERSEY MINING CO
filed 2008-08-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 000-28837

NEW JERSEY MINING COMPANY
(Exact name of registrant as specified in its charter)

Idaho	82-0490295
(State or other jurisdiction	(I.R.S. employer identification No.)
of incorporation or organization)

89 Appleberg Road, Kellogg, Idaho 83837
(Address of principal executive offices) (zip code)

(208) 783-3331
Registrant’s telephone number, including area code

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

Large Accelerated Filer ___.	Accelerated Filer ___.
Non-Accelerated Filer ___.	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X]

On July 22, 2008 36,803,392 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2008

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

ASSETS
	June 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$1,384,884	$271,473
Investment in marketable equity security at market
(cost-$6,531)	97,968	391,872
Interest receivable	404	1,277
Accounts receivable	1,673
Inventory	80,335	89,517
Total current assets	1,565,264	754,139

Property, plant, and equipment, net of accumulated depreciation	1,501,574	1,524,463
Mineral properties, net of accumulated amortization	1,159,556	1,004,444
Reclamation bonds	126,609	126,073
Total assets	$4,353,003	$3,409,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,736	$63,544
Accrued payroll and related payroll expenses	48,302	37,730
Deposit received on sale of mineral property (Note 6)	270,000
Obligations under capital lease-current portion	35,567	36,940
Notes payable-current portion	119,995	118,046
Total current liabilities	546,600	256,260

Accrued reclamation costs	47,650	19,800
Obligation under capital lease-non-current	28,951	46,956
Notes payable-non-current	203,873	263,896

Total liabilities	827,074	586,912

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock no par value, 50,000,000
shares authorized; June 30, 2008-36,800,892 and December 31,
2007-32,291,192 shares issued and outstanding	8,750,837	6,935,297
Deficit accumulated during the development stage	(5,316,345)	(4,498,431)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	91,437	385,341
Total stockholders’ equity	3,525,929	2,822,207

Total liabilities and stockholders’ equity	$4,353,003	$3,409,119

The accompanying notes are an integral part of the financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Six Month Periods Ended June 30, 2008 and 2007,
And from Inception (July 18, 1996) through June 30, 2008

						From Inception
						(July 18, 1996)
						Through
		June 30, 2008		June 30, 2007		June 30, 2008
		Three Months	Six Months	Three Months	Six Months
Income earned during the development stage:
Sales of gold	$		$50,559	$43,250	$43,250	$149,715
Sales of concentrate				1,762	50,507	601,168
			50,559	45,012	93,757	750,883

Cost and expenses:
Direct production costs		36,205	102,138	94,600	199,296	867,512
Management		67,127	134,200	68,014	131,198	1,109,515
Exploration		174,327	287,734	144,244	224,939	1,886,459
Gain on sale of mineral property						(90,000)
Depreciation and amortization		52,544	105,160	27,126	56,295	445,504
General and administrative expenses		103,790	246,123	82,408	194,547	1,855,082
Total operating expenses		433,993	875,355	416,392	806,275	6,074,072

Other (income) expense:
Timber sales				(487)	(487)	(54,699)
Timber expense						14,554
Royalties and other income		(78)	(1,344)		(1,501)	(71,547)
Royalty expense			656	5,120	5,703	34,273
Gain on sale of marketable equity security						(70,109)
Interest income		(5,883)	(9,445)	(8,599)	(16,851)	(40,516)
Interest expense			3,251	3,741	7,541	60,250
Write off of goodwill						30,950
Write off of investment						90,000
Total other (income) expense		(5,961)	(6,882)	(225)	(5,595)	(6,844)

Net loss		428,032	817,914	371,155	706,923	5,316,345

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security		171,444	293,904		(75,000)	(91,437)

Comprehensive loss		$599,476	$1,111,818	$371,155	$631,923	$5,224,908

Net loss per common share-basic		$0.01	$0.02	$0.01	$0.02	$0.30

Weighted average common shares
outstanding-basic		36,112,686	34,825,639	30,485,293	30,112,861	17,973,243

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2008 and 2007,
And from Inception (July 18, 1996) through June 30, 2008

			From Inception
	June 30,		(July 18, 1996)
			through
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(817,914)	$(706,923)	$(5,316,345)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	105,160	56,295	445,503
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on sale of marketable equity securities			(70,109)
Common stock issued for:
Management and directors’ fees	38,700	42,000	705,737
Services and other	15,750	10,700	177,061
Exploration	14,540	22,560	83,421
Mineral property agreement			15,000
Change in:
Inventories	9,182	110,031	(80,335)
Accounts receivable	(1,673)	13,628	(1,673)
Interest receivable	873	(1,366)	(404)
Other assets			(778)
Accounts payable	9,192	(18,856)	81,971
Accrued payroll and related payroll expense	10,572	4,273	48,302
Accrued reclamation costs			19,800
Net cash used by operating activities	(615,618)	(467,658)	(3,850,627)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(45,986)	(146,742)	(1,023,918)
Deposits on equipment purchases		(45,525)
Purchase of mineral property			(14,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property (Note 6)	270,000		270,000
Purchase of reclamation bonds	(536)	(121,176)	(126,609)
Purchase of certificates of deposits			(200,000)
Proceeds from sales of certificates of deposits		200,000	200,000
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			71,078
Cash of acquired companies			38,269
Deferral of development costs	(157,947)	(76,078)	(574,049)
Net cash used by investing activities	65,531	(189,521)	(1,247,633)
Cash flows from financing activities:
Exercise of stock purchase warrants	1,740,000	120,000	2,537,600
Sales of common stock, net of issuance costs	950	1,025,319	4,226,576
Principal payments on capital lease	(19,378)	(17,211)	(139,270)
Principal payments on notes payable	(58,074)	(9,827)	(141,762)
Net cash provided by financing activities	1,663,498	1,118,281	6,483,144
Net change in cash and cash equivalents	1,113,411	461,102	1,384,884
Cash and cash equivalents, beginning of period	271,473	76,821	0
Cash and cash equivalents, end of period	$1,384,884	$537,923	$1,384,884
Supplemental disclosure of cash flow information
Interest paid in cash	$17,929	$7,541	$65,564
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment	$5,600	$7,000	$50,365
Mineral properties			$294,300
Payment of accounts payable		$12,205	$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired		$145,938	$446,399

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation:

These unaudited interim financial statements have been prepared by New Jersey Mining Company (“the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

The Company is an exploration stage company incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mining resources in Idaho.

3.	Equity

Exercise of Stock Purchase Warrants
For the three and six month periods ended June 30, 2008 the Company issued 1,335,000 and 4,350,000 shares, respectively, of unregistered common stock, pursuant to the exercise of common stock purchase warrants. The warrants were exercised at $0.40 per share for net proceeds of $534,000 and $1,740,000, respectively.

Common Stock Issued for Cash, Goods, and Services
The Company issued 43,000 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered in the second quarter of 2008. The shares were valued at a price of $0.45 per share.

During the three months ended June 30, 2008 the company issued 53,250 shares of unregistered common stock to individuals for goods, services, cash, and service awards at fair value prices ranging from $0.40 to $0.50 per share.

4.	Fair Value Measurement

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and financial liabilities without a material effect on our results of operations or financial position. The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP 157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial and non-financial liabilities to have a material impact on our results of operations or financial position.

SFAS No. 157 expands disclosure requirements to include the fair value measurement, and its fair value hierarchy level, for each major category of assets and liabilities that are measured at fair value.

Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

The table below sets forth our financial asset that was accounted for at fair value at June 30, 2008, and its respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at June 30, 2008.

	Balance at	Hierarchy
	June 30, 2008	Level

Investments in marketable
equity securities	97,968	Level 1

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended June 30, 2008.

5.	New Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), to provide an understanding of how and why an entity uses derivative instruments, how they are accounted for, and how they affect an entity's financial statements. We do not expect any material effect to our financial statements from the enactment of SFAS No. 161.

6.	Mining Venture Agreements

Silver Star Venture Agreement
The Company and Silverstar Mining Corp. ("Silverstar") entered into a Mining Venture Agreement on April 1, 2008, relating to the Silver Strand Property. During the three months ended June 30, 2008, Silverstar paid the Company $270,000 of $500,000 to acquire a 50% mining rights and property interest in the Silver Strand property. Subsequent to June 30, 2008 Silverstar defaulted on the terms of the agreement by not making the final payment when due on July 31, 2008. The Company does not need to refund the initial $270,000 deposit and has accounted for it as a deposit on the sale of mineral property at June 30, 2008. The $270,000 will be recorded as income in the third quarter of 2008.

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. To earn a participating interest in the Venture, Newmont shall contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms "New Jersey Mining Company," the "Company," "we," "us," or "our," we are referring to New Jersey Mining Company (the "Company") and its subsidiaries, unless the context otherwise requires.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

  The amount and nature of future capital, development and exploration expenditures;

  The timing of exploration activities; and

  Business strategies and development of our business plan.

Forward-looking statements also typically include words such as "anticipate," "estimate," "expect," "potential," "could" or similar words suggesting future outcomes. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the volatility and level of metal prices, currency exchange rate fluctuations, uncertainties in cash flow, expected acquisition benefits, exploration mining and operating risks, competition, litigation, environmental matters, the potential impact of government regulations, and other matters related to the mining industry, many of which are beyond our control. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

Plan of Operation
The Company is executing its strategy to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals. In addition, the sale or joint venture of mineral properties is used as a source of funds and to reduce exploration costs.

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. In the first quarter of 2008 a joint venture agreement was signed with Newmont North America Exploration Limited relating to exploration of the Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years.

The Niagara project is a copper-silver deposit in the Revett formation that was drilled in the 1970’s. More drilling is needed to increase the confidence in resource estimates and to evaluate whether gold is a significant component of the deposit. The Company is conducting in-fill drilling on the known resource and is drilling to intercept a deeper stratabound target in the Revett formation. The Giant Ledge is a new prospect which was staked in the second quarter. Geophysical and geological studies are being conducted. Gold, lead and copper mineralization is related to an intrusive stock.

Ore mining operations at the Golden Chest mine are expected to be suspended for the remainder of 2008 while the access ramp is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the rate of 4,000 tonnes/year.

Ore production may commence at the Silver Strand mine in the third quarter of 2008, however after infrastructure work has been completed a decision may be made to delay ore production until May 2009, depending upon how soon the end of the operating season [October 31, 2008] occurs after completing the new adit. Additional capital expenditures of approximately $100,000 will be required to bring the mine into production. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

The Company continued to conduct core drilling operations in the second quarter of 2008 with its own core drilling machine. In the second quarter, drilling operations were completed at the Coleman where sub-economic gold grades were intersected. The drilling operation was mobilized to the Niagara deposit and two intercepts were completed in the known resource. The intercepts were of similar metal content as the historic drilling with the notable exception that economically significant gold grades were sampled in the main resource zone. In the remainder of 2008, drilling will continue in the Murray area.

At the Toboggan Project where gold-silver telluride mineral systems have been located, Newmont commenced exploration in the second quarter. Work being done by Newmont includes soil and stream sediment sampling, claim staking, and geological reconnaissance with geophysical surveys planned for the third and fourth quarters.

The New Jersey mineral processing plant was operated during the first part of the second quarter of 2008, processing ore from the Coleman vein. The plant was idled and improvements to the ore feeder, electrowinning power and concentrate dewatering were commenced. The plant will be idled except for test runs until higher grade ore from the Silver Strand and Golden Chest mines is available. Gold production was only 7 ounces in the second quarter of 2008 as compared to 19 ounces for the respective 2007 period. Gold production is expected to be minimal in the third and fourth quarters.

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

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the second quarter of 2008 was $1,384,884, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the second quarter of 2008 due to the exercising of stock warrants which yielded $534,000. Also a partial payment of $270,000 was received in the second quarter from sale of a 50% interest in the Silver Strand mine. Subsequent to the end of the second quarter, the buyer was not able to make the final payment so the sale was cancelled according to the sale and joint venture agreement, but the advance payment of $270,000 is not refundable (see note 6 to financial statements). The fair value of investment in a marketable equity security held by the Company decreased from $269,412 to $97,968 during the quarter due to decline in the stock price of that security.

Results of Operations

For the quarter ended June 30, 2008, the Company experienced a net loss of $428,032 compared to a net loss of $371,155 during the comparable period in the previous year. Figure 2 shows the net loss for the second quarter of 2008, and the net losses for pervious accounting periods. The increase in the net loss for the three and six month periods ending June 30, 2008 is primarily due to the suspension of processing of gold ore at the New Jersey mill. Mill operations are suspended while an access ramp at the Golden Chest is being extended through waste to an ore reserve block.

Direct Production Costs
Direct Production Costs decreased for the three and six month periods ending June 30, 2008 compared to the comparable periods of last year. As previously noted, the decrease was primarily due to the suspension of processing of gold ore at the New Jersey mill because the Company is developing a ramp in waste material at the Golden Chest mine.

Exploration
Exploration expenses increased for the three and six month periods ending June 30, 2008 compared to the comparable periods of last year. The increase was due to increased core drilling completed by the Company’s drill which was placed into service in the third quarter of 2007.

General and Administrative Expenses
General and Administrative expenses increased for the three and six month periods ending June 30, 2008 compared to the comparable periods of last year as the Company increased the number of its employees to fifteen. Increased costs were also due to higher wages and increased accounting costs.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s President and Chief Executive Officer who also serves as the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s President, Chief Executive Officer, and principal financial officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act

Changes in internal control over financial reporting.
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended June 30, 2008.

Item 4T. CONTROLS AND PROCEDURES

Information regarding internal control over financial reporting has been set forth in Item 4.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the second quarter of 2008 the Company issued 1,335,000 shares of unregistered common stock, pursuant to the exercise of common stock purchase warrants. The warrants were exercised at $0.40 per share for net proceeds of $534,000. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 43,000 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered on June 30, 2008. The shares were valued at a price of $0.45 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter the Company issued 2,400 shares of unregistered common stock valued at $0.40 in exchange for cash to an accredited and sophisticated individual with a net proceeds of $950. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter the Company issued 15,250 shares of unregistered common stock at an average price of $0.41 to other accredited and sophisticated individuals for goods and services, 8,000 shares at an average price of $0.50 to certain hourly employees for service awards during the year, and 27,600 shares at an average price of $0.42 for exploration goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10- SB (Commission File No. 000-28837) and incorporated by reference herein.
3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date: August 14, 2008

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 14, 2008