Form 10-Q
period 2008-09-30
NEW JERSEY MINING CO
filed 2008-11-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large Accelerated Filer _____	Accelerated Filer _____
Non-Accelerated Filer _____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On October 29, 2008, 36,877,192 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

[The balance of this page has been intentionally left blank.]

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
September 30, 2008 and December 31, 2007

ASSETS
	September 30, 2008	December 31, 2007

Current assets:
Cash and cash equivalents	$782,655	$271,473
Investment in marketable equity security at market
(cost-$6,531)	57,148	391,872
Interest receivable	807	1,277
Miscellaneous receivable	5,730
Inventory	91,297	89,517
Total current assets	937,637	754,139

Property, plant, and equipment, net of accumulated depreciation	1,507,723	1,524,463
Mineral properties, net of accumulated amortization	1,249,989	1,004,444
Reclamation bonds	126,360	126,073
Total assets	$3,821,709	$3,409,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$80,397	$63,544
Accrued payroll and related payroll expenses	57,639	37,730
Obligations under capital lease-current portion	32,986	36,940
Notes payable-current portion	116,919	118,046
Total current liabilities	287,941	256,260

Accrued reclamation costs	47,650	19,800
Obligation under capital lease-non-current	22,584	46,956
Notes payable-non-current	177,023	263,896

Total liabilities	535,198	586,912

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock no par value, 50,000,000 shares authorized;
September 30, 2008-36,873,442 and
December 31, 2007-32,291,192
shares issued and outstanding	8,779,937	6,935,297
Deficit accumulated during the development stage	(5,544,043)	(4,498,431)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	50,617	385,341
Total stockholders’ equity	3,286,511	2,822,207

Total liabilities and stockholders’ equity	$3,821,709	$3,409,119

The accompanying notes are an integral part of the financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2008 and 2007,
And from Inception (July 18, 1996) through September 30, 2008

							From Inception
							(July 18, 1996)
							Through
		September 30, 2008			September 30, 2007		September 30, 2008
		Three Months	Nine Months		Three Months	Nine Months
Income earned during the development stage:
Sales of gold	$		$50,559	$		$43,250	$149,715
Sales of concentrate						50,507	601,168
			50,559			93,757	750,883

Cost and expenses:
Direct production costs		15,304	117,443		24,683	223,979	882,817
Management		73,683	207,882		67,174	198,372	1,183,197
Exploration		204,909	492,643		146,257	371,196	2,091,368
Gain on sale of mineral property							(90,000)
Gain on default of mineral
property sale (Note 6)		(270,000)	(270,000)				(270,000)
Depreciation and amortization		49,766	154,926		49,424	105,720	495,270
General and administrative expenses		158,218	404,340		111,413	305,960	2,013,300
Total operating expenses		231,880	1,107,234		398,951	1,205,227	6,305,952

Other (income) expense:
Timber sales						(487)	(54,699)
Timber expense							14,554
Royalties and other income		(156)	(1,500)			(1,501)	(71,703)
Royalty expense		500	1,156		500	6,203	34,773
Gain on sale of marketable equity security					(37,598)	(37,598)	(70,109)
Interest income		(4,526)	(13,971)		(5,437)	(22,288)	(45,042)
Interest expense			3,251		9,214	16,754	60,250
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense		(4,182)	(11,064)		(33,321)	(38,917)	(11,026)

Net loss		227,698	1,045,611		365,630	1,072,553	5,544,043

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security		40,820	334,724		555,553	480,553	(50,617)

Comprehensive loss		$268,518	$1,380,335		$921,183	$1,553,106	$5,493,426

Net loss per common share-basic		$0.01	$0.03		$0.01	$0.04	$0.30

Weighted average common shares
outstanding-basic		36,845,266	35,503,762		30,815,001	30,349,480	18,405,949

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2008 and 2007,
And from Inception (July 18, 1996) through September 30, 2008

			From Inception
	September 30,		(July 18, 1996)
			through
	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(1,045,611	$(1,072,553)	$(5,544,043)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	154,926	105,720	495,269
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale	(270,000)		(270,000)
Gain on sale of marketable equity securities		(37,598)	(70,109)
Common stock issued for:
Management and directors’ fees	58,050	62,250	725,087
Services and other	25,500	16,700	186,811
Exploration	14,540	22,560	83,421
Mineral property agreement			15,000
Change in:
Inventories	(1,779)	95,610	(91,296)
Accounts receivable	(5,730)	13,628	(5,730)
Interest receivable	469	(2,826)	(808)
Other assets			(778)
Accounts payable	16,851	(49,694)	89,631
Accrued payroll and related payroll expense	19,909	10,755	57,639
Accrued reclamation costs			19,800
Net cash used by operating activities	(1,032,875)	(835,448)	(4,267,884)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(100,991)	(184,147)	(1,078,923)
Purchase of mineral property			(14,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property (Note 6)	270,000		270,000
Purchase of reclamation bonds	(286)	(121,176)	(126,359)
Purchase of certificates of deposits			(200,000)
Proceeds from sales of certificates of deposits		200,000	200,000
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities		38,095	71,078
Cash of acquired companies			38,269
Deferral of development costs	(249,291)	(126,341)	(665,393)
Net cash used by investing activities	(80,568)	(193,569)	(1,393,732)
Cash flows from financing activities:
Exercise of stock purchase warrants	1,740,000	120,000	2,537,600
Sales of common stock, net of issuance costs	950	1,278,319	4,226,576
Principal payments on capital lease	(28,325)	(26,206)	(148,217)
Principal payments on notes payable	(88,000)	(31,115)	(171,688)
Net cash provided by financing activities	1,624,625	1,340,998	6,444,271
Net change in cash and cash equivalents	511,182	311,981	782,655
Cash and cash equivalents, beginning of period	271,473	76,821	0
Cash and cash equivalents, end of period	$782,655	$388,802	$782,655
Supplemental disclosure of cash flow information
Interest paid in cash	$25,433	$16,754	$73,068
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment	$5,600	$7,000	$50,365
Mineral properties			$294,300
Payment of accounts payable		$12,205	$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired		$401,112	$446,399

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

Exercise of Stock Purchase Warrants
For the nine month period ended September 30, 2008 the Company issued 4,350,000 shares of unregistered common stock, pursuant to the exercise of common stock purchase warrants. The warrants were exercised at $0.40 per share for net proceeds of $1,740,000.

Common Stock Issued for Cash, Goods, and Services
The Company issued 48,800 and 130,500 shares respectively of unregistered common stock to President Fred W. Brackebusch for management services rendered in the three and nine month periods ending September 30, 2008. The shares were valued at prices ranging from of $0.40 to $0.50 per share.

During the three and nine month periods ended September 30, 2008 the company issued 23,750 and 69,150 shares of unregistered common stock to individuals for goods, services, cash, and service awards at fair value prices ranging from $0.40 to $0.60 per share.

During the nine month period ended September 30, 2008 the company issued 32,600 shares of unregistered common stock to individuals for exploration. The shares were valued at prices ranging from $0.40 to $0.60.

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

The table below sets forth our financial asset that was accounted for at fair value at September 30, 2008, and its respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at September 30, 2008.

	Balance at	Hierarchy
	September 30,	Level
	2008
Investments in marketable equity securities	57,148	Level 1

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three and nine month periods ended September 30, 2008.

5.	New Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), to provide an understanding of how and why an entity uses derivative instruments, how they are accounted for, and how they affect an entity's financial statements. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. We do not expect any material effect to our financial statements from the enactment of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

6.	Mining Venture Agreements

Silver Star Venture Agreement
The Company and Silverstar Mining Corp. ("Silverstar") entered into a Mining Venture Agreement on April 1, 2008, relating to the Silver Strand Property. During the three months ended June 30, 2008, Silverstar paid the Company $270,000 of $500,000 to acquire a 50% mining rights and property interest in the Silver Strand property. On July 31, 2008 Silverstar defaulted on the terms of the agreement by not making the final payment when due on July 31, 2008. The Company is not requred to refund the initial $270,000 deposit and has recognized it as income from operations in the third quarter of 2008.

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011.

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. In the first quarter of 2008 a joint venture agreement was signed with Newmont North

America Exploration Limited relating to exploration of the Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, but more drilling is needed to increase the confidence in resource estimates and to evaluate whether gold is a significant component of the deposit. Results of the first two drillholes were received in the third quarter confirming the continuity of the resource and indicating that gold would be a significant byproduct. The Company is continuing in-fill drilling on the known resource and is planning to drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, production is not being done while a ramp is being driven to access a block of reserves discovered by drilling from the surface. Near the end of the third quarter the ramp intersected the #3 level of the old workings thus increasing access to potential drilling targets and providing quicker potential for secondary and haulage access. A new vein, called the Clagett vein, containing gold and tungsten mineralization was encountered in the ramp during the third quarter. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine in May 2009. At the Coleman underground mine, a drift was completed to the vicinity of a drill intercept which indicates the presence of higher grade gold-silver mineralization. Further work at the Coleman will not be done until drilling is conducted to locate the higher grade vein. The Giant Ledge is a new prospect which was staked in the second quarter. Geophysical and geological studies were conducted in the third quarter. Gold, lead and copper mineralization is related to an intrusive stock.

The Company continued to conduct core drilling operations in the third quarter of 2008 with its own core drilling machine. In the third quarter, drilling operations were concentrated at the Niagara deposit with two intercepts completed in the known resource and two more drillholes explored a target in the hangingwall of the Murray Peak fault just west of the Niagara resource. The Niagara resource intercepts were of similar metal content as the historic drilling with the notable exception that economically significant gold grades were sampled in the main resource zone. In the remainder of 2008, drilling will continue in the Murray area.

At the Toboggan Project where gold-silver telluride mineral systems have been located, Newmont continued exploration in the third quarter. Work being done by Newmont includes soil and stream sediment sampling, claim staking, geological reconnaissance, and geophysical surveys.

At the Silver Strand mine, a new adit started in 2007 was completed in the third quarter of 2008 which provides access to the proven and probably reserves. Work was suspended until the start of the 2009 season in order to concentrate on completing access to the reserves at the Golden Chest mine.

The New Jersey mineral processing plant was idle except for test runs during the third quarter but operations resumed recently to process development material from a new vein encountered in the Golden Chest ramp. During the third quarter improvements to the ore feeder, electrowinning power and concentrate dewatering were completed. The plant will be operating part time until a steady feed from the Golden Chest mine is available, possibly in the first quarter of 2009.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter of 2008 was $782,655, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance decreased during the third quarter of 2008 due to exploration and development expenditures, lack of sales and financing activities. Investment in a marketable equity security held by the Company decreased from $97,968 to $57,148 during the quarter due to decline in the stock price of that security.

Results of Operations
Income Earned during the Development Stage (Revenue) for the third quarter 2008 was $0, the same as the third quarter of 2007. Figure 2 shows a net loss for the third quarter of 2008 of $227,698 compared to the net loss for the third quarter of 2007 of $365,630 and the net losses in previous accounting periods

Gold production was only 20 ounces in the third quarter of 2008 as compared to 24 ounces for the respective 2007 period. Gold production is expected to increase slightly in the fourth quarter.

Ore mining operations at the Golden Chest mine are expected to be minimal for the remainder of 2008 while access is being extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the rate of 4,000 tonnes/year.

Ore production is scheduled at the Silver Strand mine in the second quarter of 2009. A decision was made in the third quarter to send mining crews and equipment to the Golden Chest mine to speed up that development, thus delaying any production from the Silver Strand until 2009. Production could commence in 30 days after mobilization in 2009. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No capital expenditures are planned at the New Jersey mineral processing plant.

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

Changes in Direct Production Costs
Direct production costs decreased for the three and nine month periods ending September 30, 2008 compared to the comparable periods last year. The decrease was primarily due to decision to limit production because the Company is developing a ramp to access ore reserves at the Golden Chest mine.

Changes in Exploration Costs
Exploration expenses increased for the three and nine month periods ending September 30, 2008 compared to the comparable periods last year. The increase was due to increased exploration drilling and geological activities.

Changes in General and Administrative Costs
General and administrative cost increased for the three and nine month periods ending September 30, 2008 compared to the comparable periods last year. The Company increased the number of its employees, wages were increased, and accounting costs increased.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended September 30, 2008.

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

The Company issued 48,800 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered on September 30, 2008. The shares were valued at a price of $0.40 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter the Company issued 3,750 shares of unregistered common stock at an average price of $0.46 to other accredited and sophisticated individuals for goods and services, and 20,000 shares at an average price of $0.40 to certain hourly employees for service awards during the year. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: November 13, 2008

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 13, 2008