Form 10-K
period 2008-12-31
NEW JERSEY MINING CO
filed 2009-03-30
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ to ______________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___	Accelerated Filer ___
Non-Accelerated Filer ___	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ] No [X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2008 was $9,960,000.

On March 10, 2009 there were 37,169,692 shares of the registrant’s Common Stock outstanding.

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

Form and Year of Organization
New Jersey Mining Company (“the Company” or “NJMC”) is a corporation organized under the laws of the State of Idaho on July 18, 1996. The Company was dormant until December 31, 1996, when all of the assets and liabilities of the New Jersey Joint Venture (a partnership) were transferred to the Company in exchange for 10,000,000 shares of common stock. The New Jersey Joint Venture, a partnership, was formed in 1994 to develop the New Jersey mine. The partnership consisted of Mine Systems Design, Inc. [75%], Plainview Mining Company [13%], Silver Trend Mining Company [10%], Mark C. Brackebusch [1%], and Mascot Silver-Lead Mines, Inc. [1%].

Any Bankruptcy, Receivership or Similar Proceedings
There have been no bankruptcy, receivership, or similar proceedings.

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.
There have been no material reclassifications, mergers, consolidations, purchases, or sales for the past three years.

BUSINESS OF THE COMPANY

General Description of the Business
The Company is involved in exploring for and developing gold, silver, and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Niagara copper silver-deposit, the Toboggan exploration project, the New Jersey mine, the Silver Strand mine, the Golden Chest mine, and several other exploration prospects. The Company operates a 100 tonne-per-day mineral processing facility (mill) in Kellogg, Idaho.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. Our mineral processing plant has been processing ore and other mineralized material from the Golden Chest, New Jersey, and Silver Strand properties for the past four years. Our strategy is to produce some income from these properties while we explore them at depth by driving ramps or drifts to and along the mineralized structures. We can then mine and process any economic material to help offset our exploration costs. We also conduct exploratory diamond drilling and grassroots exploration in the area. Feed for the mill in 2008 was sourced from the Coleman vein at the New Jersey mine and from the Katie and Clagett veins at the Golden Chest mine. Currently, the mill is not fully utilized as it is operated four 10-hour days per week.

Our mining operations do not provide enough income to fund our exploration, development activities, and corporate overhead so it is necessary for the Company to raise funds through the sale of common stock in private placements to qualified investors or through the sale of joint venture interests in our properties. Therefore, our exploration and development plans and resulting schedules are dependent on our ability to raise funds. If we cannot raise funds our exploration programs may be deferred or delayed.

Competitive Business Conditions
The Company competes on several different fronts within the minerals exploration industry. In the past year, the minerals exploration business has slowed considerably due to the global economic crisis that occurred in the second half of 2008. The crash in equity prices was also observed in the stock prices of junior mining and exploration companies. As a result, it has become more difficult to raise capital because of the limited capital available and the relatively large number of junior mining companies. However, the Company is focused on gold exploration and production and gold prices have remained at attractive levels throughout the economic turmoil. This should help the Company to compete for capital within the junior mining market.

We also compete with other mining companies for exploration properties especially for gold properties. In the past year, there have been at least three companies that have staked lode claims near the Company’s Toboggan Project which is a gold exploration joint venture with Newmont Mining Corporation.

The competition for labor within the mining sector has lessened in the past year as base metal prices have crashed causing mines to be shut down and layoff miners and technical personnel. Mineral exploration activity, specifically drilling, has declined substantially leaving a surplus of rigs and qualified personnel.

We are also subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. We attempt to mitigate this risk by focusing our efforts in an area already known to host ore deposits, and also by acquiring properties we believe have the geologic and technical merits to host potentially economic mineralization. Another significant risk is the price of metals such as copper, gold and silver. If the prices of these metals were to fall substantially, it would, most likely, lead to a loss of investor interest in the mineral exploration sector which would make it more difficult to raise the capital necessary to move our exploration and development plans forward.

Effect of Existing or Probable Governmental Regulations on the Business
All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that most affect operations are related to water quality. A plan of operations (“POO”) and a financial bond are usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (“BLM”) or United States Forest Service (“USFS”).

The New Jersey mine, the Silver Strand mine, and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any of our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any groundwater or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and current water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. NJMC has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ending December 31, 2008 and 2007, we have spent $570,549 and $508,139, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)
No major Federal permits are required for the New Jersey mine because most operations are on private land and there are no process discharges to surface waters. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. Our exploration programs can be delayed for significant periods of time (one to two years) because of the slow NEPA permitting process applied by the USFS. We believe the USFS permitting delays are caused by insufficient manpower, complicated regulations, misplaced priorities, and sympathy for environmental groups who oppose any mining project.

The Company submitted a POO to the USFS in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. The USFS conducted an Environmental Assessment (“EA”) of the plan and requested public comments on the EA in September 2004. In June 2005, the USFS issued a final Decision Notice and Finding of No Significant Impact which essentially approved the Company’s POO, but with 26 stipulations. The stipulations cover various aspects of the plan including, but not limited to, the operating season, public access through the site, water quality monitoring, development rock monitoring, slope stability monitoring, and reclamation standards. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice. The Company posted a reclamation bond of $119,725 in June of 2007 to begin operations at the Silver Strand. An additional bond of $32,075 is due once surface disturbance exceeds a certain area which gives a total bond of $151,800 for the planned project. Permit compliance activities at the Silver Strand are expected to cost about $3,500 per year.

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (“MSHA”) for the New Jersey, Golden Chest, and Silver Strand operations. When a mine or mill is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws, and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial is about $200.

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (“CLP”) at the New Jersey mine was completed in November of 2007. The Idaho Cyanidation permit requires monthly surface water and quarterly groundwater monitoring during the operation of the CLP. It is estimated that water monitoring cost associated with operating the CLP will be approximately $6,000 per year.

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $133 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $20,300.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $2,500. Upon completion of the reclamation and approval by the managing agency, the bond amount is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is 11 including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Tina Brackebusch works part-time for the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2009. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10-KSB reports, quarterly 10-QSB and 10-Q reports, and occasional 8-K reports since that time.

The public may read a copy of any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and SEC.

The Company maintains a website where recent press releases and other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website-www.newjerseymining.com.

ITEM 2.

DESCRIPTION OF PROPERTIES

Figure 1 - Project Location Map

NEW JERSEY MINE

Location
The New Jersey mine is an underground mine and mill complex located four kilometers east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The property includes the gold bearing Coleman vein system, a base metal Sullivan-type prospect known as the Enterprise, and another gold prospect called the Scotch Thistle. The mine is adjacent to U.S. Interstate 90 and is easily accessed by local roads throughout the entire year. Three phase electrical power is supplied to the New Jersey mill by Avista Utilities. The area is underlain by argillites and quartzites of the Prichard Formation [member of Belt Supergroup] which commonly hosts gold mineralization.

Mineral Property
The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The Coleman pit and the current underground workings are located on the patented mining claims wholly owned by the Company.

Mineral Leases
A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also known as a Net Smelter Return (“NSR”). Additional royalties of 1% to 5% are due, if the gold price exceeds $698 per ounce as of December 31, 2008. This additional royalty gold price is indexed to the Consumer Price Index (“CPI”) with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease, known as the Grenfel lease, was acquired from Mine Systems Design, Inc. (MSD) in 2001 in exchange for 1,000,000 shares of the Company's Common Stock. The lease covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. A 3% NSR royalty will be paid to the lessor if production is achieved. However, the NSR royalty shall not exceed 10% of the net proceeds, except the NSR royalty shall not be less than 1%. No advance royalties or other advance payments are required by this lease.

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

Present Condition and Work Completed on the Property
A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A six foot by six foot ball mill is used to grind crushed ore. The crushing plant and grinding circuit were built in 1996, and the flotation circuit was built in 2004. Construction of a CLP was started in mid-2006, and was completed in November of 2007. The CLP plant uses cyanidation and direct electro-winning to produce a gold-silver dore’ from gold-bearing pyrite concentrates. Based on leach cycles for the Golden Chest pyrite concentrate, the capacity of the plant is about 10 tonnes per day.

Since 2001, the Company has drilled 14 holes for a total of 1,765 meters to explore the Coleman vein and associated zones of gold mineralization. The drilling confirmed the continuity of the Coleman vein system and discovered a broad zone of low grade (0.70 gpt gold) gold mineralization known as the Grenfel zone. Reserves on the Coleman vein were not increased as the drilling was too widely spaced to meet the criteria for a reserve calculation. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. In 2008, about 400 meters of drilling was completed at the Scotch Thistle gold prospect revealing areas of silica enrichment and alteration, but no economic intervals of gold mineralization.

In 2008, the Company completed an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 84 meters of drifting were completed with 20 meters of that on the vein before it was displaced by a fault. The remainder of the drifting was in waste material and was directed at finding the down-dip projection of the vein found by DDH02-2. The vein was not found, but a diamond drill station was established to allow for underground drilling to probe for the vein. A total of 725 dry tonnes were mined from the Coleman vein drifting and processed through the New Jersey mill in 2008.

As of December 31, 2008, the Company had a capital cost of $1,120,845 associated with the mineral processing plant and a capitalized development plus investment cost of $598,451 associated with the mine.

Exploration Plans
The Company plans to diamond drill from the drill station established at the north end of 740 drift. The target will be the down-dip extension of the vein found in DDH02-2. Timing of the drill program will be dependent on the Company’s ability to raise funds.

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

Reserves
The reserves at the New Jersey mine, as of this date, are those contained in an underground mine plan. The designed stope block extends from the surface to the Keyhole Tunnel level. Grade estimation for the block is based upon calculated head grades from production from the Coleman vein over the past two years.

Underground Mine (Proven & Probable)

Ore Block	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Total	51,604	3.20	5,310

The reserve tonnage is diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve block. The ounces stated in the above table are contained ounces. The cutoff grade used was 1.5 grams/tonne gold. The cutoff grade is based on historical costs of underground mining on the Coleman vein with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $23.27/gram ($723.60/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

SILVER STRAND MINE

Location
The Silver Strand mine is an underground mine located in Kootenai County, Idaho, about 20 kilometers east-northeast of Coeur d'Alene, Idaho. It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d'Alene River. Primary access is from Coeur d'Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek.

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

Present Condition and Work Completed on the Property
During 2002, the Company completed an exploration drilling program which was successful in extending the ore shoot below the No. 3 Level. Given the successful drilling results, the Company initiated the environmental permitting process for a 1,000 tonne per month seasonal, underground mining operation. In April 2003, the Company submitted a POO to the USFS. In June 2005, the USFS affirmed their original Finding of No Significant Impact with respect to the Company’s POO after an environmental group appealed their earlier decision. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice.

In May of 2007, the Company posted a reclamation bond of $119,725 in order to begin work at the Silver Strand. An additional bond of $32,075 is due once surface disturbance exceeds a certain level which gives a total bond of $151,800 for the planned project. Work completed at the Silver Strand in 2008 included the completion of the new No. 3 portal. No other work was completed except for required water monitoring. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site, and electrical energy requirements are satisfied with an on-site generator.

As of December 31, 2008, the Company had a capitalized development plus investment cost of $166,204 associated with the Silver Strand mine.

Exploration and Development Plans
The Company plans for the Silver Strand property to be idle in 2009 unless it can raise sufficient working capital to commence mining ore. Usual environmental compliance activities such as water monitoring will take place.

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

Reserves
Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold and a minimum mining width of 1.5 meters. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with flotation and recovering 75% of the silver and gold. Silver and gold prices used are based upon a three year average or $0.43/gram ($13.31/troy ounce) and $23.27/gram ($723.60/troy ounce), respectively.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

GOLDEN CHEST

Location
The Golden Chest mine is an underground mine located in Reeder Gulch about 2.4 kilometers east of Murray, Idaho along Forest Highway 9. The property consists of two mining leases and unpatented claims covering approximately 500 acres. The site is accessible by an improved dirt road. A 30 ft by 20 ft steel-clad pole building is present near the ramp portal and is used as a shop and a dry. Single phase electrical power supplied by Avista Utilities has been installed to the portal site in Reeder Gulch.

Mineral Lease
On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasibility study on an open pit resource drilled by Newmont Exploration Limited (“NEL”)and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the CPI using June 2003 (CPI=183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2008 CPI-U)	Additional NSR Royalty
< $458	None
$458 to $515	1.0%
$515 to $572	1.5%
$572 to $629	2.0%
> $629	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production.

On January 3, 2005, the Company signed a mining lease with Prichard Creek Resource Partners, LLC that covers about 41 acres of unpatented lode claims. Upon exercising the lease the Company issued 30,000 shares of restricted common stock to Prichard Creek Resource Partners. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the lessor. An additional NSR royalty is based on the same sliding scale, presented in the table above, is also payable to Prichard Creek Resource Partners. Finally, if commercial production is commenced from these claims, a one-time payment of 30,000 shares of the Company’s common stock is payable to Prichard Creek Resource Partners.

The Company also holds an additional 195 acres at the Golden Chest property through unpatented claims wholly owned by the Company. The portion of these claims within Sections 4 and 5 of Township 49N, Range 5E, BM are subject to a 1% Net Profits Royalty payable to MTLI.

History
The Golden Chest was the largest lode producer in the Murray district, producing 65,000 ounces of gold from narrow high grade veins primarily in the late 1800’s. NEL spent over $500,000 on an exploration program at the Golden Chest in the late 1980s, which consisted of soil and rock sampling, surface and underground mapping, and 3,390 meters of drilling. Newmont’s work identified a potential open pit gold resource. Newmont dropped the property in 1990, apparently because it did not meet their criterion of a one million ounce open-pit resource. NJMC signed a mining lease for the property in January 2005.

Present Condition and Work Completed on the Property
The Company started work on the property in 2004. A ramp 440 meters in length connecting the surface to the historic No. 3 level, known as the North Ramp, was completed in the fourth quarter of 2008. The Company has constructed a development rock storage site, a shop building, improved the access road, and installed electrical power to the site during the term of its lease. Currently, a three-man crew of miners is mining ore from remnant pillars of the Katie vein and from a section of the recently found Clagett vein at a rate of about 400 tonnes per month. This material is shipped to the New Jersey mill for processing.

Every year since 2004, the Company has completed an exploration core drilling program on the Golden Chest property. A total of 3,415 meters of core drilling has been completed from the surface. The majority of these holes have been targeted at extending the Idaho vein below the No. 3 level which is the deepest level in the Idaho vein area. This drilling has been successful in extending the Idaho vein at depth. As an example, DDH04-06 intercepted 17.5 meters of quartz veining that assayed 4.83 gpt gold and included a higher grade section of 5.8 meters that assayed 10.13 gpt gold. Based on this intercept and several others, a section of the Idaho vein was converted to proven and probable reserves.

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

As of December 31, 2008, the Company had a capitalized development plus investment cost of $644,393 associated with the Golden Chest mine.

Exploration and Development Plans
After the connection of the North Ramp to the historic No. 3 level was completed, the Company has been able to inspect and survey the No. 3 level to where it intersects the Idaho vein. Based on this new information, the Company has revised its plan to access the ore reserve block on the Idaho vein which includes driving a new adit from the surface. This new adit would be driven a distance of about 400 meters with an estimated cost of $700,000 and require about six months to complete. The new adit would provide access to the Idaho vein ore reserve block as well as a connection with the North Ramp which would improve ventilation and provide a secondary escape-way. The Company will not be able to complete the new adit until it raises sufficient capital through an equity offering or other financing method.

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

Reserves
Ore grades and dimensions of the reserve block are based on ten diamond drillholes through the Idaho vein with an average spacing of 40 meters and 30 drift samples. Reserves were calculated by the Company’s geologist and chief mine engineer using a polygonal method with a cutoff grade of 2.0 gpt gold, and a minimum mining width of 2 meters.

The reserves were calculated using estimated costs and operating parameters of a 100 tonne-per-day underground mining and mineral processing operation. The estimated costs are based on the Company’s costs of mining and processing ore from the Golden Chest. Overall metallurgical recovery of gold is expected to be 92% based on the Company’s experience at the New Jersey mill and CLP. Gold prices used are based upon a three year average or $23.27/gram ($723.60/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	231,713	5.08	37,885

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

NIAGARA PROJECT

Location
The Niagara copper-silver deposit is located near the forks of Eagle Creek about seven kilometers northwest of the Company's Golden Chest operation. The property is without known ore reserves, and consists of 39 unpatented claims that cover about 775 acres. Access to the site is maintained through the use of a USFS road which is closed to the general public. No electrical energy is present at the site.

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

As part of the terms of the Company’s Toboggan Exploration Joint Venture agreement with Newmont Mining Corporation, Newmont retains an option to include the Niagara property into the Toboggan Project which is exercisable starting March 20, 2009 and extending for two years. If Newmont elects to include the Niagara property, it would be required to spend at least another $1,000,000 or twice what NJMC spends on exploration of the Niagara, whichever is greater, to earn its 51% interest

History
An exploration program completed by Earth Resources Company on the Niagara property in the 1970's identified a large volume of copper-silver mineralization within the Revett formation. Their exploration program included eight drill holes and six trenches on the outcrop of the mineralized strata. Earth Resources also completed metallurgical testwork that indicated conventional flotation will achieve recoveries of 94% for copper and 90% for silver. Earth Resources also completed preliminary economic studies on the deposit. Kennecott owned the claims that cover the Niagara deposit for a period of time after Earth Resources. RMA re-staked the property in 2004 after Kennecott dropped the claims.

Present Condition and Work Completed on the Property
During 2008, the Company completed five holes of core drilling for a total of 1,062 meters at the Niagara project. Three of the holes were targeted to intercept the copper-silver deposit in the Revett formation and were successful. The drilling increased the area of copper-silver mineralization of the Niagara deposit. As an example, drillhole 08-9 drilled through 19.4 meters grading 0.51% copper, 25 gpt silver and 0.029 gpt gold. A preliminary engineering study assessing the economic potential of open pit mining at the Niagara was completed. Two holes for a cumulative total of 413 meters were drilled in the hanging wall of the Murray Peak fault in the Prichard formation to investigate a gold-in-soil anomaly and magnetic high. Low level, anomalous gold and tellurium mineralization were found by this drilling.

Also during 2008, the Company staked claims over an area of gold-telluride mineralization near the Niagara deposit and known as the Progress Prospect. Soil sampling indicates a gold anomaly 80 meters wide and 350 meters long. A series of old prospect trenches and adits were found and sampled.

Exploration and Development Plans
The Company has submitted a Plans of Operations (“POO”) to the USFS for a core drilling program at the Progress gold prospect and to drill deep holes in the Revett strata underneath the Niagara copper-silver deposit.

The POO would likely be approved in late summer of 2009, and the timing of the drilling will be dependent on the Company’s ability to raise funds.

As of December 31, 2008, the Company had an investment cost of $31,500 associated with the Niagara project.

Geology
The Niagara deposit occurs in a section of mineralized upper Revett Formation near the axis of a north-south striking syncline. The western limb of the syncline has been truncated by the north-south striking Murray Peak fault, a steep, west dipping reverse fault. Other faults offset the mineralized zone slightly. In the Niagara deposit, the mineralization occurs in the upper Revett Formation, which here is a light gray, massive quartzite with thin siltite interbeds. The mineralized horizon crops out along the East Fork Eagle Creek and is approximately 30 meters below the contact with the overlying St. Regis Formation. Copper minerals include bornite, chalcopyrite, chalcocite, native copper, and some copper oxide minerals. Silver minerals include stomeyerite and jalpaite. Pyrite and galena also occur in trace amounts

TOBOGGAN PROJECT

Location
The Toboggan project is an exploration property without known ore reserves. The Toboggan project is a joint venture with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM), to explore for gold deposits within a 38 square mile area north of Murray, Idaho. The project consists of 382 unpatented lode claims covering an area of approximately 7,257 acres in and near the East Fork of Eagle Creek drainage. The Toboggan project consists of the following prospects: Gold Butte, Mineral Ridge, Golden Reward, and Independence. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

Mineral Agreement
On March 25, 2008, the Company announced that it signed a definitive agreement with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM) under which the parties created a joint venture, the Toboggan Project, to explore for gold deposits within a 38 square mile area north of Murray, Idaho. Under the terms of the agreement, Newmont can earn a 51% interest in the joint venture by spending $2,000,000 over three years. Newmont can increase its interest to 70% by spending an additional $10,000,000 or completing a feasibility study in the years four through seven, whichever comes first.

As part of the terms of the agreement, Newmont retains an option to include the Niagara property into the Toboggan Project which is exercisable starting March 21, 2009, and extends for two years. If Newmont elects to include the Niagara property, it would be required to spend at least another $1,000,000 or twice what NJMC spends on exploration of the Niagara, whichever is greater, to earn its 51% interest.

History
Historic workings are present at the Gold Butte prospect and consist of seven adits connected by a system of narrow roads. Most of the underground work appears to have been completed by 1941. Two holes were drilled on the Gold Butte prospect in the 1980’s. Prior geophysical exploration work by Cominco-American in the Toboggan Creek area in the mid 1980’s found a large CSAMT geophysical anomaly, roughly two square kilometers in area. In 1987, Cominco American drilled a hole 500 meters in depth that was located on the eastern edge of the anomaly. It appears that the hole was located too far to the east, and that it was not drilled deep enough to investigate the large geophysical anomaly. Nord-Pacific completed a gold exploration program in the Mineral Ridge area including a soil sampling program and a reverse-circulation drilling program in 1992. Nord-Pacific identified several anomalous gold zones with their soil sampling and completed nine holes totaling 850 meters in their drilling program. All of the drillholes intercepted anomalous gold mineralization including a 1.5 meter intercept of 18.9 gpt gold. Historic workings at the Mineral Ridge prospect, which were completed before Nord-Pacific’s work, include six adits as well as numerous pits and trenches. The Independence area was originally staked in 1906 and was active intermittently through the 1900’s. Work completed included four adits, and numerous pits and trenches.

Present Condition and Work Completed on the Property
During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included the staking of additional claims significantly increasing the area of the joint venture, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at the Gold Butte, and an airborne geophysical survey over the entire joint venture area. Newmont spent approximately $690,000 in the first year of the agreement. NJMC assisted Newmont in their exploration efforts with technical support and also completed 66 meters of core drilling to finish a hole that had been started in 2007.

Exploration and Development Plans
Newmont has an exploration program planned for 2009 that includes core drilling at various prospects in the Toboggan project. Plans also call for geologic mapping, rock sampling, and soil sampling.

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

GIANT LEDGE
The Giant Ledge prospect is an exploration project without known ore reserves. It lies about six kilometers southeast of Murray, Idaho, in the Granite Creek drainage and is accessed by an historic road that has been washed out in areas. No electrical power is present at the site. The Company’s land position consists of 29 wholly owned unpatented lode claims covering an area of 586 acres. The property hosts polymetallic lead, copper and gold mineralization in and along the contact of an igneous intrusive.

History
The Giant Ledge prospect was active in the 1920’s when a 122 meter deep shaft was sunk and about 450 meters of drift development was completed. A flotation mill was erected and a minor amount of production was achieved. Bunker Hill Mining Company examined and mapped the mine workings in the 1950’s. Sunshine Mining Company conducted exploration at the Giant Ledge in the mid-1980’s and drilled two core holes.

Present Condition and Work Completed on the Property
NJMC was able to procure the core from Sunshine’s drilling program, and the core was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey. Results of the soil sampling show a 600 meter diameter gold anomaly and the magnetometer survey shows a magnetic low coincident with the gold anomaly.

Exploration and Development Plans
If sufficient funds are available, the Company will perform a ground-based geophysical survey utilizing induced polarization (IP).

MAC PROSPECT

The Mac prospect is an exploration project without known ore reserves. It lies about three kilometers northwest of Murray, Idaho and is accessed by USFS dirt roads. No electrical power is present at the site. The Company’s land position at the Mac Prospect consists of 32 wholly owned unpatented lode claims covering an area of 528 acres. The Mac is a gold exploration project hosted within the rocks of the Prichard formation and geochemical analysis of the gold mineralization indicates anomalous levels of tellurium similar to prospects within the Toboggan Joint Venture. Historic placer and underground mining has taken place on the property, although it is not well documented. Work completed by the Company in the past year includes claim staking, soil sampling, geologic mapping and rock sampling. Exploration plans are dependent on the Company’s ability to raise funds, but may include more soil sampling and geologic analysis to define core drilling targets.

COPPER CAMP

Summary
The Copper Camp is an exploration project without known ore reserves. Copper Camp lies about eight kilometers northwest of Murray, Idaho and is accessed by the Lost Creek USFS road. Electrical power is located adjacent to the site. The Company signed an exploration agreement with RMA in December of 2007 which covers nine unpatented claims with an area of about 180 acres. Terms of the agreement call for an exploration period of five years, and during or at the end of the exploration period NJMC can decide to enter a mining agreement. Upon entering a mining agreement, NJMC could exercise an option to buy 90% of the royalty interest for $2.5 million or NJMC could decide to pay the full Net Smelter Royalty of 3% on any production with annual minimum royalty requirements. Upon signing of the agreement, the Company issued 30,000 shares of restricted common stock plus $4,500. During the subsequent five-year exploration period, the required annual payments are 30,000 shares and $3,000.

The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structurally controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver. The Company has submitted a POO to the USFS for a core drilling program at Copper Camp. Approval of the POO is expected in late 2009. The timing of drilling will be dependent on the Company’s ability to secure adequate funding. An additional 13 unpatented lode claims were also staked increasing the property area to about 440 acres.

WISCONSIN-TEDDY PROSPECT

Summary
The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the BLM. The project is a base metal exploration project in the Prichard Formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems:a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2009.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A POO for a helicopter-mobilized core-drilling program has been submitted to the USFS. Modifications to the POO were made after meeting with the USFS in June of 2005. A site visit was made with USFS personnel in 2006, but the USFS has yet to indicate if or when the POO will be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the receipt of a permit from the USFS. As of December 31, 2008, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Company's Common Stock currently trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "NJMC". The following table sets forth the range of high and low bid prices as reported by the OTCBB for the periods indicated. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year Ending December 31, 2008	High Bid	Low Bid
First Quarter	$0.72	$0.45
Second Quarter	$0.50	$0.33
Third Quarter	$0.51	$0.25
Fourth Quarter	$0.36	$0.13
Year Ending December 31, 2007	High Bid	Low Bid
First Quarter	$0.93	$0.51
Second Quarter	$0.85	$0.65
Third Quarter	$0.65	$0.34
Fourth Quarter	$0.57	$0.32

Shareholders
As of March 10, 2009 there were approximately 1,100 shareholders of record of the Company's Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. However, in April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board. Also, the Company has issued 2,000 shares to each employee, excluding management and directors, three times per year after one year of service has been achieved. During the years ended December 31, 2008 and 2007, the Company issued 198,700 and 154,386 shares, respectively, of its restricted common stock valued at $72,000 and $82,500, respectively, to Fred Brackebusch for management services.

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Bulletin Board.

Recent Sales of Unregistered Securities
For the year ending December 31, 2008, the Company issued 516,800 shares of restricted common stock for management and director’s fees, equipment, services, exploration, and mining lease payments. A value of $181,990 (for an average value of $0.35 per share) was assigned to these fees, services, and equipment. See the statement of shareholder’s equity for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. During 2008 Newmont completed soil and stream sediment sampling surveys, geological mapping, and geophysical surveys. Newmont has made plans for drilling certain targets in 2009.

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled 5 holes in 2008 which expanded the resource. Results of the 2008 drilling also indicate that gold would be a significant byproduct. The Company will continue in-fill drilling on the known resource and is planning to drill to intercept a deeper stratabound target in the Revett formation.

At the Golden Chest mine, during 2008, a ramp was being driven to access a block of reserves discovered by drilling from the surface. Near the end of the third quarter the ramp intersected the #3 level of the old workings thus increasing access to potential drilling targets and providing quicker potential for secondary and haulage access. The ramp development work was suspended near yearend in order to conserve cash, and small scale production from remnants was re-started. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine in May 2009. At the Coleman underground mine, a drift was completed to the vicinity of a drill intercept which indicates the presence of higher grade gold-silver mineralization. Further work at the Coleman will not be done until drilling is conducted to locate the higher grade vein. The Giant Ledge is a new prospect which was staked in 2008. Geophysical and geological studies were conducted during the year. Gold, lead and copper mineralization is related to an intrusive stock.

The Company continued to conduct core drilling operations in 2008 with its own core drilling machine. Exploration drillholes were drilled near the Coleman mine, at the Niagara deposit, and at the Golden Chest mine. Also one drillhole was completed at the Toboggan Project. During the year, 12 drillholes were completed for a total drilling length of 1,916 meters.

The New Jersey mineral processing plant processed 1,400 tonnes during the year as it was operated only part of the available time. Improvements were made during the year by building a new ore feeder to facilitate cold weather operation, installing a new concentrate filter, and making improvements in the CLP. Near yearend the plant resumed operations on a regular schedule of 4 days per week, 10 hours per day, processing ore from the Golden Chest mine.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the year was $321,254, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance declined during the year from a highpoint of $1,384,884 in the second quarter to the lower balance at the end of 2008 due to exploration and development expenditures, lack of sales and financing activities. Investment in a marketable equity security held by the Company decreased from $391,872 to $16,328 during the year due to decline in the stock price of that security. Figure 1 shows that the yearend cash balance has been very similar for 2006 through 2008.

Results of Operations
Income Earned during the Development Stage (Revenue) for the year 2008 was $50,559 as compared to $99,954 for 2007. Figure 2 shows losses in each quarter, which total $1,423,829 in 2008 compared to an almost identical loss in 2007 of $1,453,268.

Gold production was 128 ounces in 2008 as compared to 108 ounces for 2007. Gold production in 2009 is expected to increase due to plans to mine more tonnage in 2009.

Ore mining operations at the Golden Chest mine are expected to be approximately 400 tonnes/month in the first half of 2009, probably declining after that. If financing can be obtained, ramp access will be extended to the Idaho vein reserves. Once the Idaho vein ramp development is completed there will be enough reserves for many years of mining at the rate of 4,000 tonnes/year.

Ore production is scheduled at the Silver Strand mine in the second quarter of 2009. Production could commence in 30 days after mobilization in May 2009, depending on weather. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No large capital expenditures are planned at the New Jersey mineral processing plant.

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

The Company has prepared a detailed POO assuming no funds are produced by financing efforts. This detailed plan covers the first four months of 2009. Actions taken under the plan include cutting management cash salaries by 50%, reducing wages and laying off three employees, and deferring expenditures that are not absolutely necessary to the plan. Production from remnant pillars and the newly-found Clagett vein at the Golden Chest is feeding the mineral processing plant at the rate of 400 tonnes/month. It is hoped to maintain a cash balance of $150,000 to $200,000. If no financing is achieved by April 30, 2009, the plan will be reviewed and a decision made to continue the plan or to enter into a “hibernation” plan by laying off most employees and cutting management costs further. Plans are being made for the Company to drill for Newmont at the Toboggan Project on a contract basis during the summer season, and a Service Contract has been signed. Newmont currently pays for all exploration activities on the Toboggan Project.

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $5,922,260 through December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from the gold sales and by providing drilling services to Newmont on our joint venture (see note 8. Mining Venture Agreements–Newmont Venture Agreement).

For 2009, the Company has plans to reduce its discretionary exploration expenditures as well as its overhead expenses. With these reductions, the Company believes it will only need an estimated $500,000 to continue operations through the next twelve months.

Changes in Costs

Direct production costs, management costs, and exploration costs in 2008 tracked 2007 costs fairly closely. General and administrative costs increased significantly from 2007 due to employee related overhead costs which increased due to an increase in the number and tenure of employees. General and administrative costs also increased due to increased legal fees which were incurred relating to the new SEC format along with proxy preparation and for road access research relating to the Company’s mining claims.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors

New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal revenue and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington
March 18, 2009

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Balance Sheets, December 31, 2008 and 2007	26

Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007 and from the date of inception on July 18, 1996 through December 31, 2008 (Unaudited)	27

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007 and for the period from inception on July 18, 1996 through December 31, 2008 (Unaudited)	28-31

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and from the date of inception on July 18, 1996 through December 31, 2008 (Unaudited)	32

Notes to Financial Statements	33-46

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2008 and 2007

ASSETS
	2008	2007
Current assets:
Cash and cash equivalents	$321,254	$271,473
Investment in marketable equity security at market
(cost-$6,531)	16,328	391,872
Interest receivable	324	1,277
Miscellaneous receivable	5,516
Prepaid expense	572
Inventories	99,092	89,517
Total current assets	443,086	754,139

Property, plant and equipment, net of accumulated depreciation	1,470,355	1,524,463
Mineral properties, net of accumulated amortization	1,398,334	1,004,444
Reclamation bonds	123,520	126,073
Total assets	$3,435,295	$3,409,119

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,677	$63,544
Accrued payroll and related payroll expenses	45,706	37,730
Obligations under capital lease-current portion	26,665	36,940
Notes payable-current portion	114,534	118,046
Total current liabilities	231,582	256,260

Accrued reclamation costs	53,500	19,800
Obligations under capital lease-non-current	20,292	46,956
Notes payable-non-current	184,147	263,896
Total non-current liabilities	257,939	330,652

Total liabilities	489,521	586,912

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000
shares authorized; 2008-37,160,392 and 2007-
32,291,192 shares issued and outstanding	8,858,237	6,935,297
Deficit accumulated during the development stage	(5,922,260)	(4,498,431)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	9,797	385,341
Total stockholders’ equity	2,945,774	2,822,207

Total liabilities and stockholders’ equity	$3,435,295	$3,409,119

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2008 and 2007,
And from Inception (July 18, 1996) through December 31, 2008

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2008
	2008	2007	(Unaudited)
Income earned during the development stage:
Sales of gold	$50,559	$49,447	$149,715
Sales of concentrate		50,507	601,168
	50,559	99,954	750,883

Costs and expenses:
Direct production costs	184,163	189,342	949,537
Management	304,668	326,807	1,279,983
Exploration	570,549	508,139	2,169,274
Gain on sale of mineral property			(90,000)
Gain on default of mineral
property sale (Note 8)	(270,000)		(270,000)
Depreciation and amortization	204,284	159,768	544,628
General and administrative expenses	517,413	434,767	2,126,372
Total operating expenses	1,511,077	1,618,823	6,709,794

Other (income) expense:
Timber sales		(487)	(54,699)
Timber expense			14,554
Royalties and other income	(1,500)	(1,889)	(71,703)
Royalties expense	656	6,541	34,273
Contract income	(23,725)		(23,725)
Gain on sale of marketable equity security		(70,109)	(70,109)
Interest income	(15,371)	(26,969)	(46,442)
Interest expense	3,251	27,312	60,250
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	(36,689)	(65,601)	(36,651)

Net loss	1,423,829	1,453,268	5,922,260

Other Comprehensive income:
Unrealized (gain) loss on marketable
equity security	375,544	525,909	(9,797)

Comprehensive loss	$1,799,373	$1,979,177	$5,912,463

Net loss per common share-basic	$0.04	$0.05	$0.32

Weighted average common
shares outstanding-basic	35,871,521	30,717,377	18,708,956

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2007, and 2008 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2008 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2007, and 2008 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2008 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2007, and 2008 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2008 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2007, and 2008 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2008 (unaudited)

				Accum. Other		Total
	Common Stock		Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Deficit	Income	Stock	Equity

Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)	$911,250	$0	$2,893,404
Issuance of common stock for:
Cash	4,014,761	1,533,319				1,533,319
Exercise of warrants	200,000	120,000				120,000
Management and directors fees	274,386	142,500				142,500
Services	52,104	27,157				27,157
Exploration	52,200	32,560				32,560
Mineral property agreement	60,000	30,000				30,000
Property, plant and equipment	20,756	10,239				10,239
Accounts payable	30,500	12,205				12,205
Unrealized gain (loss) in marketable equity security				(525,909)		(525,909)
Net loss			(1,453,268)			(1,453,268)
Balance, December 31, 2007	32,291,192	6,935,297	(4,498,431)	385,341	0	2,822,207
Issuance of common stock for:
Cash	2,400	950				950
Exercise of warrants	4,350,000	1,740,000				1,740,000
Management and directors fees	318,700	108,000				108,000
Services	74,000	32,000				32,000
Exploration	35,100	15,390				15,390
Mineral property agreement	75,000	21,000				21,000
Property, plant and equipment	14,000	5,600				5,600
Unrealized gain (loss) in marketable equity security				(375,544)		(375,544)
Net loss			(1,423,829)			(1,423,829)
Balance, December 31, 2008	37,160,392	$8,858,237	$(5,922,260)	$9,797	$0	$2,945,774

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007,
And from Inception (July 18, 1996) through December 31, 2008

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		through
			December 31, 2008
	2008	2007	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,423,829)	$(1,453,268)	$(5,922,260)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	204,284	159,768	544,628
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale	(270,000)		(270,000)
Gain on sale of marketable equity securities		(70,109)	(70,109)
Common stock issued for:
Management and directors’ fees	108,000	142,500	775,037
Services and other	32,000	27,157	193,310
Exploration	15,390	32,560	84,271
Mineral property agreement		15,000	15,000
Change in:
Prepaid expense	(572)		(572)
Inventories	(9,575)	42,569	(99,092)
Miscellaneous receivable	(5,516)	13,628	(5,516)
Interest receivable	953	(1,277)	(324)
Other assets			(778)
Accounts payable	(18,867)	(36,884)	53,913
Accrued payroll and related payroll expense	7,977	6,209	45,706
Accrued reclamation costs	500	1,800	20,300
Net cash used by operating activities	(1,359,255)	(1,120,347)	(4,594,264)
Cash flows from investing activities:
Purchases of property, plant and equipment	(101,924)	(195,992)	(1,079,856)
Purchase of mineral property	(3,000)	(4,500)	(17,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property (Note 8)	270,000		270,000
Purchase of reclamation bonds	2,553	(123,573)	(123,520)
Purchase of certificates of deposits			(200,000)
Proceeds from sales of certificates of deposits		200,000	200,000
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities		71,078	71,078
Cash of acquired companies			38,269
Deferral of development costs	(343,107)	(190,567)	(759,209)
Net cash used by investing activities	(175,478)	(243,554)	(1,488,642)
Cash flows from financing activities:
Exercise of stock purchase warrants	1,740,000	120,000	2,537,600
Sales of common stock, net of issuance costs	950	1,533,319	4,226,576
Principal payments on capital lease	(36,940)	(35,473)	(156,832)
Principal payments on notes payable	(119,496)	(59,293)	(203,184)
Net cash provided by financing activities	1,584,514	1,558,553	6,404,160
Net change in cash and cash equivalents	49,781	194,652	321,254
Cash and cash equivalents, beginning of period	271,473	76,821	0
Cash and cash equivalents, end of period	$321,254	$271,473	$321,254
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$3,251	$27,311	$50,886
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment	$5,600	$10,239	$50,365
Mineral properties	$21,000	$15,000	$315,300
Payment of accounts payable		$12,205	$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired	$36,235	$401,112	$482,634

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

1. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana.

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

In conjunction with development stage disclosure required by SFAS No. 7, inception to date figures are included in the financial statements. These figures while labeled “unaudited” have all been audited by various accounting firms in their respective years. However, they have not as a whole been audited by the current auditing firm resulting in the unaudited classification.

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

Contract Income
Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and payment is deemed probable. These services are not a part of normal operations.

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

The table below sets forth our financial asset that was accounted for at fair value at December 31, 2008, and its respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at December 31, 2008.

	Balance at December 31, 2008	Balance at December 31, 2007	Hierarchy Level
Investments in marketable equity securities	$16,328	$391,872	Level 1
Inventories	99,092	89,517	Level 2

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the periods ending December 31, 2007 and 2008. The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, investment in marketable equity securities, accounts payable, obligations under capital lease and notes payable are approximated at their fair values.

Investment in Marketable Equity Security
In compliance with Statement of Financial Accountings Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), marketable equity securities are classified as available for sale and are valued at the market price. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, which would then be charged to current period net income (loss).

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2008 and 2007, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in note 10 of the financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2008 financial statement presentation. These reclassifications have no effect on net loss as previously reported.

Cash Equivalents
The Company considers cash in banks and other deposits with an original maturity of three months or less, that can be liquidated without prior notice or penalty, to be cash and cash equivalents.

Property, Plant and Equipment
Property, plant and equipment are stated at the lower of cost or estimated net realizable value. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful life of most of the Company’s buildings is up to 50 years and equipment life expectancy ranges between two and ten years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Mine Exploration and Development Costs
The Company records exploration costs as such in the period they occur. Mine development costs are capitalized as deferred development costs after proven and probable reserves have been identified. Interest cost incurred during the development stage are capitalized. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

Asset Retirement Obligations (“ARO”) and Remediation Costs
Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. A liability is recorded for the present value of estimated reclamation costs and a related asset is established. The liability is accreted and the asset is depreciated over the life of the related asset. Adjustments are made for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters.

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

Reclamation Bonds
Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balance at December 31, 2008 represents an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

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

Recent Accounting Pronouncements, continued:
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 162 is effective for both interim and annual reporting periods beginning after November 13, 2008. The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

3. Going Concern

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $5,922,260 through December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from the gold sales and by providing drilling services to Newmont on our joint venture (see note 8. Mining Venture Agreements–Newmont Venture Agreement).

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

3. Going Concern, continued:

For 2009, the Company has plans to reduce its discretionary exploration expenditures as well as its overhead expenses. With these reductions, the Company believes it will only need an estimated $500,000 to continue operations through the next twelve months.

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2008 and 2007, consisted of the following:

	2008	2007
Mill building at cost	$128,566	$128,566
Milling equipment at cost	1,064,270	981,402
Less accumulated depreciation	(71,991)	(62,702)
Total mill	1,120,845	1,047,266

Land	79,137	79,137
Building and equipment at cost	638,795	577,904
Less accumulated depreciation	(368,422)	(179,844)
Total building and equipment	349,510	477,197
Total	$1,470,355	$1,524,463

For both years ending December 31, 2008 and 2007, milling and other equipment include assets under capital lease amounting to $150,254. The leases are being amortized over the terms of the respective lease. Accumulated amortization at December 31, 2008 and 2007 was $96,829 and $66,999, respectively. At December 31, 2008, the estimated future minimum lease payments under capital leases were as follows:

Year ending December 31,
2009	$30,532
2010	11,812
2011	11,049
Total	53,393
Less: Amounts representing interest costs	(6,436)
Net present values	46,957
Less: Capital lease obligations-current portion	(26,665)
Long-term capital lease obligations	$20,292

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5. Notes Payable

At December 31, 2008 and 2007, notes payable are as follows.

	2008	2007
Dodge pick-up 60 month note payable, 0.00% interest rate;
collateralized by pick-up, monthly payments of $557	$16,156	$22,842
Hagby Diamond Drill 48 month note payable, 8.00% interest rate payable monthly, collateralized by drill, monthly payments of
$4,093	110,968	149,520
Ingersoll Rand Compressor 36 month note payable, 4.90% interest rate payable monthly, collateralized by compressor, monthly
payments of $670	8,462	15,885
Caterpillar 305 Excavator 48 month note payable, 7.81% interest rate payable monthly, collateralized by excavator, monthly
payments of $956	25,187	34,302
Kubota 5700 Tractor 36 month note payable, 0.00% interest rate,
collateralized by tractor, monthly payments of $674	11,456	19,543
Property with shop 36 month note payable, 0.25% plus prime
variable interest rate paid monthly, full principal of note due in one payment at end of term, monthly payments vary depending upon
interest rate	60,000	60,000
Bobcat S250 50 month note payable, 0.00% interest rate
collateralized by bobcat, monthly payments of $725	34,786
Kubota RTV 36 month note payable, 0.00% interest rate;
collateralized by RTV, monthly payments of $494		5,436
Eimco Secoma Drill 24 month note payable, 12.76% interest rate payable monthly, collateralized by drill, monthly payments of
$4,150	31,666	74,414

Total notes payable	298,681	381,942
Due within one year	114,534	118,046
Due after one year	$184,147	$263,896

Maturities of debt outstanding at December 31, 2008 are as follows: $114,534 in 2009, $136,212 in 2010, $39,239 in 2011, and $8,696 in 2012.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6. Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2008
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$233,451	$598,451
Golden Chest	65,000	579,393	644,393
Silver Strand	74,704	91,500	166,204
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	31,500		31,500
Copper Camp	31,500		31,500
Less Accumulated
Amortization	(58,647)	(45,567)	(104,214)
Total	$539,557	$858,777	$1,398,334

	December 31, 2007
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$233,451	$598,451
Golden Chest	65,000	236,286	301,287
Silver Strand	74,704	58,300	133,004
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	19,500		19,500
Copper Camp	19,500		19,500
Less Accumulated
Amortization	(55,954)	(41,844)	(97,798)
Total	$518,250	$486,193	$1,004,444

During the year ended December 31, 2008, the Company capitalized interest charges of $28,722 as deferred development costs.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

6. Mineral Properties, continued:

Silver Strand
The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (“Trend”) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5% . In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. Deferred development includes asset retirement costs of $33,200.

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

6. Mineral Properties, continued

Wisconsin Teddy
The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. BLM. The project has no carrying value.

Zanetti Mining Lease
The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the CPI. At December 31, 2008, the gold price that would cause additional production royalties to be payable was $697 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time.

Golden Chest Mining Leases
On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasiblity study on an open pit resource drilled by Newmont Exploration Limited and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the property. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the CPI using June 2003 (CPI = 183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty:

Price of Gold, $ / Troy Ounce (using December 2008 CPI-U)	Additional NSR Royalty
< $458	None
$458 to $515	1.0%
$515 to $572	1.5%
$572 to $629	2.0%
> $629	3.0%

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7. Asset Retirement Obligation “ARO”

On January 1, 2008, the Company established an asset retirement obligation of $27,350 associated with the ultimate closing of its Silver Strand property. The estimated reclamation costs was discounted using a credit-adjusted risk-free interest rate of 5.45% from the time the obligation was incurred until the Company expects to pay the retirement obligation, or five years. During 2008, accretion of approximately $1,000 and an additional layer of reclamation costs of approximately $4,750 were added to the obligation balance. At December 31, 2008, the balance of the asset retirement obligation is $33,200.

8. Mining Venture Agreements

Silver Star Venture Agreement
The Company and Silverstar Mining Corp. ("Silverstar") entered into a Mining Venture Agreement on April 1, 2008, relating to the Silver Strand Property. During the three months ended June 30, 2008, Silverstar paid the Company $270,000 of $500,000 to acquire a 50% mining rights and property interest in the Silver Strand property. On July 31, 2008 Silverstar defaulted on the terms of the agreement by not making the final payment when due on July 31, 2008. The Company was not required to refund the initial $270,000 deposit and recognized it as income in the third quarter of 2008.

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

9. Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2008 or 2007, as it had no taxable income. At December 31, 2008 and 2007, the Company had federal net operating loss carry forwards available for income tax purposes of approximately $5,867,000 and $4,443,000, respectively, which will expire through 2028, and associated deferred tax assets of approximately $1,994,800 and $1,510,700, respectively. The deferred tax assets were calculated assuming a 34% marginal tax rate, and have been fully reserved as management believes it is more likely than not that the deferred tax assets will not be utilized.

The Company’s net operating loss carry forwards expire as follows:

Years	Carry Forwards
2017	$33,000
2018	27,000
2021	4,000
2022	36,000
2023	380,000
2024	930,000
2025	590,000
2026	990,000
2027	1,453,000
2028	1,424,000
Total	$5,867,000

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

10. Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2008 or 2007.

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

Exercise of Stock Purchase Warrants
During 2008 and 2007common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2008, the Company issued 4,350,000 shares of its restricted common stock at $0.40 per share, generating net proceeds of $1,740,000 pursuant to the exercise of these warrants. During 2007, the Company issued 200,000 shares of its restricted common stock at $0.60 per share, generating net proceeds of $120,000 pursuant to the exercise of these warrants.

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants for the years ended December 31, 2008 and 2007, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2006	5,088,875	$0.50-0.60
Issued in connection with private placement	2,733,095	0.50-0.55
Exercised	(200,000)	0.60
Balance, December 31, 2007	7,621,970	0.50-0.60
Exercised	(4,350,000)	0.40
Expired	(1,595,293)	0.50-0.60
Balance, December 31, 2008	1,676,677	0.50-0.60

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,451,427	$0.50	August 31, 2009
225,250	$0.60	June 1, 2010
1,676,677

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

10. Equity, continued:

Common Stock Issued for Property, Plant and Equipment
During 2008 and 2007, the Company issued 14,000 and 20,756 shares, respectively, of its restricted common stock for Property, Plant and Equipment purchased. The Company recorded $5,600 and $10,239, respectively, during 2008 and 2007, based upon the value of the equipment purchased and shares issued.

Common Stock Issued for Services
During 2008 and 2007, the Company issued 74,000 and 52,104 shares, respectively, of its restricted common stock for services rendered the Company. The Company recorded $32,000 and $27,157, respectively, based upon the value of the services rendered and the shares issued.

11. Related Party Transactions

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

In addition to the related party transactions described in Note 6 and 12 the Company had the following transactions with related parties:

  During the years ended December 31, 2008 and 2007, the Company issued 198,700 and 154,386 shares, respectively, of its restricted common stock valued at $72,000 and $82,500, respectively, to Fred Brackebusch for management services. During 2008 and 2007 the Company issued 20,000 and 20,000 shares respectively, of its restricted stock valued at $6,000 and $10,000, respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During each of the years ended December 31, 2008 and 2007, the Company issued 100,000 shares of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $30,000 and $50,000, respectively, based upon the estimated value of the shares issued and services rendered. Fred and Grant Brackebusch each received 20,000 shares in both 2008 and 2007 as Directors of the Company.

  During each of the two years ended December 31, 2008 and 2007 the Company paid $6,000 to MSD for office rent.

12. Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. In 2007 the Company sold 242,200 of those shares for $71,078 which included a gain of $70,109, no additional shares were sold in 2008.

At December 31, 2008, the Company held 1,632,800 shares with a market value of $0.01 per share, for a total market value of $16,328. At December 31, 2008, the excess market value of $9,796 over the $6,531 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

The Company’s president became a director of Gold Crest in 2006. He resigned in February of 2008.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

13. Commitments and Contingencies

The Company owns or leases several mineral properties located in the Coeur d’Alene River Basin. In recent years, certain other companies involved in mining activities on property interests upland of the Coeur d'Alene River Basin have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and have entered into consent decrees with the EPA and the state of Idaho, concerning environmental remediation obligations and damages to or loss of natural resources in the Coeur d'Alene River Basin. The Company has not received any notification of a pending action or proceeding against the Company relating to environmental claims or assessments. It is possible, however, that the Company’s obligation could change in the near or longer term, and the resultant liability or claim for damages could have a material adverse effect on the Company.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2008, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2008, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

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

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2008.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	64	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	39	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	66	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	62	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	64	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	39	Secretary	1/1/1997
(1) Member of the Audit Committee

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. has served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since 1996. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control, and mine feasibility studies. He has over 35 years of experience in the Coeur d'Alene Mining District, about half of which was with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business which is a large shareholder in the Company, since 1987.

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. on the Carlin Trend in open pit mine planning and pit supervision for three years. He also has worked with Mine Systems Design, Inc. performing various engineering and geotechnical tasks. He has worked for New Jersey Mining Company since 1996; he supervises the daily operations of the various mining operations, mill operations, performs various engineering tasks, and coordinates environmental permitting.

Ivan R. Linscott, PhD has served as a Director of the Company since 2004. He is a physicist at Stanford University. He is a Senior Research Associate for radioscience spacecraft instrument development and is Co-Investigator and Science Team Member for the New Horizons Mission to encounter the planet Pluto. Dr. Linscott has a strong interest in doing research on exploration techniques in the Coeur d’Alene Mining District. He has made significant contributions to the Company’s exploration program through the innovative use of geophysical techniques.

William C. Rust has served as a Director of the Company since 2004. He is a metallurgical engineer with extensive experience in the Silver Valley. He worked for Asarco as Chief Metallurgist. Later he worked for CoCa mines at the Grouse Creek mine in Central Idaho and for McCulley, Frick, and Gilman, an environmental consulting firm. He was with Getchell Gold Inc. in Nevada where he was Mill Manager and Senior Metallurgist for a 3,200 ton/day gold plant. Currently, Mr. Rust is self-employed as a metallurgical engineering consultant. Mr. Rust is a member of the Audit Committee.

M. Kathleen Sims has served as a Director of the Company since 2004. She is a successful businesswoman who is majority owner of a Honda car dealership in Coeur d’Alene, Idaho. She is a former State Senator in the Idaho Legislature. She is a former member of the State of Idaho Human Rights Commission and is active in the Idaho Republican Party. She has extensive experience in starting a business with all the necessary experience in financing, business plans and management. Ms. Sims is the chairperson of the Audit Committee.

Tina C. Brackebusch has served as Secretary of the Company since 1996. She has served as Office Manager for the Company since 1996. She holds a B.S. in Secondary Education from the University of Idaho and teaches English at Kellogg High School.

Family Relationships
Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

Legal Proceedings
No Director or Officer has been involved in any legal action involving the Company for the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, the Company’s Directors, Executive Officers and beneficial owners of more than 10% of any registered class of the Company’s equity securities are required to file reports of their ownership of the Company’s securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and any written representations from such reporting persons, the Company believes that during 2008 such filing requirements were complied with.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Fred Brackebusch President	2008	84,000	0	0	76,000	0	0	0
	2007	75,000	0	0	92,500	0	0	0
Grant Brackebusch Vice Pres.	2008	95,000	0	0	6,000	0	0	0
	2007	88,500	0	0	10,000	0	0	0

(1) Stock Awards include fees earned as Directors.

There is no employment agreement between the Company and Fred Brackebusch, and there is no employment agreement between the Company and Grant Brackebusch. The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors. The Board awarded Fred Brackebusch restricted Common Stock in addition to his salary, for 2007 and 2008, for any hours worked over 130 hours per month at a rate of $150 per hour. The number of shares to be awarded is calculated quarterly by using the average bid price of the Company’s Common Stock. Shares issued were 154,386 in 2007, and 198,700 in 2008. The shares were valued at an average price of $0.53 per share in 2007, and $0.36 per share in 2008.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

In January of 2009, the cash salaries of Fred Brackebusch and Grant Brackebusch were reduced 50% from their 2008 level in an effort to conserve the Company’s cash.

Outstanding Equity Awards at Fiscal Year-end
The Company does not currently award the Named Executive Officers options to purchase the Company’s shares, and there were not outstanding equity awards as of December 31, 2008.

Director Compensation

A summary of compensation for the Company’s non-employee Directors, including Ivan R. Linscott, William C. Rust and M. Kathleen Sims for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ivan R. Linscott	2008	-	6,000	-	-	-	-	6,000
	2007	-	31,200	-	-	-	-	31,200
William C. Rust	2008	-	6,000	-	-	-	-	6,000
	2007	-	10,000	-	-	-	-	10,000
M. Kathleen Sims	2008	-	6,000	-	-	-	-	6,000
	2007	-	10,000	-	-	-	-	10,000

(1) Directors Fred W. Brackebusch and Grant A. Brackebusch are executive officers of the Company, therefore, disclosure regarding their compensation as Directors is included in the Executive Officer Compensative Table above

During 2007, each of the Directors of the Company were paid 20,000 shares of restricted Common Stock valued at $10,000. At a Board of Directors meeting on May 27, 2008, the Directors approved a compensation plan for the Board of Directors under which each Director receives 20,000 shares of restricted Common Stock. In 2008 these shares were valued at $6,000. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with restricted Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 10, 2009 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,915,757 indirect (a) 1,076,705 direct	24.19%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,158,607	8.50%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,608,528 direct 933,900 indirect	6.84%
Common	William Ritger Ocean Royale Way Juno Beach, FL 33408	1,930,000 (b)	5.19%

(1)Based upon 37,169,692 outstanding shares of common stock at March 10, 2009.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,834,550 common shares of the Company. Neither MSD nor Fred Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) William Ritger holds 600,000 warrants exercisable at a price of $0.50 with an expiration date of August 31, 2009.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	7,915,757 indirect (a) 1,076,705 direct	24.19%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	1,016,793 indirect (b) 337,920 direct	3.64%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, Idaho 83873	110,500	0.30%
Common	William C. Rust, Director P.O. Box 648 Wallace, Idaho 83873	70,000	0.19%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, Idaho 83814	83,000	0.22%
Common	All Directors and Executive Officers as a group (5 individuals)	10,610,675	28.55%

(1) Based upon 37,169,692 outstanding shares of common stock at March 10, 2009.

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

None of the Directors or Officers has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights. No shares are pledged as security.

Securities Authorized for Issuance under Equity Plans
The Company does not have an equity compensation plan for issuance of warrants, options or rights. However, the Board of Directors has awarded Fred Brackebusch restricted Common Stock in addition to his salary, for 2007 and 2008, for any hours worked over 130 hours per month at a rate of $150 per hour. The number of shares to be awarded is calculated quarterly by using the average bid price of the Company’s Common Stock. The Company also occasionally pays for goods or services with restricted Common Stock and uses the average bid price of the stock at the time to determine the number of shares to be issued.

Changes in Control
None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During each of the years ended December 31, 2008 and 2007, the Company issued 120,000 shares of its restricted common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $30,000 and $50,000, respectively, for directors and $6,000 and $10,000, respectively, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 20,000 shares in 2008 and 20,000 shares in 2007 as Directors or Officers in each respective year.

During the years ended December 31, 2008 and 2007, the Company issued 198,700 and 154,386 shares, respectively, of its restricted common stock valued at $72,000 and $82,500, respectively, to Fred Brackebusch for management services.

During each of the two year’s ended December 31, 2008 and 2007, the Company paid $6,000 to MSD for office rent.

During the year ended December 31, 2007 the Company issued 30,500 shares of its restricted common stock valued at $21,200 to Ivan Linscott, a Director, for exploration services.

Director Independence
The Board of Directors has determined that each of the following Directors is an “independent director” as such term is defined by the rules of the Financial Industry Regulatory Authority (“FINRA”), and the Securities and Exchange Commission (“SEC”): Ivan R. Linscott, William C. Rust, and M. Kathleen Sims. These three Directors comprise a majority of the Board of Directors. The rules of FINRA and the SEC generally provide that an “independent director” is a person other than an officer or employee of the Company or any individual having a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. The FINRA rules also provide specific criteria that, if met, disqualify a director from being independent.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. At a Board of Directors meeting on September 21, 2004, the Directors approved an audit committee comprised of William C. Rust and M. Kathleen Sims. Each member of the audit committee is deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. M. Kathleen Sims is the chairperson of the Audit Committee and the Audit Committee Financial Expert as defined by Section 407 of the Sarbanes-Oxley Act.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and Form 10-KSB for the fiscal year ended December 31, 2007 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $30,208 and $28,384 respectively.

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

Audit Committee Pre-Approval Policies
The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15.

EXHIBITS

(3)(i)	Articles of Incorporation-Filed as an exhibit to the registrant's registration statement on Form 10- SB (Commission File No. 000-28837) and incorporated by reference herein.
(3)(ii)	Bylaws-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(1)	Lease Agreement with William Zanetti-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
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
(10)(4)

Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co.-Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein.

(10)(5)

Exploration Agreement and Option to Lease between Paymaster Resources, Inc. and New Jersey Mining Company with the approval of J.W. Beasley Interests LLC.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

(10)(6)

Exploration Agreement and Option to Lease between Prichard Creek Resource Partners LLC and New Jersey Mining Company.-Filed as an exhibit to the registrant’s annual report on Form 10- KSB for the year ended December 31, 2003 and incorporated by reference herein.

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

New Jersey Mining Company

Date: March 30, 2009	By	/s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 30, 2009	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 30, 2009	By	/s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 30, 2009	By	/s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 30, 2009	By	/s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director