Form 10-K/A
period 2008-12-31
NEW JERSEY MINING CO
filed 2009-04-07
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to our annual report on Form 10-K, originally filed on March 30, 2009, is furnished to provide corrections to the Executive Officer Compensation Table. Values erroneously placed in the “Option Awards” column have been moved to their correct location in the “Stock Awards” column. No option awards were granted by the company during the period of this report. A total column has also been added to the table.

There are no other material changes to the report.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Brackebusch President	2008	84,000	0	76,000	0	0	0	0	160,000
	2007	75,000	0	92,500	0	0	0	0	167,500
Grant Brackebusch Vice Pres.	2008	95,000	0	6,000	0	0	0	0	101,000
	2007	88,500	0	10,000	0	0	0	0	98,500

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

New Jersey Mining Company

Date: April 7, 2009	By	/s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: April 7, 2009	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: April 7, 2009	By	/s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: April 7, 2009	By	/s/ WILLIAM C. RUST
William C. Rust, Director

Date: April 7, 2009	By	/s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director