Form 10-Q
period 2009-03-31
NEW JERSEY MINING CO
filed 2009-05-15
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Large Accelerated Filer ____	Accelerated Filer ____
Non-Accelerated Filer ____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On April 30, 2009, 37,436,692 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
March 31, 2009 and December 31, 2008

ASSETS
	March 31, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$73,361	$321,254
Investment in marketable equity security at market
(cost-$6,531)	9,797	16,328
Interest receivable		324
Miscellaneous receivable	34,151	5,516
Prepaid expense	572	572
Inventory	119,152	99,092
Total current assets	237,033	443,086

Property, plant, and equipment, net of accumulated depreciation	1,430,479	1,470,355
Mineral properties, net of accumulated amortization	1,395,078	1,398,334
Reclamation bonds	123,755	123,520
Total assets	$3,186,345	$3,435,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,576	$44,677
Accrued payroll and related payroll expenses	28,137	45,706
Obligations under capital lease-current portion	20,157	26,665
Notes payable-current portion	102,761	114,534
Total current liabilities	200,631	231,582

Accrued reclamation costs	53,500	53,500
Obligations under capital lease-non-current	17,929	20,292
Notes payable-non-current	164,059	184,147

Total liabilities	436,119	489,521

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
March 31, 2009-37,419,442 and
December 31, 2008-37,160,392
shares issued and outstanding	8,933,766	8,858,237
Deficit accumulated during the development stage	(6,186,806)	(5,922,260)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	3,266	9,797
Total stockholders’ equity	2,750,226	2,945,774

Total liabilities and stockholders’ equity	$3,186,345	$3,435,295

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Month Periods Ended March 31, 2009 and 2008,
And from Inception (July 18, 1996) through March 31, 2009

			From Inception
	March 31,		(July 18, 1996)
			Through
	2009	2008	March 31, 2009
Income earned during the development stage:
Sales of gold	$111,321	$50,559	$261,036
Sales of concentrate			601,168
	111,321	50,559	862,204

Costs and expenses:
Direct production costs	127,004	65,933	1,076,541
Management	96,283	67,073	1,376,266
Exploration	16,324	113,407	2,185,598
Gain on sale of mineral property			(90,000)
Gain on default of mineral
property sale (Note 8)			(270,000)
Depreciation and amortization	47,524	52,616	592,152
General and administrative expenses	82,227	142,333	2,208,599
Total operating expenses	369,362	441,362	7,079,156

Other (income) expense:
Timber sales			(54,699)
Timber expense			14,554
Royalties and other income		(1,266)	(71,703)
Royalties expense	1,113	656	35,386
Contract income			(23,725)
Gain on sale of marketable equity security			(70,109)
Interest income	(334)	(3,563)	(46,776)
Interest expense	5,726	3,252	65,976
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	6,505	(921)	(30,146)

Net loss	264,546	389,882	6,186,806

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security	6,531	122,460	(3,266)

Comprehensive loss	$271,077	$512,342	$6,183,540

Net loss per common share-basic	$0.01	$.01	$0.32

Weighted average common
shares outstanding-basic	37,187,592	33,538,593	19,086,071

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2009 and 2008,
And from Inception (July 18, 1996) through March 31, 2009

			From Inception
	March 31,		(July 18, 1996)
			through
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(264,546)	$(389,882)	$(6,186,806)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	47,524	52,616	592,152
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale			(270,000)
Gain on sale of marketable equity securities			(70,109)
Common stock issued for:
Management and directors’ fees	70,800	19,350	845,837
Services and other	2,230	11,125	195,539
Exploration	2,500	3,000	86,771
Mineral property agreement			15,000
Change in:
Prepaid expense			(572)
Inventory	(20,059)	31,209	(119,152)
Miscellaneous receivable	(28,634)		(34,151)
Interest receivable	324	(1,045)
Other assets			(778)
Accounts payable	4,899	11,327	58,812
Accrued payroll and related payroll expenses	(17,569)	1,512	28,137
Accrued reclamation costs			20,300
Net cash used by operating activities	(202,531)	(260,788)	(4,796,798)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,395)	(7,304)	(1,084,248)
Purchase of mineral property			(17,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			270,000
Purchase of reclamation bonds	(235)		(123,755)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			71,078
Cash of acquired companies			38,269
Deferral of development costs		(68,781)	(759,209)
Net cash used by investing activities	(4,630)	(76,085)	(1,493,269)
Cash flows from financing activities:
Exercise of stock purchase warrants		1,206,000	2,537,600
Sales of common stock, net of issuance costs			4,226,576
Principal payments on capital lease	(8,870)	(9,545)	(165,702)
Principal payments on notes payable	(31,862)	(28,746)	(235,046)
Net cash provided (used) by financing activities	(40,732)	1,167,709	6,363,428
Net change in cash and cash equivalents	(247,893)	830,836	73,361
Cash and cash equivalents, beginning of period	321,254	271,473	0
Cash and cash equivalents, end of period	$73,361	$1,102,309	$73,361

Supplemental disclosure of cash flow information:
Interest paid in cash	$5,726	$9,504	$56,612
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment			$50,365
Mineral properties			$315,300
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired			$482,634

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $6,186,806 through March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from the gold sales and by providing drilling services to Newmont on our joint venture.

4.	Equity

Common Stock Issued for Cash, Goods, and Services

The Company issued 153,000 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered in the three month period ending March 31, 2009. The shares were valued at $0.30 per share. The Company also issued 83,000 shares of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered in the three month period ending March 31, 2009. The shares were valued at $0.30 per share.

During the three month period ended March 31, 2009, the Company issued 10,550 shares of unregistered common stock to individuals for goods and services at fair value prices ranging from $0.20 to $0.30 per share.

During the three month period ended March 31, 2009, the Company issued 12,500 shares of unregistered common stock to individuals for exploration services. The shares were valued at $0.20.

5.	Fair Value Measurement

On January 1, 2008, the Company adopted SFAS 157, which establishes a framework for measuring fair value and expands disclosure about fair value measurements. It also establishes a fair value hierarchy.

Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

The table below sets forth our financial assets that were accounted for at fair value at March 31, 2009 and December 31, 2008, and its respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at March 31, 2009 and December 31, 2008.

	Balance at March 31, 2009	Balance at December 31, 2008	Hierarchy Level
Investments in marketable equity securities	$ 9,797	$16,328	Level 1
Inventories	119,152	99,092	Level 2

6.	New Accounting Pronouncement

In April 2009, FASB Staff Position (FSP) No. 107-1 and APB 28-1 was issued to amend SFAS No. 107, Disclosures about Fair Value of Financial instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of this guidance is not expected to have a material impact on our financial statements.

In April 2009, FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our financial statements.

7.	Mining Venture Agreements

Newmont Venture Agreement

The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011.

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. During 2008 Newmont completed soil and stream sediment sampling surveys, geological mapping, and geophysical surveys. Newmont has made plans for drilling certain targets in 2009. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled 5 holes in 2008 which expanded the resource. Results of the 2008 drilling also indicate that gold would be a significant byproduct. The Company will continue in-fill drilling on the known resource and is planning to drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, during 2008, a ramp was being driven to access a block of reserves discovered by drilling from the surface. The ramp development work was suspended near yearend in order to conserve cash, and small scale production from remnants was re-started and continued through the first quarter of 2009. Currently, most of the remnants have been mined and further work on the ramp will have to await financing. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine in May 2009, although it has not been decided to operate the mine in 2009. At the Coleman underground mine, no work is planned in 2009.

The Company did not conduct any core drilling operations in the first quarter of 2009 but will commence drilling at the Toboggan Project for Newmont in May 2009.

The New Jersey mineral processing plant processed 862 dry tonnes during the first quarter. The plant operated on a regular schedule of 4 days per week, 10 hours per day, processing ore from the Golden Chest mine.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter of 2009 was $73,361, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance declined during the first quarter due to lack of sufficient sales and financing activities.

Results of Operations
Income Earned during the Development Stage (Revenue) for the first quarter of 2009 was $111,321 as compared to $50,559 for the first quarter of 2008. Figure 2 shows a net loss for the first quarter of 2009 of $264,546 compared to $389,882 for the first quarter of 2008.

Gold production was 134 ounces in the first quarter of 2009 as compared to 31 ounces for the comparable period of 2008. Gold production for the remainder of 2009 is expected to decrease due to the lack of ore from the Golden Chest mine.

Ore mining operations at the Golden Chest mine will end in May 2009 when all known remnants have been mined. If financing can be obtained, ramp access will be extended to the Idaho vein reserves. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available.

Ore production could start at the Silver Strand mine in the second quarter of 2009 but that is dependent on financing of sufficient working capital. If the Company is able to proceed depending on financing, production could commence in 30 days after mobilization in May 2009, depending on weather. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No capital expenditures are planned at the New Jersey mineral processing plant at the present time.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that all mines and the mineral processing plant will be idled in the second quarter of 2009 and remain idle indefinitely.

Plans have been made for the Company to drill for Newmont at the Toboggan Project on a contract basis during the summer season, and a Service Contract has been signed. Newmont currently pays for all exploration activities on the Toboggan Project.

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $6,186,806 through March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from the gold sales and by providing drilling services to Newmont on our joint venture.

For the remainder of 2009, the Company has plans to reduce its discretionary exploration expenditures as well as its overhead expenses. With these reductions, the Company believes it will only need an estimated $200,000 to continue operations through the next nine months.

Changes in Direct Production Costs
Direct production costs increased because milling activity was more consistent in the three month period ended March 31, 2009 compared to the comparable period last year. The increase was due to suspension of other activities and concentration on mining accessible remnants at the Golden Chest mine. Also, inventory increased for the period and the grade of the ore that was mined resulted in costs that exceeded the current sale price.

Changes in Management Costs
Management expenses increased for the three month period ending March 31, 2009 compared to the comparable period last year. The increase was due to increased production activities and salaries. 50% of management salary was paid in stock to help conserve available funds.

Changes in Exploration Costs
Exploration expenses decreased for the three month period ending March 31, 2009 compared to the comparable period last year. The decrease was due to a lack of discretionary funding being available.

Changes in General and Administrative Costs
General and administrative cost decreased for the three month periods ending March 31, 2009 compared to the comparable period last year. The Company decreased the number of its employees, and other costs were cut to conserve available funds.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended March 31, 2009.

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

The Company issued 153,000 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered on March 31, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 83,000 shares of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered on March 31, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter the Company issued 10,550 shares of unregistered common stock at an average price of $0.21 to other accredited and sophisticated individuals for goods and services, and 12,500 shares valued at $0.20 for exploration services during the quarter. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: May 14, 2009

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 14, 2009