Form 10-Q
period 2009-06-30
NEW JERSEY MINING CO
filed 2009-08-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On July 31, 2009, 37,745,072 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2009

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
June 30, 2009 and December 31, 2008

ASSETS
	June 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$1,458	$321,254
Investment in marketable equity security at market
(cost-June 30-$6,331, December 31-$6,531)	20,418	16,328
Interest receivable	103	324
Miscellaneous receivable		5,516
Contract drilling receivable	61,043
Prepaid expense	572	572
Inventory	140,773	99,092
Total current assets	224,367	443,086

Property, plant, and equipment, net of accumulated depreciation	1,393,231	1,470,355
Mineral properties, net of accumulated amortization	1,394,246	1,398,334
Reclamation bonds	123,755	123,520
Total assets	$3,135,599	$3,435,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,348	$44,677
Accounts payable to related party	63,200
Interest payable	825
Accrued payroll and related payroll expenses	17,605	45,706
Obligations under capital lease-current portion	13,458	26,665
Notes payable-current portion	148,697	114,534
Total current liabilities	299,133	231,582

Accrued reclamation costs	53,500	53,500
Obligations under capital lease-non-current	15,494	20,292
Notes payable-non-current	92,524	184,147

Total liabilities	460,651	489,521

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
June 30, 2009-37,741,642 and
December 31, 2008-37,160,392
shares issued and outstanding	9,023,719	8,858,237
Deficit accumulated during the development stage	(6,362,858)	(5,922,260)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	14,087	9,797
Total stockholders’ equity	2,674,948	2,945,774

Total liabilities and stockholders’ equity	$3,135,599	$3,435,295

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Nine Month Periods Ended June 30, 2009 and 2008,
And from Inception (July 18, 1996) through June 30, 2009

							From Inception
							(July 18, 1996)
							Through
		June 30, 2009			June 30, 2008		June 30, 2009
		Three Months	Six Months		Three Months	Six Months
Income earned during the development stage:
Sales of gold		$52,338	$163,659	$		$50,559	$313,374
Sales of concentrate							601,168
Contract drilling income		66,472	66,472				66,472
		118,810	230,131			50,559	981,014

Cost and expenses:
Direct production costs		45,268	172,272		36,205	102,138	1,121,809
Management		90,787	187,070		67,127	134,200	1,467,053
Exploration		33,221	49,545		174,327	287,734	2,218,819
Contract drilling expense		28,161	28,161				28,161
Gain on sale of mineral property							(90,000)
Gain on default of mineral
property sale							(270,000)
Depreciation and amortization		38,080	85,603		52,544	105,160	630,231
General and administrative expenses		53,589	135,817		103,790	246,123	2,262,189
Total operating expenses		289,106	658,468		433,993	875,355	7,368,262

Other (income) expense:
Timber sales							(54,699)
Timber expense							14,554
Royalties and other income		(2)	(2)		(78)	(1,344)	(71,705)
Royalty expense		2,484	3,597			656	37,870
Contract income							23,725
Gain on sale of marketable equity security		(1,912)	(1,912)				(72,021)
Interest income		(103)	(437)		(5,883)	(9,445)	(46,879)
Interest expense		5,289	11,015			3,251	71,265
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense		5,756	12,261		(5,961)	(6,882)	(24,390)

Net loss		176,052	440,598		428,032	817,914	6,362,858

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security		(10,821)	(4,290)		171,444	293,904	(14,087)

Comprehensive loss		$165,231	$436,308		$599,476	$1,111,818	$6,348,771

Net loss per common share-basic	$	Nil	$0.01		$0.01	$0.02	$0.33

Weighted average common shares
outstanding-basic		37,506,523	37,347,938		36,112,686	34,825,639	19,460,858

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2009 and 2008,
And from Inception (July 18, 1996) through June 30, 2009

			From Inception
	June 30,		(July 18, 1996)
			through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(440,598)	$(817,914)	$(6,362,858)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	85,603	105,160	630,231
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale			(270,000)
Gain on sale of marketable equity securities	(1,912)		(72,021)
Common stock issued for:
Management and directors’ fees	145,698	38,700	920,735
Services and other	12,285	15,750	205,595
Exploration	7,500	14,540	91,771
Mineral property agreement			15,000
Change in:
Prepaid expense			(572)
Inventory	(41,680)	9,182	(140,772)
Miscellaneous receivable	5,516	(1,673)
Interest receivable	221	873	(103)
Contract drilling receivable	(61,043)		(61,043)
Other assets			(778)
Accounts payable	10,671	9,192	64,584
Accrued payroll and related payroll expenses	(28,102)	10,572	17,604
Accounts payable to related party	63,200		63,200
Interest payable	825		825
Accrued reclamation costs			20,300
Net cash used by operating activities	(241,816)	(615,618)	(4,836,080)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,392)	(45,986)	(1,084,248)
Purchase of mineral property			(17,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property		270,000	270,000
Purchase of reclamation bonds	(235)	(536)	(123,755)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities	2,112		73,190
Cash of acquired companies			38,269
Deferral of development costs		(157,947)	(759,209)
Net cash used by investing activities	(2,515)	65,531	(1,491,157)
Cash flows from financing activities:
Exercise of stock purchase warrants		1,740,000	2,537,600
Sales of common stock, net of issuance costs		950	4,226,576
Principal payments on capital lease	(18,005)	(19,378)	(174,837)
Principal payments on notes payable	(57,460)	(58,074)	(260,644)
Net cash provided (used) by financing activities	(75,465)	1,663,498	6,328,695
Net change in cash and cash equivalents	(319,796)	1,113,411	1,458
Cash and cash equivalents, beginning of period	321,254	271,473	0
Cash and cash equivalents, end of period	$1,458	$1,384,884	$1,458

Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$10,190	$17,929	$61,076
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment		$5,600	$50,365
Mineral properties			$315,300
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired			$482,634

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

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

3. Going Concern

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $6,362,858 through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from gold sales and by providing drilling services to Newmont on our joint venture.

4. Equity

Common Stock Issued for Cash, Goods, and Services

The Company issued 166,660 and 319,660 shares respectively of unregistered common stock to President Fred W. Brackebusch for management services rendered in the three and six month periods ending June 30, 2009. The shares were valued at $0.30 per share. The Company also issued 83,000 and 166,000 shares respectively of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered in the three and six month periods ending June 30, 2009. The shares were valued at $0.30 per share.

During the three and six month periods ended June 30, 2009, the Company issued 47,540 and 58,090 shares respectively of unregistered common stock to individuals for goods and services at fair value prices ranging from $0.20 to $0.30 per share.

During the three and six month periods ended June 30, 2009, the Company issued 25,000 and 37,500 shares respectively of unregistered common stock to individuals for exploration services. The shares were valued at $0.20.

5. Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value at June 30, 2009 and December 31, 2008, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at June 30, 2009 and December 31, 2008.

	Balance at March 31, 2009	Balance at December 31, 2008	Hierarchy Level
Investments in marketable equity securities	$ 20,418	$16,328	Level 1
Inventories	140,773	99,092	Level 2

6. New Accounting Pronouncement

Effective June 30, 2009, we adopted the provisions of FASB Staff Position (FSP) No. 107-1 and APB 28-1, issued to amend SFAS No. 107, Disclosures about Fair Value of Financial instruments. This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Adoption of this guidance is not expected to have a material impact on our financial statements.

Also on June 30, 2009 we adopted the provisions of FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

7. Mining Venture Agreements

Newmont Venture Agreement

The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011. During 2009 NJMC is providing drilling services on a per footage fee basis to Newmont for this project.

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

Plan of Operation

The Company’s strategy is to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on higher grade ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals. In addition, the sale or joint venture of mineral properties is used as a source of funds and to reduce exploration costs.

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. Newmont commenced drilling certain targets in the second quarter of 2009. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled 5 holes in 2008 which expanded the resource. When permitting is completed and exploration funds are available, the Company will continue in-fill drilling on the known resource and will drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, remnant mining was completed during the quarter and the mine was placed on care and maintenance until financing is available to complete development of reserves. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine but because of lack of working capital, it has been decided to not operate the mine in 2009. At the Coleman underground mine, no work is planned in 2009.

The Company commenced core drilling operations in the second quarter of 2009 at the Toboggan Project for Newmont.

The New Jersey mineral processing plant processed 607 dry tonnes during the second quarter. The plant operated on a regular schedule of 4 days per week, 10 hours per day, processing ore from the Golden Chest mine. The mill was idled during May 2009 except for the continued leaching and recovery of gold from concentrates which should be completed during the third quarter.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the second quarter of 2009 was $1,458, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance declined during the second quarter due to lack of sales and financing activities.

Results of Operations

Income earned during the Development Stage (Revenue) for the second quarter of 2009 was $118,810 including contract drilling income, gold sales were $52,338 as compared to $0 for the second quarter of 2008. Figure 2 shows a net loss for the second quarter of 2009 of $176,052 compared to $428,032 for the second quarter of 2008.

Gold production was 96 ounces in the second quarter of 2009 as compared to 7 ounces for the comparable period of 2008. Gold production for the remainder of 2009 is expected to decrease due to the lack of ore from the Golden Chest mine.

Ore mining operations at the Golden Chest mine ended in May 2009 when all known remnants were mined. If financing can be obtained, ramp access will be extended to the Idaho vein reserves. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available.

Ore production at the Silver Strand mine has been delayed indefinitely because of lack of working capital.

No capital expenditures are planned at the New Jersey mineral processing plant.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that all mines and the mineral processing plant will remain idle indefinitely.

The Company started to drill for Newmont at the Toboggan Project on a contract basis during the second quarter. It is expected that drilling will continue through the third quarter. Newmont currently pays for all exploration activities on the Toboggan Project.

For the remainder of 2009, the Company will continue to limit its discretionary exploration expenditures as well as its overhead expenses. With these reductions, the Company believes it will only need an estimated $200,000 to continue operations through the next six months.

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $6,362,858 through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Changes in Direct Production Costs

Direct production costs increased because milling activity was more consistent in the three month period ended June 30, 2009 compared to the comparable period last year. The increase was due to suspension of other activities and concentration on mining accessible remnants at the Golden Chest mine. Also, inventory increased for the period and the grade of the ore that was mined resulted in costs that exceeded the current sale price.

Changes in Management Costs

Management expenses increased for the three month period ending June 30, 2009 compared to the comparable period last year. The increase was due to increased production activities and salaries. 50% of management salary was paid in stock to help conserve available funds.

Changes in Exploration Costs

Exploration expenses decreased for the three month period ending June 30, 2009 compared to the comparable period last year. The decrease was due to a lack of discretionary funding being available.

Changes in General and Administrative Costs

General and administrative cost decreased for the three month periods ending June 30, 2009 compared to the comparable period last year. The Company decreased the number of its employees, and other costs were cut to conserve available funds.

Changes in Contract Drilling Income and Expense

Both contract drilling and expense increased because of the company’s drilling activities related to the Toboggan Project. This is the first year for these activities.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer who also serves as the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s President, Chief Executive Officer, and principal financial officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

Changes in internal control over financial reporting.

The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended June 30, 2009.

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

The Company issued 166,660 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered on June 30, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 83,000 shares of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered on June 30, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the second quarter the Company issued 31,540 shares of unregistered common stock at an average price of $0.22 to other accredited and sophisticated individuals for goods and services, 16,000 shares priced at $0.20 to certain hourly employees for service awards during the quarter, and 25,000 shares valued at $0.20 for exploration services during the quarter. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: August 14, 2009

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 14, 2009