Form 10-Q
period 2009-09-30
NEW JERSEY MINING CO
filed 2009-11-16
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated Filer ___.	Accelerated Filer ____.
Non-Accelerated Filer ___.	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

On November 3, 2009, 38,163,632 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
September 30, 2009 and December 31, 2008

ASSETS
	September 30, 2009	December 31, 2008

Current assets:
Cash and cash equivalents	$36,976	$321,254
Investment in marketable equity security at market
(cost-September 30-$6,331, December 31-$6,531)	23,742	16,328
Interest receivable	206	324
Miscellaneous receivable		5,516
Contract drilling receivable	48,073
Prepaid expense		572
Prepaid claim fees	25,538
Inventory	35,509	99,092
Total current assets	170,044	443,086

Property, plant, and equipment, net of accumulated depreciation	1,370,298	1,470,355
Mineral properties, net of accumulated amortization	1,393,466	1,398,334
Reclamation bonds	121,088	123,520
Total assets	$3,054,896	$3,435,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$54,950	$44,677
Note and interest payable, related party	70,048
Accrued payroll and related payroll expenses	15,588	45,706
Obligations under capital lease, current	9,761	26,665
Notes payable, current	137,610	114,534
Total current liabilities	287,957	231,582

Accrued reclamation costs	52,720	53,500
Obligations under capital lease, non-current	12,984	20,292
Notes payable, non-current	74,727	184,147

Total liabilities	428,388	489,521

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
September 30, 2009-38,143,132 and
December 31, 2008-37,160,392
shares issued and outstanding	9,137,308	8,858,237
Deficit accumulated during the development stage	(6,528,211)	(5,922,260)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	17,411	9,797
Total stockholders’ equity	2,626,508	2,945,774

Total liabilities and stockholders’ equity	$3,054,896	$3,435,295

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2009 and 2008,
And from Inception (July 18, 1996) through September 30, 2009

							From Inception
							(July 18, 1996)
		September 30, 2009			September 30, 2008		Through
		Three Months	Nine Months		Three Months	Nine Months	September 30, 2009
Income earned during the development stage:
Sales of gold		$98,512	$262,171	$		$50,559	$411,886
Sales of concentrate							601,168
Contract drilling income		94,659	161,131				161,131
		193,171	423,302			50,559	1,174,185

Cost and expenses:
Direct production costs		108,174	280,445		15,304	117,443	1,229,982
Management		94,597	281,668		73,683	207,882	1,561,651
Exploration		17,956	67,500		204,909	492,643	2,236,775
Contract drilling expense		48,224	76,386				76,386
Gain on sale of mineral property							(90,000)
Gain on default of mineral
property sale					(270,000)	(270,000)	(270,000)
Depreciation and amortization		22,932	108,536		49,766	154,926	653,163
General and administrative expenses		55,851	191,668		158,218	404,340	2,318,041
Total operating expenses		347,734	1,006,203		231,880	1,107,234	7,715,998

Other (income) expense:
Timber sales							(54,699)
Timber expense							14,554
Royalties and other income		(234)	(237)		(156)	(1,500)	(71,940)
Royalty expense		6,219	9,816		500	1,156	44,089
Contract income							(23,725)
Gain on sale of marketable equity security			(1,912)				(72,021)
Interest income		(111)	(548)		(4,526)	(13,971)	(46,990)
Interest expense		4,915	15,930			3,251	76,180
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense		10,789	23,049		(4,182)	(11,064)	(13,602)

Net loss		165,352	605,950		227,698	1,045,611	6,528,211

Other comprehensive income:
Unrealized (gain) loss on marketable
equity security		(3,324)	(7,614)		40,820	334,724	(17,411)

Comprehensive loss		$162,028	$598,336		$268,518	$1,380,335	$6,510,800

Net loss per common share-basic	$	Nil	$0.02		$0.01	$0.03	$0.33

Weighted average common shares
outstanding-basic		37,903,858	37,535,281		36,845,266	35,503,762	19,838,068

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2009 and 2008,
And from Inception (July 18, 1996) through September 30, 2009

			From Inception
	September 30,		(July 18, 1996)
			through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(605,950)	$(1,045,611)	$(6,528,211)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	108,536	154,926	653,164
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale		(270,000)	(270,000)
Gain on sale of marketable equity securities	(1,912)		(72,021)
Common stock issued for:
Management and directors’ fees	221,498	58,050	996,535
Services and other	16,323	25,500	209,633
Exploration	11,250	14,540	95,521
Mineral property agreement			15,000
Change in:
Prepaid expense	572
Prepaid claim fees	(25,538)		(25,538)
Inventory	63,583	(1,779)	(35,509)
Miscellaneous receivable	5,516	(5,730)
Interest receivable	118	469	(206)
Contract drilling receivable	(48,073)		(48,073)
Other assets			(778)
Accounts payable	10,274	16,851	64,188
Accrued payroll and related payroll expenses	(30,118)	19,909	15,588
Note and interest payable, related party	70,048		70,048
Accrued reclamation costs			20,300
Net cash used by operating activities	(203,873)	(1,032,875)	(4,798,137)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,392)	(100,991)	(1,084,248)
Purchase of mineral property			(17,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property		270,000	270,000
Redemption (purchase) of reclamation bonds	2,432	(286)	(121,088)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities	2,112		73,190
Cash of acquired companies			38,269
Deferral of development costs		(249,291)	(759,209)
Net cash provided (used) by investing activities	152	(80,568)	(1,488,490)
Cash flows from financing activities:
Exercise of stock purchase warrants		1,740,000	2,537,600
Sales of common stock, net of issuance costs	30,000	950	4,256,576
Principal payments on capital lease	(24,212)	(28,325)	(181,044)
Principal payments on notes payable	(86,345)	(88,000)	(289,529)
Net cash provided (used) by financing activities	(80,557)	1,624,625	6,323,603
Net change in cash and cash equivalents	(284,278)	511,182	36,976
Cash and cash equivalents, beginning of period	321,254	271,473	0
Cash and cash equivalents, end of period	$36,976	$782,655	$36,976

Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$14,482	$25,433	$65,368
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment		$5,600	$50,365
Mineral properties			$315,300
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired			$482,634

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
Notes to Financial Statements
(Unaudited)

1.	Basis of Presentation:

These unaudited interim financial statements have been prepared by the management of New Jersey Mining Company (“the Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company presents its financial statements in accordance with accounting guidance for development stage entities, as management believes that while the Company’s planned principal operations have commenced, the revenue generated from them is not sufficient to cover all corporate costs. Additional development of the Company’s properties is necessary before a transition is made to reporting as a production stage company.

Management of the Company has evaluated all events subsequent to the balance sheet date of September 30, 2009, through the date of filing this Form 10-Q with the SEC on November 13, 2009 and determined that there are no subsequent events that require recognition or disclosure in these financial statements.

2.	Description of Business

The Company was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mining resources in Idaho.

3.	Going Concern

As shown in the accompanying financial statements, the Company has minimal revenue, negative working capital at September 30, 2009, and incurred an accumulated deficit of $6,528,211 through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

4.	Line of Credit, Related Party

Throughout the second and third quarters of 2009 an unsecured line of credit with annual interest rates ranging from 1% to 5.25% and a maximum of $100,000 has been extended to the Company by President Fred Brackebusch for cash shortfalls. As of September 30, 2009 the balance was $70,048 which included $1,448 in interest and fees payable.

5.	Equity

Private Placement

In September of 2009 the Company initiated a private placement, each unit selling for $0.25 and consisting of one share of common stock and one warrant, exercisable at $0.40 until October of 2012. As of September 30, 2009, 120,000 units have been sold for net proceeds of $30,000.

Common Stock Issued for Cash, Goods, and Services

The Company issued 166,660 and 486,320 shares respectively of unregistered common stock to President Fred W. Brackebusch for management services rendered in the three and nine month periods ending September 30, 2009. The shares were valued at $0.30 per share. The Company also issued 86,000 and 252,200 shares respectively of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered in the three and nine month periods ending September 30, 2009. The shares were valued at $0.30 per share.

During the three and nine month periods ended September 30, 2009, the Company issued 16,330 and 74,420 shares respectively of unregistered common stock to individuals for goods and services at fair value prices ranging from $0.20 to $0.30 per share.

During the three and nine month periods ended September 30, 2009, the Company issued 12,500 and 50,000 shares respectively of unregistered common stock to individuals for exploration services. The shares were valued at fair value prices ranging from $0.20 to $0.30 per share.

6.	Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on a recurring basis at September 30, 2009 and December 31, 2008, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at September 30, 2009 and December 31, 2008.

	Balance at September 30, 2009	Balance at December 31, 2008	Hierarchy Level
Investments in marketable equity securities	$ 23,742	$16,328	Level 1
Inventories	35,509	99,092	Level 2

The Company has one nonfinancial liability that is accounted for at fair value on a non-recurring basis. Effective January 1, 2009, new asset retirement obligation layers are subject to fair value measurement accounting guidance. New layers added to our asset retirement obligations fall within Level 3 of the fair value hierarchy because the estimates of environmental remediation costs developed by management involve unobservable inputs. During the three month and nine month period ended September 30, 2009 we did not record a new asset retirement obligation layer.

7.	New Accounting Pronouncements

Effective January 1, 2009, we adopted provisions which enhance disclosure about an entity’s derivative and hedging activities without a material effect on our results of operations and financial position.

Effective January 1, 2009, we adopted provisions which establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary without a material effect on our results of operations and financial position.

Effective January 1, 2009, we adopted guidance changes for the method of accounting for assets acquired and liabilities assumed in a business combination without a material effect on our results of operations and financial position. These changes include:

  Acquisition costs are generally expensed as incurred;
  Non controlling interests are valued at fair value at the acquisition date;
  Acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non acquired contingencies;
  In-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally do affect income tax expense.

In April 2009, the FASB issued authoritative guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. This guidance became effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted this guidance without a material effect on its results of operations and financial position.

In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance without a material effect on its financial position or results of operations.

In April 2009, the FASB amended guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It is effective for interim reporting periods ending after June 15, 2009, and was adopted without a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued authoritative guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Guidance is provided relating to the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance became effective for the Company for interim or annual periods ending after June 15, 2009 and was adopted without a material effect on its financial position or results of operations.

In June 2009, the FASB issued an update which establishes the FASB Accounting Standards Codification™ (the

Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification became effective for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

8.	Mining Venture Agreements

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that appear to be related to alkaline magmatism and contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. Newmont commenced drilling certain targets in the second quarter of 2009 and continued drilling throughout the third quarter of 2009. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled 5 holes in 2008 which expanded the resource. When permitting is completed and exploration funds are available, the Company will continue in-fill drilling on the known resource and will drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, remnant mining was completed during the second quarter of 2009 and the mine was placed on care and maintenance until financing is available to complete development of reserves. The Company is discussing sale of a joint venture interest in the Golden Chest with multiple parties. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine but because of lack of working capital, it was decided to not operate the mine in 2009. At the Coleman underground mine, no work is planned in 2009.

The Company commenced core drilling operations in the second quarter of 2009 at the Toboggan Project for Newmont and continued drilling throughout the third quarter of 2009.

The New Jersey mineral processing plant was idled during May 2009 except that leaching and recovery of gold from concentrates continued during the third quarter.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter of 2009 was $36,976, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased slightly during the third quarter due to increased revenue from contract drilling.

Results of Operations
Income earned during the Development Stage (Revenue) for the third quarter of 2009 was $193,171 including contract drilling income, gold sales were $98,512 as compared to $0 for the third quarter of 2008. Figure 2 shows a net loss for the third quarter of 2009 of $165,352 compared to $227,698 for the third quarter of 2008.

Gold production was 0 ounces in the third quarter of 2009 as compared to 20 ounces for the comparable period of 2008. No gold production is planned for the remainder of 2009 due to the lack of ore from the Golden Chest mine.

Ore mining operations at the Golden Chest mine ended in May 2009 when all known remnants were mined. If financing can be obtained, ramp access will be extended to the Idaho vein ore reserve block. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available that grade 5 grams/tonne gold.

Ore production at the Silver Strand mine has been delayed indefinitely because of lack of working capital. The Company is also seeking a joint venture partner at the Silver Strand.

No capital expenditures are planned at the New Jersey mineral processing plant.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that all mines and the mineral processing plant will remain idle for the remainder of 2009. The Company started to drill for Newmont at the Toboggan Project on a contract basis during the second quarter and continued through the third quarter. Newmont currently pays for all exploration activities on the Toboggan Project.

For the remainder of 2009, the Company will continue to limit its discretionary exploration expenditures as well as its overhead expenses. With these reductions, the Company believes it will only need an estimated $100,000 to continue operations through the next three months. Near the end of the third quarter, a private placement was commenced.

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $6,528,211 through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Changes in Direct Production Costs
Direct production costs increased for the three month period ending September 30, 2009 compared to the comparable period last year because of increased sales of gold and other precious metals.

Changes in Management Costs
Management expenses increased for the three month period ending September 30, 2009 compared to the comparable period last year. Although management compensation has increased, over 80% was paid in common stock to help conserve available cash funds.

Changes in Exploration Costs
Exploration expenses decreased for the three month period ending September 30, 2009 compared to the comparable period last year. The decrease was due to a lack of discretionary funding being available.

Changes in General and Administrative Costs
General and administrative cost decreased for the three month periods ending September 30, 2009 compared to the comparable period last year. The Company decreased the number of its employees, and other costs were cut to conserve available funds.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended September 30, 2009.

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

During the third quarter of 2009 the Company issued 120,000 shares of unregistered common stock for net proceeds of $30,000 to certain accredited and sophisticated individuals in connection with a private placement. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

The Company issued 166,660 shares of unregistered common stock to President Fred W. Brackebusch for management services rendered on September 30, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 86,000 shares of unregistered common stock to Vice President Grant A. Brackebusch for management services rendered on September 30, 2009. The shares were valued at a price of $0.30 per share. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the third quarter the Company issued 8,330 shares of unregistered common stock at an average price of $0.24 to other accredited and sophisticated individuals for goods and services, 8,000 shares priced at $0.25 to certain hourly employees for service awards during the quarter, and 12,500 shares valued at $0.30 for exploration services during the quarter. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: November 13, 2009

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 13, 2009