Form 10-K
period 2009-12-31
NEW JERSEY MINING CO
filed 2010-03-29
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2009 was $6,657,000.

On March 10, 2010 there were 41,958,262 shares of the registrant’s Common Stock outstanding.

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

BUSINESS OF THE COMPANY

General Description of the Business
The Company is involved in exploring for and developing gold, silver, and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Niagara copper silver-deposit, the, Golden Chest mine the New Jersey mine, the Silver Strand mine, the Toboggan exploration project, and several other exploration prospects. The Company owns a 100 tonne-per-day mineral processing facility (mill) in Kellogg, Idaho.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. Our mineral processing plant has processed ore and other mineralized material from the Golden Chest, New Jersey, and Silver Strand properties for the past five years. Our strategy is to produce some income from these properties while we explore them at depth with core drilling, and by driving ramps or drifts to and along the mineralized structures. We can then mine and process any economic material to help offset our exploration costs. Feed for the mill in 2009 was from small blocks of accessible ore at the Golden Chest mine until the mine and mill were placed on standby on May 15, 2009.

We also conduct exploratory diamond drilling and grassroots exploration in the area. Our mining operations do not provide enough income to fund our exploration, development activities, and corporate overhead so it is necessary for the Company to raise funds through the sale of common stock in private placements to qualified investors or through the sale of joint venture interests in our properties. Therefore, our exploration and development plans and resulting schedules are dependent on our ability to raise funds. If we cannot raise funds our exploration programs may be deferred or delayed.

Competitive Business Conditions
The Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. Economic conditions resulting from the depressed stock market of late 2008 and early 2009 made it difficult for the Company for raise the funding necessary to complete its development program at the Golden Chest. Since the Company could not raise the money necessary to finish its ramp to known ore reserves at the Golden Chest, it suspended activity at the Golden Chest and the New Jersey mill. This resulted in the Company laying off seven employees in 2009. Market conditions have improved in early 2010 and the Company has been able to secure the financing necessary to begin gold and silver production from its Silver Strand mine in mid 2010.

We also compete with other mining companies for exploration properties especially for gold properties. In the past year, there have been at least three companies (Hecla Mining Co., U.S. Silver Corp. and Golden Eagle Mining Co.) that have staked lode claims near the Company’s Toboggan Project which is a gold exploration joint venture with Newmont Mining Corporation.

The Company also competes for skilled labor within the mining industry; however, due to the lack of financing in 2009 the Company did not find it necessary to hire employees.

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

Effect of Existing or Probable Governmental Regulations on the Business
All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that most affect operations are related to surface water quality and access to public lands. An approved plan of operations (“POO”) and a financial bond are usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (“BLM”) or United States Forest Service (“USFS”).

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

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ending December 31, 2009 and 2008, we have spent $80,733 and $570,549, respectively, on exploration activities.

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

As an example, the Company submitted a POO to the USFS in April 2003 for a seasonal, underground mining operation at the Silver Strand mine. The USFS conducted an Environmental Assessment (“EA”) of the plan and requested public comments on the EA in September 2004. In June 2005, the USFS issued a final Decision Notice and Finding of No Significant Impact which essentially approved the Company’s POO, but with 26 stipulations. The stipulations cover various aspects of the plan including, but not limited to, the operating season, public access through the site, water quality monitoring, development rock monitoring, slope stability monitoring, and reclamation standards. In August 2006, both the USFS and the Company signed the final operating plan or Decision Notice. The Company posted a reclamation bond of $119,725 in June of 2007 to begin operations at the Silver Strand. An additional bond of $32,075 is due once haulage of ore from the mine commences which gives a total bond of $151,800 for the planned project. Permit compliance activities at the Silver Strand are expected to cost about $3,500 per year.

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

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $133 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $20,600.

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

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is 7 including President Fred Brackebusch, Vice President Grant Brackebusch and Secretary Tina Brackebusch. Tina Brackebusch works part-time for the Company.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2010. The annual report will contain audited financial statements. The Company may also rely on the Internet in the future to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10-KSB and 10K reports, quarterly 10-QSB and 10-Q reports, and occasional 8-K reports since that time.

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

ITEM 2.

DESCRIPTION OF PROPERTIES

NEW JERSEY MINING COMPANY
PROJECT LOCATIONS
SILVER BUTTON
TROY
AREA OF DETAILED MAP
KEY:
- NEW JERSEY PROPERTIES
- TOWN OR CITY
SEATTLE
SPOKANE
WASHINGTON
MONTANA
PORTLAND
OREGON
IDAHO
MONTANA
IDAHO
COEUR D'ALENE RIVER
SILVER STRAND
TOBBOGAN PROJECT
COPPER CAMP
NIAGARA
COEUR D'ALENE
90
MURRAY
GOLDEN CHEST
GIANT LEDGE
NEW JERSEY
KELLOGG
MULLAN
WALLACE
WASHINGTON
IDAHO
N
MILES
0
5
0
8
KILOMETERS

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

Mineral Leases
A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The lease provides for royalties of 5% of net sales of ores or concentrates less transportation also known as a Net Smelter Return (“NSR”). Additional royalties of 1% to 5% are due, if the gold price exceeds $717 per ounce as of December 31, 2009. This additional royalty gold price is indexed to the Consumer Price Index (“CPI”) with the December 1988 CPI as the base. Also, annual advance royalties totaling $500 per year are required under the lease. The advance royalties are accumulated and will be credited against the royalty obligations.

A second mineral lease, known as the Grenfel lease, with Mine Systems Design, Inc. (MSD) covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous.

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

Present Condition and Work Completed on the Property
A 100 tonne per day flotation mill has been built and commissioned on the New Jersey mine property. A six foot by six foot ball mill is used to grind crushed ore. The crushing plant and grinding circuit were built in 1996, and the flotation circuit was built in 2004. Construction of a Concentrate Leach Plant “CLP” was started in mid-2006, and was completed in November of 2007. The CLP plant uses cyanidation and direct electro-winning to produce a gold-silver dore’ from gold-bearing pyrite concentrates. Based on leach cycles for the Golden Chest pyrite concentrate, the capacity of the leach plant is about 10 tonnes per day.

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

In 2008, the Company completed an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 84 meters of drifting were completed with 20 meters of that on the vein before it was displaced by a fault. The remainder of the drifting was in waste material and was directed at finding the down-dip projection of the vein found by DDH02-2. The vein was not found, but a diamond drill station was established to allow for underground drilling to probe for the vein. A total of 725 dry tonnes were mined from the Coleman vein drifting and processed through the New Jersey mill in 2008. No exploration or development work was completed by the Company in 2009.

As of December 31, 2009, the Company had a capital cost of $1,119,372 associated with the mineral processing plant and a capitalized development plus investment cost of $604,792 associated with the mine.

Exploration Plans
The Company plans to start a raise on a portion of the Coleman vein where high-grade gold mineralization was found and complete exploration drifting to the north. Drifting on the vein started in early March of 2010.

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

The reserve tonnage is diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve block. The ounces stated in the above table are contained ounces. The cutoff grade used was 1.5 grams/tonne gold. The cutoff grade is based on historical costs of underground mining on the Coleman vein with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $27.22/gram ($846.57/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

SILVER STRAND MINE

Location
The Silver Strand mine is an underground mine located in Kootenai County, Idaho, about 20 kilometers east-northeast of Coeur d'Alene, Idaho. It is situated on Lone Cabin Creek, a tributary of Burnt Cabin Creek and of the Little North Fork Coeur d'Alene River. Primary access is from Coeur d'Alene via paved and dirt roads from Fernan Lake to Lone Cabin Creek.

Mineral Property
The Company's Silver Strand mine consists of fifteen unpatented lode claims wholly owned by the Company. The claims are on public lands administered by the U.S. Forest Service. The claims were acquired from Trend Mining Company pursuant to a purchase agreement dated July 14, 2000. Mine Systems Design, Inc. assumed Trend’s royalty on the Silver Strand claims in July 2001. The royalty is a 1.5% NSR capped at $50,000 after which the NSR royalty decreases to 0.5%.

History
The Silver Strand deposit was discovered during nearby logging activity during the 1960's and mined during the 1970's and 1980's for siliceous smelter flux. Production was 13,752 tons grading 0.093 ounces per ton gold (3.19 gpt), 9.6 ounces per ton silver (329 gpt) and 87.1% silica. The mining operation was shut down when the ASARCO Tacoma smelter closed in the early 1980's. Previous owner/operators include Silver Strand Mining Company, Silver Trend Mining Company, and Trend Mining Company. Mine Systems Design, Inc. (MSD) had an exploration agreement with Silver Trend Mining Company that was terminated in 1997. During the term of that lease, MSD made an agreement with U.S. Bureau of Mines (USBM), Spokane Research Center to conduct a mining research project at the Silver Strand mine. The USBM monitored water quality and flows from the mine, maintained the underground openings, and conducted some diamond drilling.

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

In May of 2007, the Company posted a reclamation bond of $119,725 in order to begin work at the Silver Strand. An additional bond of $32,075 is due once haulage of ore to the New Jersey mill starts which gives a total bond of $151,800 for the planned project. Work completed at the Silver Strand in 2008 included the completion of the new No. 3 portal. In 2009 no work was completed except for required environmental monitoring. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site, and electrical energy requirements are satisfied with an on-site generator.

As of December 31, 2009, the Company had a capitalized development plus investment cost of $152,576 associated with the Silver Strand mine.

Exploration and Development Plans
The Company plans to mobilize to the Silver Strand in May of 2010 and begin mining ore about 30 days after mobilization is complete. Mining activities are limited from May 1st until October 31st according to the permit. Usual environmental compliance activities such as water monitoring will also take place.

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

Reserves
Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold and a minimum mining width of 1.5 meters. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with flotation and recovering 75% of the silver and gold. Silver and gold prices used are based upon a three year average or $0.46/gram ($14.35/troy ounce) and $27.22/gram ($846.57/troy ounce), respectively.

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

Mineral Lease
On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasibility study on an open pit resource drilled by Newmont Exploration Limited (“NEL”) and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the Leased Premises. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the CPI using June 2003 (CPI=183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty

Price of Gold, $ / Troy Ounce (using December 2008 CPI-U)	Additional NSR Royalty
< $470	None
$470 to $529	1.0%
$529 to $588	1.5%
$588 to $647	2.0%
> $647	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production. Production to date under the Mining Lease Agreement has been 1,465 ounces of gold.

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

Present Condition and Work Completed on the Property
The Company started work on the property in 2004. A ramp 440 meters in length connecting the surface to the historic No. 3 level, known as the North Ramp, was completed in the fourth quarter of 2008. The Company has constructed a development rock storage site, a shop building, improved the access road, and installed electrical power to the site during the term of its lease. Currently, the mine is on standby as the Company searches for financing to complete the development of a ramp to access ore reserves on the Idaho vein.

For each year from 2004 through 2008, the Company completed an exploration core drilling program on the Golden Chest property. A total of 3,415 meters of core drilling has been completed from the surface. The majority of these holes have been targeted at extending the Idaho vein below the No. 3 level which is the deepest level in the Idaho vein area. This drilling has been successful in extending the Idaho vein at depth. As an example, DDH04-06 intercepted 17.5 meters of quartz veining that assayed 4.83 gpt gold and included a higher grade section of 5.8 meters that assayed 10.13 gpt gold. Based on this intercept and several others, a section of the Idaho vein was converted to proven and probable reserves.

The Company completed studies in 2004 on a potentially open pitable resource drilled by Newmont in the 1980’s. Handbook and scaled costs were used in conjunction with current gold prices and three-year average prices. It was concluded that the open pit resource would not be feasible as a stand-alone project and does not meet the SEC Guide 7 requirements for reserves. Therefore, exploration at the Golden Chest will be directed toward developing resources on the Idaho vein for a larger scale underground mine.

As of December 31, 2009, the Company had a capitalized development plus investment cost of $644,393 associated with the Golden Chest mine.

Exploration and Development Plans
After the connection of the North Ramp to the historic No. 3 level was completed, the Company inspected and surveyed the No. 3 level to where it intersects the Idaho vein. Based on this new information, the Company revised its plan to access the ore reserve block on the Idaho vein which includes driving a new adit from the surface. This new adit would be driven a distance of about 400 meters with an estimated cost of $700,000 and would require about six months to complete. The new adit would provide access to the Idaho vein ore reserve block as well as a connection with the North Ramp which would improve ventilation and provide a secondary escape-way. The Company will not be able to complete the new adit until it raises sufficient capital through an equity offering, the sale of a joint venture interest, or other financing method.

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

The reserves were calculated using estimated costs and operating parameters of a 100 tonne-per-day underground mining and mineral processing operation. The estimated costs are based on the Company’s actual costs of mining and processing ore from the Golden Chest. Overall metallurgical recovery of gold is expected to be 92% based on the Company’s experience at the New Jersey mill and CLP. Gold prices used are based upon a three year average or $27.22/gram ($846.57/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	242,058	5.10	39,694

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

Mineral Agreement
The Company signed an exploration agreement with Revett Metals Associates (“RMA”) in December 2006. The exploration agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3%.

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

Also during 2008, the Company staked claims over an area of gold-telluride mineralization near the Niagara deposit and known as the Progress prospect. Soil sampling indicates a gold anomaly 80 meters wide and 350 meters long. A series of old prospect trenches and adits were found and sampled. No work was completed at the Niagara in 2009.

Exploration and Development Plans
The Company has submitted a POO to the USFS for a core drilling program at the Progress gold prospect. The POO is scheduled for approval by the USFS in May of 2010, but the timing of the drilling will be dependent on the Company’s ability to raise funds.

As of December 31, 2009, the Company had an investment cost of $42,000 associated with the Niagara project.

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

Location
The Toboggan project is an exploration property without known ore reserves. The Toboggan project is a joint venture with Newmont North American Exploration Limited, a subsidiary of Newmont Mining Corporation (NYSE: NEM), exploring for gold deposits within a 38 square mile area north of Murray, Idaho. The project consists of 414 unpatented lode claims covering an area of approximately 8,000 acres in and near the East Fork of Eagle Creek drainage. The Toboggan project consists of the following prospects: Gold Butte, Mineral Ridge, Golden Reward, Progress South, and Independence. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

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

Present Condition and Work Completed on the Property
During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included the staking of additional claims significantly increasing the area of the joint venture, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at the Gold Butte, and an airborne geophysical survey over the entire joint venture area. During 2009, Newmont completed a core drilling program that consisted of six holes for a total of 1,359 meters. Two holes were drilled at each of the following prospects: Mineral Ridge, Golden Reward and Gold Butte. The best gold intercept drilled was at the Gold Butte where a pyritic quartz vein was found at 24.0 meters below the surface that assayed 2.5 gpt gold over 4.0 meters including a higher grade section that assayed 7.15 gpt gold over 1.0 meter. Thick intercepts of anomalous, but low-grade gold mineralization were drilled at the Mineral Ridge and the Golden Reward prospects. Newmont also completed geologic mapping, surface rock sampling, soil sampling, and additional claim staking.

As of the date of this report, Newmont has spent approximately $1.25 million on the project and is required by the agreement to spend another $0.75 million by March 20, 2011, to earn a 51% interest in the project.

Exploration and Development Plans
Newmont has an exploration program planned for 2010 that includes core drilling and reverse circulation drilling at various prospects in the Toboggan project. Plans also call for geologic mapping, rock sampling, and soil sampling.

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

Present Condition and Work Completed on the Property
NJMC was able to procure the core from Sunshine’s drilling program, and the core was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey. Results of the soil sampling show a 600 meter diameter gold anomaly and the magnetometer survey shows a magnetic low coincident with the gold anomaly. No work was completed at the Giant Ledge property in 2009.

Exploration and Development Plans
If sufficient funds are available, the Company will perform a ground-based geophysical survey utilizing induced polarization (IP).

MAC PROSPECT

The Mac prospect is an exploration project without known ore reserves. It lies about three kilometers northwest of Murray, Idaho and is accessed by USFS dirt roads. No electrical power is present at the site. The Company’s land position at the Mac Prospect consists of 32 wholly owned unpatented lode claims covering an area of 528 acres. The Mac is a gold exploration project hosted within the rocks of the Prichard formation and geochemical analysis of the gold mineralization indicates anomalous levels of tellurium similar to prospects within the Toboggan Joint Venture. Historic placer and underground mining has taken place on the property, although it is not well documented. Work completed by the Company in 2008 included claim staking, soil sampling, geologic mapping and rock sampling. No work was completed on the Mac prospect in 2009. Exploration plans are dependent on the Company’s ability to raise funds, but may include more soil sampling and geologic analysis to define core drilling targets.

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

The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structurally controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver. The Company has submitted a POO to the USFS for a core drilling program at Copper Camp. Approval of the POO is expected in 2010. The timing of drilling will be dependent on the Company’s ability to secure adequate funding. An additional 13 unpatented lode claims were also staked increasing the property area to about 440 acres. No work was completed on the Copper Camp prospect in 2009.

WISCONSIN-TEDDY PROSPECT

Summary
The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the BLM. The project is a base metal exploration project in the Prichard Formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems: a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2010.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A POO for a helicopter-mobilized core-drilling program has been submitted to the USFS. Modifications to the POO were made after meeting with the USFS in June of 2005. A site visit was made with USFS personnel in 2006, but the USFS has yet to indicate if or when the POO will be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the receipt of a permit from the USFS. As of December 31, 2009, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently a plaintiff along with Shoshone County, Idaho, and George E. Stephenson in a complaint against the USA, Secretary of the Department of Agriculture, Chief of the Forest Service, etc., for Declaratory Judgment and Quiet Title regarding a public right-of-way for the East Fork of Eagle Creek Road near Murray, Idaho. The complaint was filed on October 5, 2009 in the United States District Court, District of Idaho. The plaintiffs are bringing the action to adjudicate/declare under the Quiet Title Act, and under the Declaratory Judgment Act that the East Fork Eagle Creek Road is a public road as it crosses the lands owned by the USA in accordance with R.S. 2477.

ITEM 4.

(REMOVED AND RESERVED)

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

Year Ending December 31, 2009	High Bid	Low Bid
First Quarter	$0.37	$0.18
Second Quarter	$0.35	$0.18
Third Quarter	$0.32	$0.19
Fourth Quarter	$0.34	$0.19
Year Ending December 31, 2008	High Bid	Low Bid
First Quarter	$0.72	$0.45
Second Quarter	$0.50	$0.33
Third Quarter	$0.51	$0.25
Fourth Quarter	$0.36	$0.13

Shareholders
As of March 10, 2010 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. However, in April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. In January of 2009, the Board of Directors approved a compensation plan for Vice President Grant Brackebusch, that awarded him with restricted common stock for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board. Additionally, in 2009, both Fred W. Brackebusch and Grant Brackebusch have been compensated with shares in lieu of cash for some of their base salaries as well to conserve limited cash. Also, the Company has issued 2,000 shares to each employee, excluding management and directors, three times per year after one year of service has been achieved. During the years ended December 31, 2009 and 2008, the Company issued 651,320 and 198,700 shares, respectively, of its restricted common stock valued at $195,398 and $72,000, respectively, to Fred Brackebusch for management services. In 2009 the Company issued 338,000 shares of its restricted common stock valued at $101,400 to Grant Brackebusch for management services.

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Bulletin Board.

Recent Sales of Unregistered Securities
For the year ending December 31, 2009, the Company issued 1,386,840 shares of restricted common stock for management and director’s fees, equipment, services, exploration, and mining lease payments. A value of $392,646 (for an average value of $0.28 per share) was assigned to these fees, services, and equipment. See the statement of shareholder’s equity for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Cautionary Statement about Forward-Looking Statements
This Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

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

Plan of Operation
The Company is executing its strategy to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The financial strategy is to generate cash from these operations to pay for corporate expenses and to provide additional funds for exploration, thus reducing the need to raise funds through financing activities including sale of common stock. The strategy includes finding and developing ore reserves in order to increase production of gold, silver, and base metals. In addition, the sale or joint venture of mineral properties is used as a source of funds and to reduce exploration costs.

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. During 2009 Newmont completed a drilling program, and also conducted soil sampling surveys and geological mapping. Newmont has made plans for additional drilling of certain targets in 2010. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. The Company will continue in-fill drilling on the known resource and is planning to drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, during 2009, all of the accessible ore pillar remnants were mined but further work on the development ramp to access reserves will have to await financing. During the year, joint venture opportunities were evaluated and toward the end of the year a letter of intent was signed with a potential joint venture party, but a definitive agreement has not been signed to date. The Company will continue to search for joint venture opportunities in order to acquire funding to develop the reserves at the Golden Chest mine. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine in May 2010. At the Coleman underground mine, it is planned to drive a raise on the vein starting in the first quarter of 2010 to establish whether reserves can be calculated on the deeper parts of the Coleman vein.

The Company conducted core drilling operations at the Toboggan Project for Newmont under a service agreement and plans to continue such drilling in 2010.

The New Jersey mineral processing plant processed 1,469 tonnes during 2009. The plant operated on a regular schedule of 4 days per week, 10 hours per day, processing ore from the Golden Chest mine until May 2009 when ore was depleted. Plans for 2010 include milling development rock from the Coleman and milling ore from the Silver Strand mine when it becomes available, probably in the third quarter of 2010.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the year was $34,087, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance declined during the year from $321,254 at the beginning of the year to a relatively minimal balance for most of the year due to lack of financing activities.

Results of Operations
Income Earned during the Development Stage (Revenue) for 2009 was $450,883 as compared to $74,284 for 2008. Revenue was higher in 2009 due to increased sales of gold and contract drilling on the Toboggan Project. Figure 2 shows a net loss for 2009 of $850,786 compared to $1,423,829 for 2008. The net loss for 2009 was less than 2008 because of higher revenue and lower exploration and G & A costs.

Gold production was 230 ounces in 2009 as compared to 96 ounces for 2008. Gold production for the 2010 is expected to increase due to plans for production from the Coleman and Silver Strand mines.

Ore mining operations at the Golden Chest mine ended in May 2009 when all accessible remnants were mined. If financing can be obtained, ramp access will be extended to the Idaho vein reserves. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available. There are no plans in 2010 to commence ramp development unless a joint venture partner can be arranged.

Development rock from a raise at the Coleman mine will be available for milling late in the first quarter of 2010.

Ore production is planned at the Silver Strand mine in the second quarter of 2010. Production could commence in 30 days after mobilization in May 2010, depending on weather. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No major capital expenditures are planned at the New Jersey mineral processing plant.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that work will be done at the Coleman and Silver Strand mines in 2010 and that the mineral processing plant will be started in the first quarter of 2010 and operate the remainder of the year.

The Company raised approximately $500,000 with a private placement in the first quarter of 2010 and has prepared a detailed plan of operations for 2010 assuming no additional funds are produced by financing efforts. This detailed plan includes operation of the Coleman and Silver Strand mines as well as the mineral processing plant for the remainder of 2010. Plans have been made for the Company to drill for Newmont at the Toboggan Project on a contract basis during the summer season, and a Service Contract has been signed. Newmont currently pays for all exploration activities on the Toboggan Project. We expect to receive cash flow from the gold and silver sales and by providing drilling services to Newmont on our joint venture (see note 8. Mining Venture Agreements–Newmont Venture Agreement).

Changes in Direct Production Costs
Direct production costs, increased from 2008 to 2009 due to increased production in the first two quarters of 2009 at the Golden Chest property

Changes in management costs
Although management costs increased in 2009 over 2008, 80% was paid in common stock to help conserve available cash funds.

Changes in Exploration costs
Exploration costs decreased in 2009 versus 2008 due to a lack of discretionary funding being available.

Changes in General and Administrative Costs
General and administrative costs decreased from 2008 to 2009 due to a lack of discretionary funding and reduced activities in the third and fourth quarters.

Changes in Contract Income and Expense
Contract drilling income and expense increased because this was the first year of drilling done on contract for Newmont for the Toboggan Project.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington
March 15, 2010

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Balance Sheets, December 31, 2009 and 2008	21

Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008 and from the date of inception on July 18, 1996 through December 31, 2009 (Unaudited)	22

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008 and for the period from inception on July 18, 1996 through December 31, 2009 (Unaudited)	23-25

Statements of Cash Flows for the years ended December 31, 2009 and 2008 and from the date of inception on July 18, 1996 through December 31, 2009 (Unaudited)	26

Notes to Financial Statements	27-35

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2009 and 2008

ASSETS
	2009	2008
Current assets:
Cash and cash equivalents	$34,087	$321,254
Investment in marketable equity security at market (cost-2009-$3,868, 2008-$6,531)	21,665	16,328
Interest receivable	309	324
Miscellaneous receivable	919	5,516
Prepaid expense		572
Prepaid claim fees	18,573
Inventory	1,833	99,092
Total current assets	77,386	443,086

Property, plant and equipment, net of accumulated depreciation	1,353,369	1,470,355
Mineral properties, net of accumulated amortization	1,407,959	1,398,334
Reclamation bonds	121,088	123,520
Total assets	$2,959,802	$3,435,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,858	$44,677
Note and interest payable, related party	72,107
Accrued payroll and related payroll expenses	7,160	45,706
Deposit received on sale of mineral property (Note 7)	50,000
Obligations under capital lease-current portion	9,894	26,665
Notes payable-current portion	134,689	114,534
Total current liabilities	336,708	231,582

Asset retirement obligation	25,913	53,500
Obligations under capital lease-non-current	10,398	20,292
Notes payable-non-current	56,650	184,147
Total non-current liabilities	92,961	257,939

Total liabilities	429,669	489,521

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; 2009-38,685,232 and 2008 -37,160,392 shares issued and outstanding	9,285,383	8,858,237
Deficit accumulated during the development stage	(6,773,046)	(5,922,260)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	17,796	9,797
Total stockholders’ equity	2,530,133	2,945,774

Total liabilities and stockholders’ equity	$2,959,802	$3,435,295

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2009 and 2008,
And from Inception (July 18, 1996) through December 31, 2009

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2009
	2009	2008	(Unaudited)
Income earned during the development stage:
Sales of gold	$275,997	$50,559	$425,712
Sales of concentrate			601,168
Drilling and exploration contract income	174,886	23,725	198,611
	450,883	74,284	1,225,491

Costs and expenses:
Direct production costs	317,664	184,163	1,267,201
Drilling and exploration contract expense	88,686		88,686
Management	416,048	304,668	1,696,031
Exploration	80,733	570,549	2,250,007
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale		(270,000)	(270,000)
Depreciation and amortization	125,465	204,284	670,093
General and administrative expenses	265,186	517,413	2,391,558
Total operating expenses	1,293,782	1,511,077	8,003,576

Other (income) expense:
Timber sales			(54,699)
Timber expense			14,554
Royalties and other income	(373)	(1,500)	(72,076)
Royalties expense	9,816	656	44,089
Gain on sale of marketable equity security	(22,160)		(92,269)
Interest income	(651)	(15,371)	(47,093)
Interest expense	21,255	3,251	81,505
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	7,887	(12,964)	(5,039)

Net loss	850,786	1,423,829	6,773,046

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security	(7,999)	375,544	(17,796)

Comprehensive loss	$842,787	$1,799,373	$6,755,250

Net loss per common share-basic	$0.02	$0.04	$0.34

Weighted average common shares outstanding-basic	37,745,957	35,871,521	20,173,340

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2008, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2009 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2008, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2009 (unaudited)

				Accum. Other		Total
	Common Stock		Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Deficit	Income	Stock	Equity
Balance, December 31, 2002	18,583,919	1,365,418	(161,247)		(136,300)	1,067,871
Issuance of common stock for:
Exercise of stock purchase warrants	810,000	200,750				200,750
Cash, net of issuance costs	795,000	318,000				318,000
Management and directors’ fees	381,200	144,326				144,326
Equipment	5,000	3,000				3,000
Services	21,915	7,262				7,262
Exploration lease	20,000	8,000				8,000
Treasury stock cancelled	(1,947,144)	(136,300)			136,300
Net loss			(379,274)			(379,274)
Balance, December 31, 2003	18,669,890	1,910,456	(540,521)		0	1,369,935
Issuance of common stock for:
Exercise of stock purchase warrants	1,437,500	398,750				398,750
Cash	1,184,550	511,440				511,440
Management and directors’ fees	153,460	102,273				102,273
Equipment	28,650	16,476				16,476
Services	26,750	14,550				14,550
Exploration lease	20,000	12,000				12,000
Net loss			(922,555)			(922,555)
Balance, December 31, 2004	21,520,800	2,965,945	(1,463,076)		0	1,502,869
Issuance of common stock for:
Cash	309,100	125,000				125,000
Exercise of stock purchase warrants	195,250	78,100				78,100
Management and directors’ fees	334,275	132,725				132,725
Services	82,170	37,826				37,826
Exploration and lease	149,400	74,321				74,321
Equipment	11,500	4,700				4,700
Value of shares issued in prior years		24,050				24,050
Net loss			(590,485)			(590,485)
Balance, December 31, 2005	22,602,495	3,442,667	(2,053,561)		0	1,389,106
Issuance of common stock for:
Cash	4,521,250	1,368,500				1,368,500
Management and directors’ fees	236,480	127,063				127,063
Services	162,860	56,137				56,137
Exploration	10,000	5,750				5,750
Lease	30,000	15,000				15,000
Equipment	23,400	12,200				12,200
Unrealized gain in marketable equity security				911,250		911,250
Net loss			(991,602)			(991,602)
Balance, December 31, 2006	27,586,485	5,027,317	(3,045,163)	911,250	0	2,893,404

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2008, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2009 (unaudited)

				Accum. Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)$	$911,250	$2,893,404
Issuance of common stock for:
Cash	4,014,761	1,533,319			1,533,319
Exercise of warrants	200,000	120,000			120,000
Management and directors fees	274,386	142,500			142,500
Services	52,104	27,157			27,157
Exploration	52,200	32,560			32,560
Mineral property agreement	60,000	30,000			30,000
Property, plant and equipment	20,756	10,239			10,239
Accounts payable	30,500	12,205			12,205
Unrealized gain (loss) in marketable equity security				(525,909)	(525,909)
Net loss			(1,453,268)		(1,453,268)
Balance, December 31, 2007	32,291,192	6,935,297	(4,498,431)	385,341	2,822,207
Issuance of common stock for:
Cash	2,400	950			950
Exercise of warrants	4,350,000	1,740,000			1,740,000
Management and directors fees	318,700	108,000			108,000
Services	74,000	32,000			32,000
Exploration	35,100	15,390			15,390
Mineral property agreement	75,000	21,000			21,000
Property, plant and equipment	14,000	5,600			5,600
Unrealized gain (loss) in marketable equity security				(375,544)	(375,544)
Net loss			(1,423,829)		(1,423,829)
Balance December 31, 2008	37,160,392	8,858,237	(5,922,260)	9,797	2,945,774
Issuance of common stock for:
Cash	138,000	34,500			34,500
Management and directors fees	1,139,320	334,298			334,298
Services	125,520	29,098			29,098
Exploration	50,000	11,250			11,250
Mineral property agreement	72,000	18,000			18,000
Unrealized gain (loss) in marketable equity security				7,999	7,999
Net loss			(850,786)		(850,786)
Balance, December 31, 2009	38,685,232	$9,285,383	$(6,773.046)	$17,796	$2,530,133

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008,
And from Inception (July 18, 1996) through December 31, 2009

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		through
			December 31, 2009
	2009	2008	(Unaudited)
Cash flows from operating activities:
Net loss	$(850,786)	$(1,423,829)	$(6,773,046)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	125,465	204,284	670,093
Write-off of equipment			11,272
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale		(270,000)	(270,000)
Gain on sale of marketable equity securities	(22,160)		(92,269)
Accretion of asset retirement obligation	443	1,000	1,443
Common stock issued for:
Management and directors’ fees	334,298	108,000	1,109,335
Services and other	29,098	32,000	222,408
Exploration	11,250	15,390	95,521
Mineral property agreement			15,000
Change in:
Prepaid expense	572	(572)
Prepaid claim fees	(18,573)		(18,573)
Inventory	97,259	(9,575)	(1,833)
Miscellaneous receivable	4,597	(5,516)	(919)
Interest receivable	15	953	(309)
Other assets			(778)
Accounts payable	18,181	(18,867)	72,096
Accrued payroll and related payroll expense	(38,546)	7,977	7,159
Accrued reclamation costs	(20,743)	(500)	(1,443)
Net cash used by operating activities	(329,630)	(1,359,255)	(4,923,893)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,391)	(101,924)	(1,084,248)
Purchase of mineral property	(3,000)	(3,000)	(20,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property (Note 7)	50,000	270,000	320,000
Redemption (purchase) of reclamation bonds	2,432	2,553	(121,088)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities	24,823		95,901
Cash of acquired companies			38,269
Deferral of development costs		(343,107)	(759,209)
Net cash provided (used) by investing activities	69,864	(175,478)	(1,418,779)
Cash flows from financing activities:
Exercise of stock purchase warrants		1,740,000	2,537,600
Sales of common stock, net of issuance costs	34,500	950	4,261,076
Principal payments on capital lease	(26,665)	(36,940)	(183,479)
Principal payments on notes payable	(107,343)	(119,496)	(310,527)
Note and interest payable, related party, net	72,107		72,107
Net cash provided (used) by financing activities	(27,401)	1,584,514	6,376,759
Net change in cash and cash equivalents	(287,167)	49,781	34,087
Cash and cash equivalents, beginning of period	321,254	271,473	0
Cash and cash equivalents, end of period	$34,087	$321,254	$34,087
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$18,598	$3,251	$69,484
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment		$5,600	$50,365
Mineral properties	$18,000	$21,000	$333,300
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired		$36,235	$482,634

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

2.          Summary of Significant Accounting Policies

Development Stage Enterprise
The Company's financial statements are prepared in accordance with accounting guidance for development stage entities as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

In conjunction with development stage disclosure requirements, inception to date figures are included in the financial statements. These figures while labeled “unaudited” have all been audited by various accounting firms in their respective years. However, they have not as a whole been audited by the current auditing firm resulting in the unaudited classification.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
As a development stage company, our revenue from operations is referred to as income earned during the development stage. Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Inventory
Dore' and process inventories are stated at the lower of average cost incurred or net realizable value.

Timber Sales
Revenue from harvest of raw timber is recognized when a contract has been established, the timber has been shipped, and payment is deemed probable. These sales of timber found on the Company’s mineral properties are not a part of normal operations.

Drilling and Exploration Contract Income
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

Fair Values of Financial Instruments
The table below sets forth our financial assets that were accounted for at fair value at December 31, 2009 and 2008, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other financial assets or liabilities accounted for at fair value at December 31, 2009 and 2008.

	Balance at December 31, 2009	Balance at December 31, 2008	Hierarchy Level
Investments in marketable equity securities	$21,665	$16,328	Level 1

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.          Summary of Significant Accounting Policies, continued:

Fair Values of Financial Instruments, continued
The Company has one nonfinancial liability that is accounted for at fair value on a non-recurring basis. Estimates of our asset retirement obligations fall within Level 3 of the fair value hierarchy, as the estimates of environmental remediation costs involve unobservable inputs.

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, investment in marketable equity securities, note payable to related party, obligations under capital lease and notes payable are approximated at their fair values.

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

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2009 and 2008, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in Note 9 of the financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2009 financial statement presentation. These reclassifications had no effect on net loss as previously reported.

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

Mine Exploration and Development Costs
The Company records exploration costs as such in the period they occur. Mine development costs are capitalized as deferred development costs after proven and probable reserves have been identified. Interest costs incurred during the development stage are capitalized. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Claim Fees
Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as prepaid and expensed over the course of the year.

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
(A Development Stage Company)
Notes to Financial Statements

2.          Summary of Significant Accounting Policies, continued:

Asset Retirement Obligations (“ARO”) and Remediation Costs
Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine, if a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost capitalized at the present value of estimated reclamation costs. An asset and a related liability are recorded for the present value of these costs. The liability is accreted and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original present value estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters.

Reclamation Bonds
Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balances at December 31, 2009 and 2008, represent an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

Share Based Compensation or Payments
All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

Recent Accounting Pronouncements
None

3.          Property, Plant and Equipment

Property, plant and equipment at December 31, 2009 and 2008, consisted of the following:

	2009	2008
Mill building at cost	$128,566	$128,566
Milling equipment at cost	1,068,662	1,064,270
Less accumulated depreciation	(77,856)	(71,991)
Total mill	1,119,372	1,120,845

Building and equipment at cost	638,795	638,795
Less accumulated depreciation	(483,935)	(368,422)
Total building and equipment	154,860	270,373

Land	79,137	79,137

Total	$1,353,369	$1,470,355

For years ending December 31, 2009 and 2008, milling and other equipment include assets under capital lease amounting to $132,769 and $150,254 respectively. The leases are being amortized over the terms of the respective lease. Accumulated amortization at December 31, 2009 and 2008 was $103,239 and $96,829, respectively. At December 31, 2009, the estimated future minimum lease payments under capital leases were as follows:

Year ending December 31,
2010	$11,812
2011	11,049
Total	22,861
Less: Amounts representing interest costs	(2,569)
Net present values	20,292
Less: Capital lease obligations-current portion	(9,894)
Long-term capital lease obligations	$10,398

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4.          Notes Payable

At December 31, 2009 and 2008, notes payable are as follows.	2009	2008
Dodge pickup 60 month note payable 0.00% interest rate; collateralized by pick-up, monthly payments of $557	$ 9,471	$ 16,156
Hagby Diamond Drill 48 month note payable, 8.00% interest rate payable monthly, collateralized by drill, monthly payments of $4,093	76,407	110,968
Ingersoll Rand Compressor 36 month note payable, 4.90% interest rate payable monthly, collateralized by compressor, monthly payments of $670	667	8,462
Caterpillar 305 Excavator 48 month note payable, 7.81% interest rate payable monthly, collateralized by excavator, monthly payments of $956	15,335	25,187
Kubota 5700 Tractor 36 month note payable, 0.00% interest rate, collateralized by tractor, monthly payments of $674	3,370	11,456
Property with shop 36 month note payable, 0.25% plus prime variable interest rate paid monthly, full principal of note due in one payment at end of term, monthly payments vary depending upon interest rate	60,000	60,000
Bobcat S250 50 month note payable, 0.00% interest rate collateralized by bobcat, monthly payments of $725	26,089	34,786
Eimco Secoma Drill 24 month note payable, 12.76% interest rate payable monthly, collateralized by drill, monthly payments of $4,150		31,666

Total notes payable	191,339	298,681
Due within one year	134,689	114,534
Due after one year	$56,650	$184,147

Maturities of debt outstanding at December 31, 2009 are as follows: $134,689 in 2010, $47,954 in 2011, and $8,696 in 2012.

5.          Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2009
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Golden Chest	65,000	579,393	644,393
Silver Strand	74,704	77,872	152,576
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	42,000		42,000
Copper Camp	42,000		42,000
Less Accumulated
Amortization	(59,059)	(49,243)	(108,302)
Total	$560,145	$847,814	$1,407,959

	December 31, 2008
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$233,451	$598,451
Golden Chest	65,000	579,393	644,393
Silver Strand	74,704	91,500	166,204
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	31,500		31,500
Copper Camp	31,500		31,500
Less Accumulated
Amortization	(58,647)	(45,567)	(104,214)
Total	$539,557	$858,777	$1,398,334

During the year ended December 31, 2008, the Company capitalized interest charges of $28,722 as deferred development costs. No interest charges were capitalized in 2009.

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

Coleman
The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002, with the acquisition of Gold Run Gulch Mining Company. At December 31, 2009 deferred development includes asset retirement costs of $6,341.

Silver Strand
The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (“Trend”) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5%. In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. Deferred development includes asset retirement costs of $19,572 and $33,200 at December 31, 2009 and 2008 respectively.

Niagara
The Company signed an exploration agreement with Revett Metals Associates (“RMA”) in December 2006. The exploration agreement has a term of five years, beginning on December 2, 2006, and is for nine unpatented claims that cover the deposit. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock valued at $0.50 to RMA and paid $4,500. At each anniversary of the signing, the Company has agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3%.

Copper Camp
The Company signed an exploration agreement with RMA in November 2007. The exploration agreement has a term of five years, beginning on November 28, 2007, and is for nine unpatented claims that cover the prospect. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property, excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock valued at $0.50 to RMA and paid $4,500. At each anniversary of the signing, the Company had agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. In addition to the 30,000 share scheduled stock payment, in 2008 and 2009, 15,000 and 12,000 shares of restricted common stock were issued, respectively, in lieu of the scheduled cash payment. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3%.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.          Mineral Properties, continued

Zanetti Mining Lease
The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually by the CPI. At December 31, 2009, the gold price that would cause additional production royalties to be payable was $717 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time.

Golden Chest Mining Leases
On January 3, 2005, the Company signed a mining lease on the Golden Chest with Metaline Contact Mines (MTLI) and J.W. Beasley Interests, LLC (JWBI) that covers about 270 acres. The Company completed a pre-feasibility study on an open pit resource drilled by Newmont Exploration Limited and issued 50,000 shares of its restricted common stock to both MTLI and JWBI to exercise the mining lease. The term of the lease is fifteen years and as long thereafter as Leased Substances are mined, processed or marketed from the property. A NSR royalty of 3% is payable to the Lessors. An additional NSR royalty up to a maximum 3% is payable based on a sliding scale of increasing gold prices adjusted by the CPI using June 2003 (CPI=183.7) as the base. See table below.

Sliding Scale for Additional NSR Royalty:

Price of Gold, $ / Troy Ounce (using December 2008 CPI-U)	Additional NSR Royalty
< $470	None
$470 to $529	1.0%
$529 to $588	1.5%
$588 to $647	2.0%
> $647	3.0%

Finally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production. Production to date under the Mining Lease Agreement has been 1,465 ounces of gold.

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

6.          Asset Retirement Obligation

The Company has established asset retirement obligations “AROs” associated with the ultimate closing of its properties. Below is a reconciliation as of December 31, 2009 and 2008 of the Company’s asset retirement obligations. The estimated reclamation costs were discounted using a credit adjusted, risk-free interest rate of 5.6%.

	2009	2008
Balances at January 1	$53,500	$47,150
Changes in obligations due to disturbance of properties		5,350
Changes in obligations due to changes in timing of reclamation expenditures	(28,030)
Accretion expense	443	1,000
Balances at December 31	$25,913	$53,500

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

7.          Mining Venture Agreements

Basin Gold Venture Agreement
The Company and Basin Gold Mines Inc. ("Basin Gold") entered discussion into a possible Mining Venture Agreement in November, 2009 relating to the Golden Chest Property and signed a Letter of Intent outlining the terms of a mining venture agreement. At that time Basin paid the Company a $50,000 non refundable deposit which would have been applied towards their purchase of a 50% share in the Joint Venture should they have chosen to enter into a definitive agreement. The deadline for closing a definitive agreement was January 15, 2010. The deadline passed without signing a definitive agreement so the terms expired with no definitive agreement being signed or no further obligations by the Company with respect to the proposed agreement.

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011. Newmont has completed two field seasons of exploration work and is planning the third season in 2010. Newmont has made satisfactory progress toward completing their required expenditures under the agreement.

8.          Income Taxes

The Company did not record an income tax provision for the years ended December 31, 2009 or 2008, as it had no taxable income. At December 31, 2009 and 2008, the Company had federal net operating loss carry forwards available for income tax purposes of approximately $6,718,000 and $5,867,000, respectively, which will expire through 2029, and associated deferred tax assets of approximately $2,284,000 and $1,994,800, respectively. The deferred tax assets were calculated assuming a 34% marginal tax rate, and have been fully reserved as management believes it is more likely than not that the deferred tax assets will not be utilized.

The Company’s net operating loss carry forwards expire as follows:

Years	Carry Forwards
2017	$33,000
2018	27,000
2021	4,000
2022	36,000
2023	380,000
2024	930,000
2025	590,000
2026	990,000
2027	1,453,000
2028	1,424,000
2029	851,000
Total	$6,718,000

9.          Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2009 or 2008.

Private Placements

In September 2009, the Company initiated an offering of units consisting of its common stock and common stock purchase warrants in a non brokered private placement. As of December 31, 2009 138,000 units had been sold generating $34,500 in net proceeds. Each unit, selling for $0.25, consists of one share of the Company’s restricted common stock plus one warrant, whereby each warrant may purchase one share of the Company’s restricted common stock at $0.40 until October 19, 2012.

Exercise of Stock Purchase Warrants
During 2008 common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2008, the Company issued 4,350,000 shares of its restricted common stock at $0.40 per share, generating net proceeds of $1,740,000 pursuant to the exercise of these warrants. No common stock purchase warrants were exercised in 2009

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

9.          Equity, continued

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants for the years ended December 31, 2009 and 2008, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2007	7,621,970	$0.50-0.60
Exercised	(4,350,000)	0.40
Expired	(1,595,293)	0.50-0.60
Balance, December 31, 2008	1,676,677	0.50-0.60
Issued in connection with private placement	138,000	0.40
Expired	(1,451,427)	0.50
Balance, December 31, 2009	363,250	0.40-0.60

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
225,250	$0.60	June 1, 2010
138,000	$0.40	October 19, 2012
363,250

Common Stock Issued for Property, Plant and Equipment
During 2009 and 2008, the Company issued 72,000 and 89,000 shares, respectively, of its restricted common stock for property, plant, equipment, and mineral properties purchased. The Company recorded $18,000 and $26,600, respectively, during 2009 and 2008, based upon the value of the shares issued.

Common Stock Issued for Services and Exploration
During 2009 and 2008, the Company issued 175,520 and 109,100 shares, respectively, of its restricted common stock for exploration and other services rendered the Company. The Company recorded $40,348 and $47,390, respectively, based upon the value of the services rendered and the shares issued.

10.        Related Party Transactions

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

In addition to the related party transactions described in Note 5 and 11, the Company had the following transactions with related parties:

  During the years ended December 31, 2009 and 2008, the Company issued 651,320 and 198,700 shares, respectively, of its restricted common stock valued at $195,398 and $72,000, respectively, to Fred Brackebusch for management services. During the year ended December 31, 2009 the Company issued 338,000 shares of its restricted common stock valued at $101,400 to Grant Brackebusch for management services. During 2009 and 2008 the Company issued 25,000 and 20,000 shares respectively, of its restricted stock valued at $6,250 and $6,000, respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During the years ended December 31, 2009 and 2008, the Company issued 125,000 and 100,000 shares, respectively, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $31,250 and $30,000, respectively, based upon the estimated value of the shares issued and services rendered. Fred and Grant Brackebusch each received 25,000 and 20,000 shares in 2009 and 2008, respectively, as Directors of the Company.

  During each of the two years ended December 31, 2009 and 2008 the Company paid $6,000 to MSD for office rent. The December 31, 2009 note payable to related party balance includes $6,000 for the 2009 office rent.

  During 2009 an unsecured line of credit with annual interest rates ranging from 1% to 5.25% and a maximum of $100,000 has been extended to the Company by President Fred Brackebusch for cash shortfalls. As of December 31, 2009 the note payable to related party balance was $72,107 which included $2,657 in interest and fees that was recognized as an expense during the year ended December 31, 2009.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

11.        Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. In 2009 the Company sold 665,620 of those shares for cash proceeds of $24,823, resulting in a realized gain of $22,160. No shares were sold in 2008.

At December 31, 2009, the Company held 967,180 of these shares with a market value of $0.02 per share, for a total market value of $21,665. At December 31, 2009, the excess market value of $17,796 over the $3,868 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

The Company’s president became a director of Gold Crest in 2006. He resigned in February of 2008.

12.        Commitments and Contingencies

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

13.        Subsequent Events

The private placement initiated by the Company in September of 2009 was amended in February of 2010 from a unit cost of $0.25 to $0.17. Each unit included one share of unregistered common stock and one common stock purchase warrant whereby each warrant may purchase one share of the Company’s unregistered common stock at $0.30 until January 31, 2013. This amended placement was brokered in part by Pennaluna & Company for 10% of gross proceeds. In addition to the units discussed in Note 9, as of March 10, 2009 3,205,588 additional units were sold in the first quarter of 2010. Total gross proceeds of $544,950 were raised, $32,400 from non-brokered sales and $512,550 from brokered sales, producing net proceeds of $493,695. In addition, 64,941 units were issued to investors who participated in the private placement at $0.25 to bring their share contribution to an equivalent of $0.17 per share.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2009, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2009, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2009.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	65	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	40	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	67	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	63	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	65	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	40	Secretary	1/1/1997

(1) Member of the Audit Committee

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Fred W. Brackebusch, P.E. has served as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since 1996. He has a B.S. and an M.S. in Geological Engineering both from the University of Idaho. He is a consulting engineer with extensive experience in mine development, mine backfill, mine management, permitting, process control, and mine feasibility studies. He has over 40 years of experience in the Coeur d'Alene Mining District, about half of which was with Hecla Mining Co. He has been the principal owner of Mine Systems Design, Inc., a mining consulting business which is a large shareholder in the Company, since 1987.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, the Company’s Directors, Executive Officers and beneficial owners of more than 10% of any registered class of the Company’s equity securities are required to file reports of their ownership of the Company’s securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and any written representations from such reporting persons, the Company believes that during 2009 such filing requirements were complied with.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Fred Brackebusch President	2009	26,250	0	201,648	0	0	0	0	227,898
	2008	84,000	0	78,000	0	0	0	0	160,000
Grant Brackebusch Vice Pres.	2009	46,263	0	107,650	0	0	0	0	153,913
	2008	95,000	0	6,000	0	0	0	0	101,000

(1) Stock Awards include fees earned as Directors.

The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors. In April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. In January of 2009, the Board of Directors approved a compensation plan for Vice President Grant Brackebusch that awarded him with restricted common stock for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares is calculated quarterly using the average bid price for the quarter as quoted by the OTC Bulletin Board. Additionally, in 2009, both Fred W. Brackebusch and Grant Brackebusch have been compensated with shares in lieu of cash for some of their base salaries as well to conserve limited cash. The number of shares to be awarded is calculated quarterly by using the average bid price of the Company’s Common Stock. Shares issued to Fred Brackebusch were 198,700 in 2008, and 651,320 in 2009. The shares were valued at an average price of $0.36 per share in 2008, and $0.30 per share in 2009. Shares issued to Grant Brackebusch in 2009 were 338,000 valued at an average price of $0.30 per share.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

In January of 2009, the cash salaries of Fred Brackebusch and Grant Brackebusch were reduced by at least 50% from their 2008 level in an effort to conserve the Company’s cash.

Outstanding Equity Awards at Fiscal Year-end
The Company does not currently award the Named Executive Officers options to purchase the Company’s shares, and there were no outstanding equity awards as of December 31, 2009.

Director Compensation

A summary of compensation for the Company’s non-employee Directors, including Ivan R. Linscott, William C. Rust and M. Kathleen Sims for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ivan R. Linscott	2009	0	6,250	0	0	0	0	6,250
	2008	0	6,000	0	0	0	0	6,000
William C. Rust	2009	0	6,250	0	0	0	0	6,250
	2008	0	6,250	0	0	0	0	6,000
M. Kathleen Sims	2009	0	6,250	0	0	0	0	6,250
	2008	0	6,000	0	0	0	0	6,000

(1) Directors Fred W. Brackebusch and Grant A. Brackebusch are executive officers of the Company, therefore, disclosure regarding their compensation as Directors is included in the Executive Officer Compensative Table above

During 2008, each of the Directors of the Company were paid 20,000 shares of unregistered Common Stock valued at $6,000. At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2009 these shares were valued at $6,250. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 10, 2010 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,900,077 indirect (a) 1,753,025 direct	23.01%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,158,607	7.53%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,608,528 direct 933,900 indirect	6.06%
Common	William Ritger 750 Ocean Royale Way Juno Beach, FL 33408	3,162,425	7.54%

(1) Based upon 41,958,262 outstanding shares of common stock as of March 10, 2010.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,817,050 common shares of the Company. Neither MSD nor Fred Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	7,900,077 indirect (a) 1,753,025 direct	23.01%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	916,973 indirect (b) 700,920 direct	3.86%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, Idaho 83873	135,500	0.32%
Common	William C. Rust, Director P.O. Box 648 Wallace, Idaho 83873	95,000	0.22%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, Idaho 83814	108,000	0.26%
Common	All Directors and Executive Officers as a group (5 individuals)	11,609,495	27.67%

(1) Based upon 41,958,262 outstanding shares of common stock at March 10, 2010.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,817,050 common shares of the Company. Neither MSD nor Fred Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

(b) Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,817,050 common shares of the Company. Neither MSD nor Grant Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

None of the Directors or Officers has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights. No shares are pledged as security.

Securities Authorized for Issuance under Equity Plans
The Company does not have an equity compensation plan for issuance of warrants, options or rights. However, the Board of Directors has awarded Fred Brackebusch unregistered Common Stock in addition to his salary, for 2008 and 2009, for any hours worked over 130 hours per month at a rate of $150 per hour. The Board awarded Grant Brackebusch unregistered Common Stock in addition to his salary in 2009, for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares to be awarded is calculated quarterly by using the average bid price of the Company’s Common Stock. The Company also occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock at the time to determine the number of shares to be issued.

Changes in Control
None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During each of the years ended December 31, 2008 and 2009, the Company issued 120,000 and 150,000 shares, respectively, of its unregistered common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $30,000 and $31,250, respectively, for directors and $6,000 and $6,250, respectively, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 20,000 shares in 2008 and 25,000 shares in 2009 as Directors or Officers in each respective year.

During the years ended December 31, 2008 and 2009, the Company issued 198,700 and 651,320 shares, respectively, of its unregistered common stock valued at $72,000 and $195,398, respectively, to Fred Brackebusch for management services. During the year ended December 31, 2009, the Company issued 338,000 shares of its unregistered common stock valued at $101,400 to Grant Brackebusch for management services.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2009 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $30,208 and $29,479 respectively.

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

New Jersey Mining Company

Date: March 29, 2010	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 29, 2010	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 29, 2010	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 29, 2010	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 29, 2010	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director