Form 10-Q
period 2010-03-31
NEW JERSEY MINING CO
filed 2010-05-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

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

On April 30, 2010, 42,210,762 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
March 31, 2010 and December 31, 2009

ASSETS
	March 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$348,982	$34,087
Investment in marketable equity security at market (cost-$3,868)	21,278	21,665
Interest receivable		309
Miscellaneous receivable		919
Prepaid claim fees	11,608	18,573
Inventory	1,833	1,833
Total current assets	383,701	77,386

Property, plant, and equipment, net of accumulated depreciation	1,348,321	1,353,369
Mineral properties, net of accumulated amortization	1,407,959	1,407,959
Reclamation bonds	121,133	121,088
Total assets	$3,261,114	$2,959,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$80,658	$62,858
Note and interest payable, related party	48,549	72,107
Accrued payroll and related payroll expenses	24,212	7,160
Deposit received on sale of mineral property (Note 6)		50,000
Obligations under capital lease, current	10,196	9,894
Notes payable, current	132,807	134,689
Total current liabilities	296,422	336,708

Asset retirement obligation	26,781	25,913
Obligations under capital lease, non-current	7,733	10,398
Notes payable, non-current	42,221	56,650
Total non-current liabilities	76,735	92,961

Total liabilities	373,157	429,669

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; March 31, 2010-42,208,262 and December 31, 2009-38,685,232 shares issued and outstanding	9,814,978	9,285,383
Deficit accumulated during the development stage	(6,944,430)	(6,773,046)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	17,409	17,796
Total stockholders’ equity	2,887,957	2,530,133

Total liabilities and stockholders’ equity	$3,261,114	$2,959,802

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Month Periods Ended March 31, 2010 and 2009,
And from Inception (July 18, 1996) through March 31, 2010

				From Inception
				(July 18, 1996)
				Through
		March 31, 2010	March 31, 2009	March 31, 2010
Income earned during the development stage:
Sales of gold	$		$111,321	$425,712
Sales of concentrate				601,168
Drilling and exploration contract income				198,611
			111,321	1,225,491

Costs and expenses:
Direct production costs		18,478	127,004	1,285,679
Drilling and exploration contract expense		5,119		93,805
Management		66,868	96,283	1,762,899
Exploration		31,260	16,324	2,281,267
Gain on sale of mineral property				(90,000)
Gain on default of mineral property sale (Note 6)		(50,000)		(320,000)
Depreciation and amortization		13,194	47,524	683,287
General and administrative expenses		83,678	82,227	2,475,236
Total operating expenses		168,597	369,362	8,172,173

Other (income) expense:
Timber sales				(54,699)
Timber expense				14,554
Royalties and other income				(72,076)
Royalties expense			1,113	44,089
Gain on sale of marketable equity security				(92,269)
Interest income		(214)	(334)	(47,307)
Interest expense		3,001	5,726	84,506
Write-off of goodwill				30,950
Write-off of investment				90,000
Total other (income) expense		2,787	6,505	(2,252)

Net loss		171,384	264,546	6,944,430

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security		387	6,531	(17,409)

Comprehensive loss		$171,771	$271,077	$6,927,021

Net loss per common share-basic	$	Nil	$0.01	$0.34

Weighted average common shares outstanding-basic		40,996,413	37,187,592	20,566,229

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2010 and 2009,
And from Inception (July 18, 1996) through March 31, 2010

			From Inception
	March 31,		(July 18, 1996)
			through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(171,384)	$(264,546)	$(6,944,430)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	13,194	47,524	683,287
Loss on equipment	400		11,672
Write-off of goodwill and investment			120,950
Gain on sale of mineral properties	(50,000)		(410,000)
Gain on sale of marketable equity securities			(92,269)
Accretion of asset retirement obligation	868		2,311
Common stock issued for:
Management and directors’ fees		70,800	1,109,335
Services and other	425	2,230	222,833
Exploration		2,500	95,521
Mineral property agreement			15,000
Change in:
Prepaid claim fees	6,965		(11,608)
Inventory		(20,059)	(1,833)
Miscellaneous receivable	919	(28,634)
Interest receivable	309	324
Contract drilling receivable
Other assets			(778)
Accounts payable	17,799	4,899	89,896
Accrued payroll and related payroll expenses	17,054	(17,569)	24,212
Accrued reclamation costs			(1,443)
Net cash used by operating activities	(162,451)	(202,531)	(5,086,344)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(9,547)	(4,395)	(1,093,795)
Purchase of mineral property			(20,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds on sale of equipment	1,000		1,000
Purchases of reclamation bonds	(45)	(235)	(121,133)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash used by investing activities	(9,592)	(4,630)	(1,428,371)
Cash flows from financing activities:
Exercise of stock purchase warrants			2,537,600
Sales of common stock, net of issuance costs	529,170		4,790,246
Principal payments on capital lease	(2,363)	(8,870)	(185,860)
Principal payments on notes payable	(16,311)	(31,862)	(326,838)
Note and interest payable, related party net	(23,558)		48,549
Net cash provided (used) by financing activities	486,938	(40,732)	6,863,697
Net change in cash and cash equivalents	314,895	(247,893)	348,982
Cash and cash equivalents, beginning of period	34,087	321,254	0
Cash and cash equivalents, end of period	$348,982	$73,361	$348,982
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$3,001	$5,726	$72,485
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment			$50,365
Mineral properties			$333,600
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$178,588
Notes payable for property and equipment acquired			$482,634

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

3.	Line of Credit, Related Party

In the first quarter of 2010, an unsecured line of credit with 0% interest was extended to the Company by President Fred Brackebusch and Vice President Grant Brackebusch for the amount of stock due for management services in the quarter. As of March 31, 2010, this amounted to $48,549. The related party line of credit extended to the Company by Fred Brackebusch in 2009 was paid in full for $72,107 in the first quarter of 2010.

4.	Equity

Private Placement
In March of 2010 the Company completed a private placement which was initiated in September of 2009, each unit selling for $0.17 and consisting of one share of common stock and one common stock purchase warrant, whereby each warrant may purchase one share of the Company’s unregistered common stock at $0.30 until January 31, 2013. A total of 3,658,530 units were sold in the private placement and resulted in net proceeds of $563,670. Of those units 138,000 were issued in 2009 for net proceeds of $34,500.

Common Stock Issued for Cash, Goods, and Services
During the three month period ended March 31, 2010, the Company issued 2,500 shares of unregistered common stock to individuals for goods and services at a fair value price of $0.17 per share.

5.	Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at March 31, 2010 and December 31, 2009, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other financial assets or liabilities accounted for at fair value at March 31, 2010 and December 31, 2009.

	Balance at March 31, 2010	Balance at December 31, 2009	Hierarchy Level
Investments in marketable equity securities	$ 21,278	$21,665	Level 1

6.	Mining Venture Agreements

Basin Gold Venture Agreement
The Company and Basin Gold Mines Inc. (“Basin Gold”) entered discussion into a possible Mining Venture Agreement in November, 2009 relating to the Golden Chest Property and signed a Letter of Intent outlining the terms of a mining venture agreement. At that time Basin paid the Company a $50,000 non refundable deposit which would have been applied towards their purchase of a 50% share in the Joint Venture should they have chosen to enter into a definitive agreement. The deadline for closing a definitive was January 15, 2010. The deadline passed without signing a definitive agreement and the $50,000 was realized as gain during the quarter ended March 31, 2010.

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011. Newmont has completed two field seasons of exploration work and is planning the third season in 2010. Newmont has made satisfactory progress toward completing their required expenditures under the agreement. NJMC has been providing drilling services on a per footage fee basis to Newmont for this project.

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

The Company has several properties at which most exploration is being conducted: the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, the Coleman, and the Giant Ledge. The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. During 2009 Newmont completed a drilling program, and also conducted soil sampling surveys and geological mapping. Newmont has made plans for additional drilling of certain targets in 2010. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. The Company will continue in-fill drilling on the known resource and is planning to drill to intercept a deeper stratabound target in the Revett formation. At the Golden Chest mine, during 2009, all of the accessible ore pillar remnants were mined but further work on the development ramp to access reserves will have to await financing. The Company is searching for joint venture opportunities in order to acquire funding to develop the reserves at the Golden Chest mine. Permits are in place and development of infrastructure has been completed in order to be able to begin production of silver-gold ore at the Silver Strand mine in May 2010. At the Coleman underground mine, during the first quarter a raise on the vein was started to help determine whether reserves can be calculated on the deeper parts of the Coleman vein.

The Company conducted core drilling operations at the Toboggan Project for Newmont under a service agreement in 2009 and plans to continue such drilling in 2010, starting in June.

The New Jersey mineral processing plant was being prepared for startup in the first quarter. Some improvements were made to equipment in the concentrate leach plant. The operating schedule for 2010 includes milling development rock from the Coleman and milling ore from the Silver Strand mine when it becomes available in the second quarter.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter was $348,982, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the first quarter due to financing activities.

Results of Operations
Income earned during the Development Stage (revenue) for the first quarter of 2010 was nil as compared to $111,321 for the comparable period of 2009. Revenue was lower in 2010 due to the lack of any production. Figure 2 shows a net loss for the first quarter of 2010 of $171,384 compared to a loss of $264,546 for the first quarter of 2009. The net loss for the first quarter of 2010 was less than the first quarter of 2009 because of reduced costs even though there was no revenue in the 2010 period.

Figure 2

Accounting Period

Gold production was nil in the first quarter of 2010 compared to 134 ounces in the comparable period of 2009. Gold production for the remainder of 2010 is expected to increase due to plans for production from the Coleman and Silver Strand mines.

At the Golden Chest mine, any production depends upon the ability to complete development of reserves. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available. There are no plans in 2010 to commence ramp development unless a joint venture partner can be arranged.

Development rock from a raise at the Coleman mine became available for milling early in the second quarter of 2010.

Ore production is planned to start at the Silver Strand mine in the second quarter of 2010. Production will commence in 30 days after mobilization in late April 2010. Operating results at the Silver Strand mine will depend upon the price of silver as well as gold. Present silver and gold prices are sufficient in management’s estimation to generate a gross profit at the Silver Strand mine based on the operating plan which was part of the permitting process.

No major capital expenditures are planned at the New Jersey mineral processing plant, however significant improvements to the concentrate leach plant were made in the first quarter.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that work will be done at the Coleman and Silver Strand mines in 2010 and that the mineral processing plant will be operated the remainder of the year.

The Company raised approximately $530,000 with a private placement in the first quarter of 2010 and has prepared a detailed plan of operations for 2010 assuming no additional funds are produced by financing efforts. This detailed plan includes operation of the Coleman and Silver Strand mines as well as the mineral processing plant for the remainder of 2010. Plans have been made for the Company to drill for Newmont at the Toboggan Project on a contract basis during the summer season, and a Service Contract has been signed. Newmont currently pays for all exploration activities on the Toboggan Project. We expect to receive cash flow from the gold and silver sales and by providing drilling services to Newmont on our joint venture (see note 6. Mining Venture Agreements–Newmont Venture Agreement).

Changes in Direct Production Costs

Direct production costs decreased for the three month period ending March 31, 2010 compared to the comparable period last year because the mining and milling properties were shut down for the majority of the quarter and only resumed operations in March of 2010.

Changes in Management Costs

Management expenses decreased for the three month period ending March 31, 2010 compared to the comparable period last year because of limited activity in 2010. Management continues to receive a portion of payment in stock.

Changes in Exploration Costs

Exploration expenses increased for the three month period ending March 31, 2010 compared to the comparable period last year. Exploration projects were put on hold in 2009 while production occurred at the Golden Chest property. In March of 2010 exploration activities were resumed at the Coleman property.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended March 31, 2010.

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

During the first quarter of 2010 the Company issued 3,520,530 shares of unregistered common stock for net proceeds of $529,170 to certain accredited and sophisticated individuals in connection with a private placement. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

During the first quarter of 2010 the Company issued 2,500 shares of unregistered common stock at an average price of $0.17 to other accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. REMOVED AND RESERVED

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
Date: May 14, 2010

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 14, 2010