Form 10-Q
period 2010-06-30
NEW JERSEY MINING CO
filed 2010-08-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Large Accelerated Filer	_____.	Accelerated Filer	_____.
Non-Accelerated Filer	_____.	Smaller reporting company	__X__.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [ X ]

On August 3, 2010, 42,438,362 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2010

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets (Unaudited)
June 30, 2010 and December 31, 2009

ASSETS
	June 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$91,182	$34,087
Investment in marketable equity security at market (cost-$3,868)	9,672	21,665
Interest receivable	92	309
Miscellaneous receivable		919
Contract drilling receivable	12,085
Prepaid claim fees	4,643	18,573
Inventory	22,760	1,833
Total current assets	140,434	77,386

Property, plant, and equipment, net of accumulated depreciation	1,349,615	1,353,369
Mineral properties, net of accumulated amortization	1,403,434	1,407,959
Reclamation bonds	121,133	121,088
Total assets	$3,014,616	$2,959,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52,878	$62,858
Note and interest payable, related party	81,299	72,107
Accrued payroll and related payroll expenses	36,996	7,160
Deposit received on sale of mineral property		50,000
Obligations under capital lease, current	13,036	9,894
Notes payable, current	73,632	134,689
Total current liabilities	257,841	336,708

Asset retirement obligation	27,649	25,913
Obligations under capital lease, non-current	7,898	10,398
Notes payable, non-current	82,598	56,650
Total non-current liabilities	118,145	92,961

Total liabilities	375,986	429,669

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized;
no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;	9,850,164	9,285,383
June 30, 2010-42,412,887 and December 31, 2009-38,685,232 shares issued and outstanding
Deficit accumulated during the development stage	(7,217,337)	(6,773,046)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	5,803	17,796
Total stockholders’ equity	2,638,630	2,530,133

Total liabilities and stockholders’ equity	$3,014,616	$2,959,802

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Six Month Periods Ended June 30, 2010 and 2009,
And from Inception (July 18, 1996) through June 30, 2010

							From Inception
							(July 18, 1996)
							Through
		June 30, 2010			June 30, 2009		June 30, 2010
		Three Months	Six Months		Three Months	Six Months
Income earned during the development stage:
Sales of gold		$6,067	$6,067		$52,338	$163,659	$431,779
Sales of concentrate							601,168
Drilling and exploration contract income		12,085	12,085		66,472	66,472	210,696
		18,152	18,152		118,810	230,131	1,243,643

Costs and expenses:
Direct production costs		22,443	40,920		45,268	172,272	1,308,121
Drilling and exploration contract expense		15,489	20,609		28,161	28,161	109,295
Management		60,158	127,026		90,787	187,070	1,823,057
Exploration		82,369	113,628		33,221	49,545	2,363,635
Gain on sale of mineral property							(90,000)
Gain on default of mineral property sale			(50,000)				(320,000)
Depreciation and amortization		20,249	33,443		38,080	85,603	703,536
General and administrative expenses		91,333	175,011		53,589	135,817	2,566,569
Total operating expenses		292,041	460,637		289,106	658,468	8,464,213

Other (income) expense:
Timber sales							(54,699)
Timber expense							14,554
Royalties and other income		(1,811)	(1,811)		(2)	(2)	(73,887)
Royalties expense					2,484	3,597	44,089
Gain on sale of marketable equity security					(1,912)	(1,912)	(92,269)
Interest income		(397)	(611)		(103)	(437)	(47,704)
Interest expense		1,225	4,227		5,289	11,015	85,732
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense		(983)	1,805		5,756	12,261	(3,234)

Net loss		272,906	444,290		176,052	440,598	7,217,336

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security		11,606	11,993		(10,821)	(4,290)	(5,803)

Comprehensive loss		$284,512	$456,283		$165,231	$436,308	$7,211,533

Net loss per common share basic	$	Nil	$0.01	$	Nil	$0.01	$0.34

Weighted average common
Shares outstanding basic		42,364,989	41,684,480		37,506,523	37,347,938	20,995,253

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2010 and 2009,
And from Inception (July 18, 1996) through June 30, 2010

			From Inception
		June 30,	(July 18, 1996)
			through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(444,290)	$(440,598)	$(7,217,336)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	33,443	85,603	703,536
Loss on equipment	400		11,672
Write-off of goodwill and investment			120,950
Gain on sale of mineral properties	(50,000)		(410,000)
Gain on sale of marketable equity securities		(1,912)	(92,269)
Accretion of asset retirement obligation	1,736		3,179
Common stock issued for:
Management and directors’ fees		145,698	1,109,335
Services and other	1,675	12,285	224,083
Exploration		7,500	95,521
Mineral property agreement			15,000
Change in:
Prepaid claim fees	13,930		(4,643)
Inventory	(20,927)	(41,680)	(22,760)
Miscellaneous receivable	919	5,516
Interest receivable	217	221	(92)
Contract drilling receivable	(12,085)	(61,043)	(12,085)
Other assets			(778)
Accounts payable	(9,981)	10,671	62,115
Accrued payroll and related payroll expenses	29,837	(28,102)	36,996
Accrued reclamation costs			(1,443)
Net cash used by operating activities	(455,126)	(305,841)	(5,379,019)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(20,940)	(4,392)	(1,105,188)
Purchase of mineral property			(20,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds on sale of equipment	1,000		1,000
Purchases of or increase in reclamation bonds	(45)	(235)	(121,133)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities		2,112	95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash used by investing activities	(19,985)	(2,515)	(1,438,764)
Cash flows from financing activities:
Exercise of stock purchase warrants	33,936		2,571,536
Sales of common stock, net of issuance costs	529,170		4,790,246
Principal payments on capital lease	(4,983)	(18,005)	(188,480)
Principal payments on notes payable	(35,109)	(57,460)	(345,636)
Note and interest payable, related party net	9,192	64,025	81,299
Net cash provided (used) by financing activities	532,206	(11,440)	6,908,965
Net change in cash and cash equivalents	57,095	(319,796)	91,182
Cash and cash equivalents, beginning of period	34,087	321,254	0
Cash and cash equivalents, end of period	$91,182	$1,458	$91,182
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$4,227	$10,190	$73,711
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment			$50,365
Mineral properties			$333,300
Payment of accounts payable			$12,205
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired	$5,625		$184,213
Notes payable for property and equipment acquired			$482,634

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

3.	Related Party Transactions

In the first and second quarter of 2010, an unsecured line of credit with 0% interest was extended to the Company by President Fred Brackebusch and Vice President Grant Brackebusch for the amount of stock due for management services in the quarter. Stock payments are made to Fred Brackebusch and Grant Brackebusch quarterly based on an hourly rate for management services above a predetermined amount and also in some cases in lieu of base salary. These payments have been deferred for the last 2 quarters. As of June 30, 2010, this amounted to $79,799. In addition $1,500 in office rent for the second quarter of 2010 is payable to Mine Systems Design, a related party.

4.	Equity

Warrants
In the second quarter of 2010, 199,625 warrants were exercised; each warrant was exchanged for one unregistered share of the Company’s stock, at $0.17 per share resulting in proceeds of $33,936. No warrants were exercised in the first quarter of 2010.

Common Stock Issued for Cash, Goods, and Services
During the three and six month periods ended June 30, 2010, the Company issued 5,000 and 7,500 shares, respectively, of unregistered common stock to individuals for goods and services at a fair value prices ranging from $0.17 to $0.25 per share.

5.	Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at June 30, 2010 and December 31, 2009, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other financial assets or liabilities accounted for at fair value at June 30, 2010 and December 31, 2009.

	Balance at June 30, 2010	Balance at December 31, 2009	Hierarchy Level
Investments in marketable equity securities	$ 9,672	$21,665	Level 1

6.	Mining Venture Agreements

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011. Newmont has completed two field seasons of exploration work and is currently conducting the third season in 2010. Newmont has made satisfactory progress toward completing their required expenditures under the agreement. NJMC has been providing drilling services on a per footage fee basis to Newmont for this project.

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. Newmont has commenced drilling of certain targets in the second quarter of 2010. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. The Company is searching for joint venture opportunities in order to acquire funding to develop the reserves at the Golden Chest mine. An exploration drill hole was completed at the Golden Chest in the second quarter and a thin, high grade vein was intercepted. Production of silver-gold ore commenced at the Silver Strand mine in May 2010, but late in the second quarter crews were reassigned to exploration at the Golden Chest. At the Coleman underground mine, during the first quarter, a raise on the vein was started to help determine whether reserves can be calculated on the deeper parts of the Coleman vein.

The Company commenced core drilling operations at the Toboggan Project for Newmont under a service agreement in June 2010.

Improvements to the New Jersey mineral processing plant were made in the first quarter and the plant was operated in the second quarter processing a batch of custom ore, Colemen ore, and Silver Strand ore. The plant was idled at the end of the second quarter due to metallurgical problems with the Silver Strand ore.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter was $91,182, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance decreased during the second quarter due to lack of financing activities and limited revenue.

Results of Operations
Income Earned during the Development Stage (Revenue) for the second quarter of 2010 was $18,152 as compared to $118,810 for the comparable period of 2009. Revenue was lower in 2010 due to less production. Figure 2 shows a net loss for the second quarter of 2010 of $272,906 compared to a loss of $176,052 for the second quarter of 2009. The net loss for the second quarter of 2010 was greater than the second quarter of 2009 because of decreased revenue.

Gold production was 26 ounces in the first quarter of 2010 compared to 96 ounces in the comparable period of 2009. Gold production for the remainder of 2010 will depend on the success of an exploration crosscut at the Golden Chest mine.

At the Golden Chest mine, production depends upon the ability to complete development of reserves. If the Idaho vein ramp development can be completed there will be more than 200,000 tonnes available. There are no plans in 2010 to commence ramp development unless a joint venture partner or other means of financing can be arranged.

Ore production started at the Silver Strand mine in the second quarter of 2010 but was suspended due to low metallurgical recovery in the concentrate leach plant. While management expects that it can solve the metallurgical problems with Silver Strand ore, no production will be possible for the remainder of the operating season.

The amount of money to be spent on exploration at the Company’s mines and prospects will depend upon the amount of gross profit generated by operations and the amount of money raised by financing activities. Management expects that minimal work will be done at the Company’s mines for the remainder of 2010 and that the mineral processing plant will remain idle the remainder of the year.

The Company will continue to look for a joint venture partner at the Golden Chest mine and to pursue equity financing. The Company is drilling for Newmont at the Toboggan Project on a contract basis during the 2010 summer and fall season. Newmont currently pays for all exploration activities on the Toboggan Project. We expect to receive cash flow by providing drilling services to Newmont on our joint venture (see note 6. Mining Venture Agreements–Newmont Venture Agreement).

Changes in Direct Production Costs
Direct production costs decreased for the three and six month periods ending June 30, 2010 compared to the comparable periods last year because the mining and milling properties were shut down for the majority of the first quarter and only resumed operations in March of 2010.

Changes in Management Costs
Management expenses decreased for the three and six month periods ending June 30, 2010 compared to the comparable periods last year because of limited activity in 2010. Management continues to receive a portion of payment in stock.

Changes in Exploration Costs
Exploration expenses increased for the three and six month periods ending June 30, 2010 compared to the comparable period last year. Exploration projects were put on hold in 2009 while production occurred at the Golden Chest property. In March of 2010 exploration activities were resumed at the Coleman property.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended June 30, 2010.

Item 4T.:	CONTROLS AND PROCEDURES

Information regarding internal control over financial reporting has been set forth in Item 4.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the second quarter of 2010 the Company issued 199,625 shares of unregistered common stock for net proceeds of $33,936 to certain accredited and sophisticated individuals in exchange for warrants held by those individuals. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

During the second quarter of 2010 the Company issued 5,000 shares of unregistered common stock at an average price of $0.25 to other accredited and sophisticated individuals for goods and services. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date August 13, 2010

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 13, 2010