Form 10-Q
period 2010-09-30
NEW JERSEY MINING CO
filed 2010-11-12
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On November 2, 2010, 42,937,862 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2010

PART I-FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$21,839	$34,087
Investment in marketable equity security at market (cost-$3,868)	9,672	21,665
Interest receivable	183	309
Miscellaneous receivable		919
Contract drilling receivable	71,795
Engineering services receivable	1,665
Prepaid claim fees	18,480	18,573
Inventory	14,451	1,833
Total current assets	138,085	77,386

Property, plant, and equipment, net of accumulated depreciation	1,336,524	1,353,369
Mineral properties, net of accumulated amortization	1,403,579	1,407,959
Reclamation bonds	121,133	121,088
Total assets	$2,999,321	$2,959,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,888	$62,858
Note and interest payable, related party	82,717	72,107
Accrued payroll and related payroll expenses	21,661	7,160
Deposit received on sale of mineral property		50,000
Obligations under capital lease, current	13,512	9,894
Notes payable, current	70,462	134,689
Total current liabilities	238,240	336,708

Asset retirement obligation	28,517	25,913
Obligations under capital lease, non-current	4,335	10,398
Notes payable, non-current	67,604	56,650
Total non-current liabilities	100,456	92,961

Total liabilities	338,696	429,669

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; September 30, 2010-42,936,612 and December 31, 2009-38,685,232 shares issued and outstanding	9,948,367	9,285,383
Deficit accumulated during the development stage	(7,293,545)	(6,773,046)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	5,803	17,796
Total stockholders’ equity	2,660,625	2,530,133

Total liabilities and stockholders’ equity	$2,999,321	$2,959,802

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2010 and 2009,
And from Inception (July 18, 1996) through September 30, 2010

							From Inception
							(July 18, 1996)
							Through
		September 30, 2010			September 30, 2009		Sept. 30, 2010
		Three Months	Nine Months		Three Months	Nine Months
Income earned during the development stage:
Sales of gold		$5,343	$11,410		$98,512	$262,171	$437,122
Sales of concentrate							601,168
Drilling and exploration contract income		120,255	132,340		94,659	161,131	330,951
Engineering services income		10,415	10,415				10,415
		136,013	154,165		193,171	423,302	1,379,656

Costs and expenses:
Direct production costs		8,571	49,491		108,174	280,445	1,316,693
Drilling and exploration contract expense		56,287	76,896		48,224	76,386	165,582
Engineering servicing expense		375	375				375
Management		59,205	186,231		94,597	281,668	1,882,262
Exploration		37,575	151,203		17,956	67,500	2,401,211
Gain on sale of mineral property							(90,000)
Gain on default of mineral property sale			(50,000)				(320,000)
Net gain on sale of equipment		(30,500)	(30,098)				(30,098)
Depreciation and amortization		13,050	46,493		22,932	108,536	716,585
General and administrative expenses		65,687	240,297		55,851	191,668	2,631,855
Total operating expenses		210,250	670,888		347,734	1,006,203	8,674,465

Other (income) expense:
Timber sales							(54,699)
Timber expense							14,554
Royalties and other income		(1,284)	(3,095)		(234)	(237)	(75,171)
Royalties expense					6,219	9,816	44,089
Gain on sale of marketable equity security						(1,912)	(92,269)
Interest income		(112)	(723)		(111)	(548)	(47,816)
Interest expense		3,366	7,593		4,915	15,930	89,098
Write-off of goodwill							30,950
Write-off of investment							90,000
Total other (income) expense		1,970	3,775		10,789	23,049	(1,264)

Net loss		76,207	520,498		165,352	605,950	7,293,545

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security			11,993		(3,324)	(7,614)	(5,803)

Comprehensive loss		$76,207	$532,491		$162,028	$598,336	$7,287,742

Net loss per common share basic	$	Nil	$0.01	$	Nil	$0.02	$0.34

Weighted average common shares outstanding basic		42,703,101	42,020,248		37,903,858	37,535,281	21,364,990

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2010 and 2009,
And from Inception (July 18, 1996) through September 30, 2010

			From Inception
	September 30,		(July 18, 1996)
			through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(520,498)	$(605,950)	$(7,293,545)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	46,493	108,536	716,586
Net gain on sale of equipment	(30,098)		(18,826)
Write-off of goodwill and investment			120,950
Gain on sale of mineral properties	(50,000)		(410,000)
Gain on sale of marketable equity securities		(1,912)	(92,269)
Accretion of asset retirement obligation	2,604		4,047
Common stock issued for:
Management and directors’ fees	31,240	221,498	1,140,575
Services and other	17,113	16,323	239,521
Exploration		11,250	95,521
Mineral property agreement			15,000
Change in:
Prepaid expense		572
Prepaid claim fees	93	(25,538)	(18,480)
Inventory	(12,618)	63,583	(14,451)
Miscellaneous receivable	919	5,516
Interest receivable	125	118	(184)
Contract drilling receivable	(71,795)	(48,073)	(71,795)
Engineering services receivable	(1,665)		(1,665)
Other assets			(778)
Accounts payable	(12,446)	10,274	59,650
Accrued payroll and related payroll expenses	14,501	(30,118)	21,661
Accrued reclamation costs			(1,443)
Net cash used by operating activities	(586,032)	(273,921)	(5,509,925)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,043)	(4,392)	(1,105,291)
Purchase of mineral property			(20,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds on sale of equipment	31,498		31,498
Purchases of or increase in reclamation bonds	(45)	2,432	(121,133)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities		2,112	95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	10,410	152	(1,408,369)
Cash flows from financing activities:
Exercise of stock purchase warrants	33,936		2,571,536
Sales of common stock, net of issuance costs	580,170	30,000	4,841,246
Principal payments on capital lease	(8,069)	(24,212)	(191,566)
Principal payments on notes payable	(53,273)	(86,345)	(363,800)
Note and interest payable, related party net	10,610	70,048	82,717
Net cash provided (used) by financing activities	563,374	(10,509)	6,940,133
Net change in cash and cash equivalents	(12,248)	(284,278)	21,839
Cash and cash equivalents, beginning of period	34,087	321,254	0
Cash and cash equivalents, end of period	$21,839	$36,976	$21,839
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$7,593	$14,482	$77,077
Non-cash investing and financing activities:
Common stock issued for:
Property, plant, and equipment			$50,365
Mineral properties			$333,300
Payment of accounts payable	$525		$12,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired	$5,625		$184,213
Notes payable for property and equipment acquired			$482,634

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

2.            Related Party Transactions

Stock payments are made to President Fred Brackebusch and Vice President Grant Brackebusch quarterly based on an hourly rate for management services above a predetermined amount and also in some cases in lieu of base salary. These payments have been deferred for the first and second quarters of 2010. As of September 30, 2010, these deferred payments were $48,549 for the first quarter and $31,250 for the second quarter. An unsecured line of credit with 0% interest was extended to the Company by Fred Brackebusch and Grant Brackebusch for the amount of stock due for management services in those quarters. In addition $2,918. in office rent for the second and third quarters of 2010 is payable to Mine Systems Design, a related party.

3.            Equity

Warrants

In the second quarter of 2010, 206,500 warrants were exercised; each warrant was exchanged for one unregistered share of the Company’s stock, at $0.16 per share resulting in proceeds of $33,936. No warrants were exercised in the first or third quarters of 2010.

Common Stock Issued for Cash, Goods, and Services

The Company issued 142,000 shares of unregistered common stock to President Fred Brackebusch for management services rendered in the three month period ending September 30, 2010. The shares were valued at $0.22 per share or $31,240.

During the three and nine month periods ended September 30, 2010, the Company issued 72,250 and 79,750 shares, respectively, of unregistered common stock to individuals for goods and services at fair value prices ranging from $0.17 to $0.25 per share for a total of $15,438 and $17,113 respectively.

During the three month period ending September 30, 2010, the Company issued 2,600 shares of unregistered common stock to individuals in exchange for accounts payable at a fair value price of $0.20 per share or $525.

During the three and nine month periods ended September 30, 2010, the Company issued 300,000 and 3,820,530 units, each unit consisting of one share of unregistered common stock and one stock purchase warrant, at an average price of $0.15 per unit. These units consisted of both brokered and non brokered units.

4.            Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at September 30, 2010 and December 31, 2009, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other financial assets or liabilities accounted for at fair value at September 30, 2010 and December 31, 2009.

	Balance at September 30, 2010	Balance at December 31, 2009	Hierarchy Level
Investments in marketable equity securities	$ 9,672	$21,665	Level 1

5.            Mining Venture Agreements

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

6.            Subsequent Events

Subsequent to the end of the third quarter of 2010, a Letter of Intent (LOI) was signed with United Mine Services, Inc. (UMS) to form a joint venture for the Company’s mill. UMS would fund the capital necessary to expand the mill to process 15 tonnes/hr and would own 1/3 of the joint venture. The Company would operate the mill and process ores from its own properties as well as from the Crescent mine, operated by UMS. A Definitive Agreement would be signed before the end of 2010. In the LOI, UMS agrees to pay the Company for engineering services related to the mill expansion prior to signing the Definitive Agreement.

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

The Company has several properties at which most exploration is being conducted; the Toboggan Project, the Niagara, the Golden Chest, the Silver Strand, and the Coleman. The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on prospects that the Company has staked previously and on new claims staked by Newmont. Newmont commenced drilling of certain targets in the second quarter of 2010 and continued through the third quarter. The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. The Company is searching for joint venture opportunities in order to acquire funding to develop the reserves at the Golden Chest mine. An exploration drill hole was completed at the Golden Chest in the second quarter and a thin, high grade vein was intercepted. Production of silver-gold ore commenced at the Silver Strand mine in May 2010, but late in the second quarter crews were reassigned to exploration at the Golden Chest. At the Coleman underground mine, during the first quarter a raise on the vein was started to help determine whether reserves can be calculated on the deeper parts of the Coleman vein.

The Company commenced core drilling operations at the Toboggan Project for Newmont under a service agreement in June 2010 and continued through the end of October 2010.

Subsequent to the end of the third quarter of 2010, a Letter of Intent was signed with United Mine Services, Inc. (UMS) to form a joint venture for the Company’s mill. UMS would fund the capital necessary to expand the mill to process 15 tonnes/hr and would own 1/3 of the joint venture. The Company would operate the mill and process ores from its own properties as well as from the Crescent mine, operated by UMS. A Definitive Agreement would be signed before the end of 2010.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter was $21,839, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance decreased during the third quarter due to lack of financing activities and limited revenue.

Results of Operations

Income Earned during the Development Stage (Revenue) for the third quarter of 2010 was $136,013 as compared to $193,171 for the comparable period of 2009. Revenue was lower in 2010 due to lower gold sales. Figure 2 shows a net loss for the third quarter of 2010 of $76,207 compared to a loss of $165,352 for the third quarter of 2009. The net loss for the third quarter of 2010 was less than the third quarter of 2009 because of reduced operating costs.

There was no gold production in the third quarter of 2010 nor was there any in the comparable period of 2009. No gold production is expected for the remainder of 2010.

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

The Company will continue to look for a joint venture partner at the Golden Chest mine and to pursue equity financing. The Company is drilling for Newmont at the Toboggan Project on a contract basis during the 2010 summer and fall season. Newmont currently pays for all exploration activities on the Toboggan Project. We expect to receive cash flow by providing drilling services to Newmont on our joint venture (see note 5. Mining Venture Agreements – Newmont Venture Agreement).

Changes in Direct Production Costs
Direct production costs decreased for the three and nine month periods ending September 30, 2010 compared to the comparable periods last year because the mining and milling properties have been shut down for the majority of the year.

Changes in Management Costs
Management expenses decreased for the three and nine month periods ending September 30, 2010 compared to the comparable periods last year because of limited activity in 2010. Management continues to receive a portion of payment in stock.

Changes in Exploration Costs
Exploration expenses increased for the nine month period ending September 30, 2010 compared to the comparable period last year. Exploration projects were put on hold in 2009 while production occurred at the Golden Chest property. In March of 2010 exploration activities were resumed at the Coleman and Golden Chest properties.

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

The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

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

During the third quarter of 2010 the Company issued 300,000 shares of unregistered common stock, each unit of stock was accompanied by a purchase warrant. for net proceeds of $51,000 to certain accredited and sophisticated individuals in exchange for cash. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws.

During the third quarter of 2010 the Company issued 2,600 shares of unregistered common stock at $0.20 for accounts payable and 72,250 shares of unregistered common stock at an average price of $0.21 for goods and services to other accredited and sophisticated individuals. In management’s opinion, the securities were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

None

Item 6.      EXHIBITS

Number	Description

3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date November 11, 2010

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 11, 2010