Form 10-K
period 2010-12-31
NEW JERSEY MINING CO
filed 2011-03-31
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________________ to _________________

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
Yes [   ]     No [X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [   ]     No [X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2010 was $7,064,000.

On March 1, 2011 there were 45,022,862 shares of the registrant’s Common Stock outstanding.

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

Net Smelter Royalty-A royalty, usually paid to a mineral claim owner, that is a percentage of the proceeds from the sale of metal-bearing concentrate or metal to a smelter or refinery. Also known as an NSR, the cost of smelting, refining, and transport to the smelter is deducted before the royalty is applied. However, the cost of mining and milling is not deducted. Typical net smelter royalty rates are from 1% to 5%.

Ore-A mineral or aggregate of minerals which can be mined and treated at a profit. A large quantity of ore which is surrounded by waste or sub-ore material is called an orebody.

Patented Claim-A mineral claim where the title has been obtained from the U.S. federal government through the patent process of the 1872 Mining Law. The owner of the patented claim is granted title to the surface and mineral rights.

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

Unpatented Claim-A mineral claim staked on United States Public Domain (USPD) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface which is USPD. Any exploration or mining on the claim must first be submitted in a plan of operations (POO) for approval to the appropriate federal land management entity.

Wallrock-Usually barren rock surrounding a vein.

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

BUSINESS OF THE COMPANY

General Description of the Business
The Company is involved in exploring for and developing gold, silver, and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Golden Chest mine, the Niagara copper silver-deposit, the New Jersey mill, the Silver Strand mine, the Toboggan exploration project, and several other exploration prospects.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. The Company is primarily focused on gold with silver and base metals of secondary emphasis. The Company modified its strategy in 2010. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now de-emphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities.

The new strategy is less reliant on private placements of common stock with qualified investors, though, the Company’s exploration and development progress is still dependant on securing financing in one form or another.

Competitive Business Conditions
The Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. Recently, the Company has been successful in completing two joint ventures, one at the Golden Chest mine and the other to expand the throughput capacity of its New Jersey mill.

We also compete with other mining companies for exploration properties especially for gold properties in the Coeur d’Alene mining district.

The Company also competes for skilled labor within the mining industry.

We are also subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. We attempt to mitigate this risk by focusing our efforts in an area already known to host ore deposits, and also by acquiring properties we believe have the geologic and technical merits to host potentially economic mineralization. Another significant risk is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, it would, most likely, lead to a loss of investor interest in the mineral exploration sector which would make it more difficult to raise the capital necessary to move our exploration and development plans forward.

Effect of Existing or Probable Governmental Regulations on the Business
Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

All operating and exploration plans have been made in consideration of existing governmental regulations. Regulations that most affect operations are related to surface water quality and access to public lands. An approved plan of operations (POO) and a financial bond are usually required before exploration or mining activities can be conducted on public land that is administered by the United States Bureau of Land Management (BLM) or United States Forest Service (USFS).

The New Jersey mine, the Silver Strand mine, and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any of our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any groundwater or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. No mineral processing operations were ever conducted at the Silver Strand mine and current water sampling data has not indicated any pollution. There are no mineral processing tailings deposits at the Golden Chest mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. NJMC has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ending December 31, 2010 and 2009, we have spent $158,223 and $80,733, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)
No major Federal permits are required for the New Jersey mine because most operations are on private land and there are no process discharges to surface waters. Any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. Our exploration programs can be delayed for significant periods of time (one to two years) because of the slow permitting process applied by the USFS. We believe the USFS permitting delays are caused by insufficient manpower, complicated regulations, misplaced priorities, and sympathy for environmental groups who oppose all mining projects.

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

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey and Golden Chest operations. When an underground mine or mill is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws, and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial is about $200.

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

A surface mining reclamation plan for the New Jersey mine was approved by the Idaho State Department of Lands in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. An annual reclamation fee of $133 is paid to the Idaho Department of Lands for surface disturbance associated with the New Jersey mine open pit. The Company has estimated its costs to reclaim the New Jersey mine site to be $21,000.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of about $5,000. If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond amount is returned to the Company.

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2010, the Company had 3 such specified health and safety violations, orders or citations, remedied during the 2010 year, which resulted in $508 in penalties being remitted to the Mine Safety and Health Administration. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is 12 including President Fred Brackebusch and Vice President Grant Brackebusch.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2011. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10K reports, quarterly 10-Q reports, and 8-K reports since that time.

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

Mineral Leases
A mineral lease from William Zanetti in the New Jersey mill area contains about 60 acres. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter as long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. The land covered by this lease was purchased and the lease was terminated in January of 2011. Please see Note 13 to Financial Statements, Subsequent Events.

A second mineral lease, known as the Grenfel lease, with Mine Systems Design, Inc. (MSD) covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. A 3% net smelter return (NSR) royalty will be paid to the lessor if production is achieved. However, the NSR royalty shall not exceed 10% of the net proceeds, except the NSR royalty shall not be less than 1%. No advance royalties or other advance payments are required by this lease.

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

Since 2001, the Company has drilled 14 holes for a total of 1,765 meters to explore the Coleman vein and associated zones of gold mineralization. The drilling confirmed the continuity of the Coleman vein system and discovered a broad zone of low grade (0.70 gpt gold) gold mineralization known as the Grenfel zone. Ore reserves on the Coleman vein were not increased as the drilling was too widely spaced to meet the criteria for a reserve calculation. The best intercept was in DDH02-02 which assayed 2.76 gpt gold over 12.5 meters including 2.5 meters of 6.80 gpt gold. In 2008, about 400 meters of drilling was completed at the Scotch Thistle gold prospect revealing areas of silica enrichment and alteration, but no economic intervals of gold mineralization.

In 2008, the Company completed an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 84 meters of drifting were completed with 20 meters of that on the vein before it was displaced by a fault. No exploration or development work was completed by the Company in 2009. In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman vein at nearly a right angle. This raise was driven about 12 meters vertically and produced 367 dry tonnes for the New Jersey mill that assayed 2.68 gpt gold.

As of December 31, 2010, the Company had a capital cost of $1,143,511 associated with the mineral processing plant and a capitalized development plus investment cost of $604,792 associated with the mine.

Exploration Plans
There are currently no plans for exploration or mining at the New Jersey mine property.

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

The reserve tonnage is diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve block. The ounces stated in the above table are contained ounces. The cutoff grade used was 1.5 grams/tonne gold. The cutoff grade is based on historical costs of underground mining on the Coleman vein with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $32.89/gram ($1,022.95/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

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

In May of 2007, the Company posted a reclamation bond of $119,725 in order to begin work at the Silver Strand. Work completed at the Silver Strand in 2008 included the completion of the new No. 3 portal. In 2009 no work was completed except for required environmental monitoring. In 2010, the Company started mining operations at the Silver Strand, but mining was suspended after poor metallurgical recoveries were experienced leaching the concentrate in the concentrate leach plant. The concentrate leaching problem was later resolved by laboratory testwork. A total of 112 tonnes were processed at the mill. No surface infrastructure presently exists at the Silver Strand. There is no energy available at the site, and electrical energy requirements are satisfied with an on-site generator.

As of December 31, 2010, the Company had a capitalized development plus investment cost of $152,576 associated with the Silver Strand mine.

Exploration and Development Plans
The Company plans to sell its interest in the Silver Strand mine and focus its efforts on the Golden Chest mine.

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

Reserves
Ore grades and dimensions of the reserve blocks are based on chip sampling of the vein underground and diamond drilling. Reserves were calculated using a gold equivalent cutoff grade of 5 grams per tonne gold and a minimum mining width of 1.5 meters. The cutoff grade is based on historical and estimated costs of a 1,000 tonne/month underground mining operation, hauling ore to the Company’s mineral processing plant about 40 miles distant, and processing with flotation and recovering 75% of the silver and gold. Silver and gold prices used are based upon a three year average or $0.53/gram ($16.62/troy ounce) and $32.89/gram ($1,022.95/troy ounce), respectively.

Classification	Metric Tonnes	Gold Grade		Silver Grade
		Grams Per Tonne	Ounces Per Ton	Grams Per Tonne	Ounces Per Ton
Proven & Probable	6,903	5.43	0.158	361	10.5

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

GOLDEN CHEST

Location
The Golden Chest mine is an underground mine located in Reeder Gulch about 2.4 kilometers east of Murray, Idaho along Forest Highway 9. The property consists of 24 patented mining claims and 21 unpatented claims covering approximately 560 acres. The site is accessible by an improved dirt road. A 30 ft by 20 ft steel-clad pole building is present near the ramp portal and is used as a shop and a dry. Single phase electrical power supplied by Avista Utilities has been installed to the portal site in Reeder Gulch.

Property Ownership
Prior to December 2010 the Company held two mining leases for the Golden Chest

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

Additionally, the Company will issue 50,000 shares of restricted common stock for each increment of 10,000 troy ounces of gold production. Production to date under the Mining Lease Agreement has been 1,471 ounces of gold.

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

As of December 2010 the Golden Chest is owned by Golden Chest LLC (GC) which is owned 50% by the Company (NJMC) and 50% by Marathon Gold Corporation through its wholly owned US subsidiary Marathon Gold USA Corp. (MUSA). GC purchased the mine from the lease holders for $3,750,000 and paid $500,000 on the closing date of December 16, 2010, and has agreed to pay the sellers $500,000 each year for the next six years and a final payment of $250,000 on the seventh anniversary. The sellers have a first mortgage on the mine as security for future payment owing.

In order to form Golden Chest LLC in December 2010, NJMC contributed to GC certain mining claims it owned, all geological data and certain mining equipment. Also in consideration for its interest in GC, NJMC terminated, for the benefit of GC, two operating leases it held on the mine. MUSA has contributed $1,000,000 cash and has agreed to contribute i) $500,000 by March 31, 2011, ii) $500,000 by June 30, 2011, iii) $1,000,000 by September 30, 2011 and vi) $1,000,000 by November 30, 2011 for a total cash contribution of $4 million. If MUSA does not make all of the $4M payments to GC, its 50% ownership interest will be reduced proportionally. MUSA has the right to contribute an additional $3.5 million by November 30, 2012 to take its ownership interest to 60% of GC. MUSA also has the option to accelerate any of these contributions.

Present Condition and Work Completed on the Property
The Company started work on the property in 2004. A ramp 440 meters in length connecting the surface to the historic No. 3 level, known as the North Ramp, was completed in the fourth quarter of 2008. The Company has constructed a development rock storage site, a shop building, improved the access road, and installed electrical power to the site.

For each year from 2004 through 2008, the Company completed an exploration core drilling program on the Golden Chest property. A total of 3,415 meters of core drilling has been completed from the surface. The majority of these holes were targeted at extending the Idaho vein below the No. 3 and were successful. In June of 2010, the Company drilled a shallow core hole in the Katie-Dora area and intercepted a narrow, high-grade vein in the hanging wall of the Idaho fault. The intercept assayed 865 gpt over 0.27 meters. An exploration drift and raise were mined from the ramp to the projection of this drill intercept. Difficult ground conditions including caving and wet ground made it unsafe to continue the raise to the intercept, and mining activity was suspended in September.

The Company completed studies in 2007 on a potentially open pitable resource drilled by Newmont in the 1980’s. Handbook and scaled costs were used in conjunction with current gold prices and three-year average prices. It was concluded that the open pit resource would not be feasible as a stand-alone project and does not meet the SEC Guide 7 requirements for reserves.

As of December 31, 2010, the Company had a capitalized development plus investment cost of $553,205 associated with the Golden Chest mine.

Exploration and Development Plans
The exploration and development plan for the Golden Chest will consist of both surface and underground core drilling as well as underground development. About 7,200 meters of surface drilling and 3,600 meters of underground drilling are planned for 2011. Underground rehabilitation of the No. 3 is also planned to provide drill rig access to the northern part of the mine. The goals of the drilling program will be to increase the density of drilling on the surface for a Canadian NI 43-101 compliant resource estimate and also to extend the mineralization down dip. An underground mapping and sampling program will also be undertaken.

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

The reserves were calculated using estimated costs and operating parameters of a 100 tonne-per-day underground mining and mineral processing operation. The estimated costs are based on the Company’s actual costs of mining and processing ore from the Golden Chest. Overall metallurgical recovery of gold is expected to be 92% based on the Company’s experience at the New Jersey mill and CLP. Gold prices used are based upon a three year average or $32.89/gram ($1,022.95/troy ounce).

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

Also during 2008, the Company staked claims over an area of gold-telluride mineralization near the Niagara deposit and known as the Progress prospect. Soil sampling indicates a gold anomaly 80 meters wide and 350 meters long. A series of old prospect trenches and adits were found and sampled. No work was completed at the Niagara in 2010.

Exploration and Development Plans
The Company has submitted a POO to the USFS for a core drilling program at the Progress gold prospect. The POO is scheduled for approval by the USFS in May of 2011, but the timing of the drilling will be dependent on the Company’s ability to raise funds.

As of December 31, 2010, the Company had an investment cost of $52,500 associated with the Niagara project.

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

Present Condition and Work Completed on the Property
During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included the staking of additional claims significantly increasing the area of the joint venture, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at the Gold Butte, and an airborne geophysical survey over the entire joint venture area. During 2009, Newmont completed a core drilling program that consisted of six holes for a total of 1,359 meters. Two holes were drilled at each of the following prospects: Mineral Ridge, Golden Reward and Gold Butte. The best gold intercept drilled was at the Gold Butte where a pyritic quartz vein was found at 24.0 meters below the surface that assayed 2.5 gpt gold over 4.0 meters including a higher grade section that assayed 7.15 gpt gold over 1.0 meter. Thick intercepts of anomalous, but low-grade gold mineralization were drilled at the Mineral Ridge and the Golden Reward prospects. Newmont also completed geologic mapping, surface rock sampling, soil sampling, and additional claim staking. During 2010, Newmont completed both core and reverse-circulation (RC) drilling at the Toboggan project. A total of eight core holes totaling 914.2 meters and seven RC holes totaling 941 meters were drilled. Six of the core holes were drilled at Gold Butte and intercepted a fault with anomalous gold mineralization. The remaining two core holes were drilled at Mineral Ridge and both holes were terminated before hitting the target due to difficult ground conditions. The seven RC holes were drilled at various prospects near Toboggan Creek and RC-7 was the most promising with 100 meters of 100 ppb gold at the Golden Reward prospect. Unfortunately, Newmont was unable to obtain the required USFS permit to drill their highest priority targets.

Exploration and Development Plans
The exploration plan for the Toboggan project is unknown at this time.

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

Present Condition and Work Completed on the Property
NJMC was able to procure the core from Sunshine’s drilling program, and the core was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey. Results of the soil sampling show a 600 meter diameter gold anomaly and the magnetometer survey shows a magnetic low coincident with the gold anomaly. No work was completed at the Giant Ledge property in 2010.

Exploration and Development Plans
If sufficient funds are available, the Company will perform a ground-based geophysical survey utilizing induced polarization (IP).

MAC PROSPECT

The Mac prospect is an exploration project without known ore reserves. It lies about three kilometers northwest of Murray, Idaho and is accessed by USFS dirt roads. No electrical power is present at the site. The Company’s land position at the Mac Prospect consists of 32 wholly owned unpatented lode claims covering an area of 528 acres. The Mac is a gold exploration project hosted within the rocks of the Prichard formation and geochemical analysis of the gold mineralization indicates anomalous levels of tellurium similar to prospects within the Toboggan Joint Venture. Historic placer and underground mining has taken place on the property, although it is not well documented. Work completed by the Company in 2008 included claim staking, soil sampling, geologic mapping and rock sampling. No work was completed on the Mac prospect in 2010. Exploration plans are dependent on the Company’s ability to raise funds, but may include more soil sampling and geologic analysis to define core drilling targets.

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

The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structurally controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver. The Company has submitted a POO to the USFS for a core drilling program at Copper Camp. Approval of the POO is expected in 2011. The timing of drilling will be dependent on the Company’s ability to secure adequate funding. An additional 13 unpatented lode claims were also staked increasing the property area to about 440 acres. No work was completed on the Copper Camp prospect in 2010.

WISCONSIN-TEDDY PROSPECT

Summary
The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the BLM. The project is a base metal exploration project in the Prichard Formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems: a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2011.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. A POO for a helicopter-mobilized core-drilling program has been submitted to the USFS. Modifications to the POO were made after meeting with the USFS in June of 2005. A site visit was made with USFS personnel in 2006, but the USFS has yet to indicate if or when the POO will be approved. Exploration drilling will be dependent on the Company’s ability to raise sufficient funds and the receipt of a permit from the USFS. As of December 31, 2010, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently a plaintiff along with Shoshone County, Idaho, and George E. Stephenson in a complaint against the USA, Secretary of the Department of Agriculture, Chief of the Forest Service, etc., for Declaratory Judgment and Quiet Title regarding a public right-of-way for the East Fork of Eagle Creek Road near Murray, Idaho. The complaint was filed on October 5, 2009 in the United States District Court, District of Idaho. The plaintiffs are bringing the action to adjudicate/declare under the Quiet Title Act, and under the Declaratory Judgment Act that the East Fork Eagle Creek Road is a public road as it crosses the lands owned by the USA in accordance with R.S. 2477. A settlement conference was held with the defendants in May of 2010, but no settlement was reached. The current litigation plan is for the plaintiffs to file a Motion for Partial Summary Judgment.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Company's Common Stock currently trades on the OTCQB tier of the OTC Market under the symbol "NJMC". The following table sets forth the range of high and low bid prices as reported by the OTCQB for the periods indicated. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Year Ending December 31, 2010	High Bid	Low Bid
First Quarter	$0.29	$0.19
Second Quarter	$0.28	$0.20
Third Quarter	$0.26	$0.18
Fourth Quarter	$0.35	$0.18
Year Ending December 31, 2009	High Bid	Low Bid
First Quarter	$0. 37	$0. 18
Second Quarter	$0. 35	$0. 18
Third Quarter	$0. 32	$0. 19
Fourth Quarter	$0. 34	$0. 19

Shareholders
As of March 10, 2011 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. However, in April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. In January of 2009, the Board of Directors approved a compensation plan for Vice President Grant Brackebusch that awarded him with restricted common stock for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares was calculated quarterly using the average bid price for the quarter as quoted on the OTCQB. Additionally, in 2009, both Fred W. Brackebusch and Grant Brackebusch were compensated with shares in lieu of cash for some of their base salaries as well to conserve limited cash. During the year ended December 31, 2009 the Company issued 651,320 shares of its restricted common stock valued at $195,398 to Fred Brackebusch for management services. In 2009 the Company issued 338,000 shares of its restricted common stock valued at $101,400 to Grant Brackebusch for management services. In 2010, the restricted stock compensation plans for both Fred W. Brackebusch and Grant A. Brackebusch were discontinued.

Also, the Company has in the past issued 2,000 shares to each employee, excluding management and directors, three times per year after one year of service has been achieved.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Market.

Recent Sales of Unregistered Securities
For the year ending December 31, 2010, the Company issued 305,600 shares of restricted common stock for management and director’s fees, equipment, services, exploration, and mining lease payments. A value of $65,950 (for an average value of $0.22 per share) was assigned to these fees, services, and equipment. See the statement of shareholders' equity (Item 8 Financial Statements) for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Plan of Operation
The Company modified its strategy in 2010. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now de-emphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primarily focus is on gold with silver and base metals of secondary emphasis.

The Company has two properties at which most exploration is being conducted; the Golden Chest and the Toboggan Project. Other exploration properties include the Niagara, the Silver Strand, the Coleman, and the Giant Ledge.

Exploration activities at the Golden Chest during 2010 were not substantial. One exploration hole from surface was drilled; however, and a very high grade gold intercept was made. Efforts were made underground to find the vein, which were successful in locating a new vein in the hangingwall of the Idaho fault. The underground efforts had to be suspended due to poor ground conditions before access was made to the actual intercept. In December 2010, the Company was successful in finding a partner to greatly increase the exploration efforts at the Golden Chest. A venture agreement was signed with Marathon Gold USA Corp. (MUSA) on December 15, 2010. The main points of the venture agreement are purchasing the mine from the underlying owner and setting out the terms of the venture. A new limited liability company, called Golden Chest LLC (GC), was created to operate the project. NJMC has contributed to GC certain mining claims it owned, all geological data and certain mining equipment. Also in consideration for its interest in GC, NJMC has terminated, for the benefit of GC, two operating leases it held on the mine from Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC. MUSA has contributed $1,000,000 cash and has agreed to contribute i) $500,000 by March 31, 2011, ii) $500,000 by June 30, 2011, iii) $1,000,000 by September 30, 2011 and vi) $1,000,000 by November 30, 2011 for a total cash contribution of $4 million. GC has purchased the mine for $3,750,000 from the above mentioned leasors. For the mine GC paid $500,000 in cash on closing the transaction and has agreed to pay to $500,000 each year for the next six years and a final payment of $250,000 on the seventh anniversary. The previous leasors have a first mortgage on the mine as security for the future payments owing. If MUSA does not make all of the $4M payments to GC, its 50% ownership interest will be reduced. MUSA has the right to contribute an additional $3.5 million by November 30, 2012 to take its ownership interest to 60% of GC. MUSA also has the option to accelerate any of these contributions. A work program was prepared to conduct surface and underground drilling commencing early in 2011.

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project is being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked previously and on new claims staked by Newmont. During 2010 Newmont completed a drilling program, conducted permitting activities and did geological mapping. Under the venture agreement, Newmont has until March 20, 2011 to complete their earn-in expenditures of $2 million. The Company conducted core drilling operations at the Toboggan Project for Newmont under a service agreement.

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

In May 2010 the Company mobilized a crew to the Silver Strand mine in preparation for production from a reserve block above the lowest adit level. Preparations were completed and a test shipment of ore was treated at the New Jersey mill. Flotation recovery was acceptable but silver recovery in the concentrate leach plant was not adequate. The crews were remobilized to the Golden Chest mine in July 2010 to explore the high grade intercept made there and the Silver Strand mine remained idle the rest of the year. The metallurgical problem was later solved.

At the Coleman underground mine, an exploration raise was commenced prior to mobilizing the mining crew to the Silver Strand. Tonnes milled from the Coleman raise were 366 tonnes grading 2.68 gpt gold. Future plans are to conduct further drilling to locate higher grade reserves.

The New Jersey mineral processing plant processed 620 tonnes during 2010. A letter of intent to form a joint venture with United Mine Services, Inc. was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant will be expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr during 2011. UMS will pay the expansion cost estimated to be $2.3 million. After completion of the expansion, the Company will own 2/3 of the venture and UMS will own 1/3. The Company is the operator of the venture. UMS will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the year was $357,317, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the year, starting from $34,087, due to financing activities.

Results of Operations
Income Earned during the Development Stage (Revenue) for 2010 was $204,737 as compared to $450,883 for 2009. Revenue was lower in 2010 due to decreased sales of gold. Figure 2 shows a net loss for 2010 of $540,828 compared to $850,786 for 2009. The net loss for 2010 was less than 2009 because of lower management costs.

Gold production was 26 ounces in 2010 as compared to 230 ounces for 2009. No gold production is expected for 2011 because the mill is shutdown due to construction and only exploration activities are planned for the Golden Chest mine.

Preliminary plans at the Golden Chest mine include only exploration in 2011 but in 2012, ramp access may be extended to the Idaho vein reserves. When the Idaho vein ramp development is completed there will be more than 200,000 tonnes available for production from currently-existing reserves.

No production is planned at the Silver Strand mine in 2011 because plans are to sell the mine or engage a joint venture partner. The mine is ready for production on a seasonal basis.

About $2.3 million in capital expenditures are planned at the New Jersey mineral processing plant to increase the processing rate to 15 tonnes per hour. Expansion costs are paid by the joint venture partner, United Mine Services.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, particularly at the Golden Chest and Toboggan Project. Some exploration may be done at the properties, including Niagara, Coleman and Giant Ledge, if funds are available.

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC from funds provided by Marathon Gold. The Company also receives a management fee as Manager of the venture. The Company receives payment for engineering services from United Mine Services for the mill expansion project. No additional financing activities are necessary in 2011 unless exploration plans are expanded.

Changes in Direct Production Costs
Direct production costs, decreased from 2009 to 2010 due to decreased production in 2010 as more of the available funds were directed towards exploration.

Changes in management costs
Management costs decreased from 2009 to 2010 because of the elimination of the stock compensation.

Changes in Exploration costs
Exploration costs increased from 2009 to 2010 as available funds were shifted from production to exploration.

Changes in General and Administrative Costs
General and administrative costs increased from 2009 to 2010 as activities were resumed due to funding availability, Activities were curtailed to a certain degree in 2009 due to a lack of discretionary funding.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors
New Jersey Mining Company

We have audited the accompanying balance sheets of New Jersey Mining Company (A Development Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of New Jersey Mining Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague P.S.

DeCoria, Maichel & Teague P.S.
Spokane, Washington
March 28, 2011

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Balance Sheets, December 31, 2010 and 2009	21

Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009 and from the date of inception on July 18, 1996 through December 31, 2010 (Unaudited)	22

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009 and for the period from inception on July 18, 1996 through December 31, 2010 (Unaudited)	23-26

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and from the date of inception on July 18, 1996 through December 31, 2010 (Unaudited)	27

Notes to Financial Statements	28-36

New Jersey Mining Company
(A Development Stage Company)
Balance Sheets
December 31, 2010 and 2009

ASSETS
	2010	2009
Current assets:
Cash and cash equivalents	$357,317	$34,087
Investment in marketable equity security at market (cost-$3,868)	19,344	21,665
Interest receivable	276	309
Miscellaneous receivable	1,676	919
Engineering services receivable	9,848
Joint venture receivable	2,065
Prepaid claim fees	13,440	18,573
Inventory	16,381	1,833
Total current assets	420,347	77,386

Property, plant and equipment, net of accumulated depreciation	1,323,330	1,353,369
Mineral properties, net of accumulated amortization	871,374	1,407,959
Investment in Golden Chest LLC	553,205
Reclamation bonds	121,133	121,088
Total assets	$3,289,389	$2,959,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,958	$62,858
Note and interest payable, related party		72,107
Accrued payroll and related payroll expenses	15,986	7,160
Deposit received on sale of mineral property		50,000
Obligations under capital lease, current	13,246	9,894
Notes payable, current	54,661	134,689
Total current liabilities	126,851	336,708

Asset retirement obligation	29,385	25,913
Obligations under capital lease-non-current	1,403	10,398
Notes payable, non-current	64,720	56,650
Total non-current liabilities	95,508	92,961

Total liabilities	222,359	429,669

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding Common stock, no par value, 50,000,000 shares authorized; 2010-45,017,862 and 2009-38,685,232 shares issued and outstanding	10,365,429	9,285,383
Deficit accumulated during the development stage	(7,313,874)	(6,773,046)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	15,475	17,796
Total stockholders’ equity	3,067,030	2,530,133

Total liabilities and stockholders’ equity	$3,289,389	$2,959,802

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2010 and 2009,
And from Inception (July 18, 1996) through December 31, 2010

			From Inception
			(July 18, 1996)
	December 31,		Through
			December 31, 2010
	2010	2009	(Unaudited)
Income earned during the development stage:
Sales of gold	$11,410	$275,997	$437,122
Sales of concentrate			601,168
Drilling and exploration contract income	161,305	174,886	359,916
Engineering services income	32,022		32,022
	204,737	450,883	1,430,228

Costs and expenses:
Direct production costs	51,770	317,664	1,318,971
Drilling and exploration contract expense	118,381	88,686	207,067
Engineering services expense	13,090		13,090
Management	133,596	416,048	1,829,627
Exploration	158,223	80,733	2,408,231
Gain on sale of mineral property			(90,000)
Gain on default of mineral property sale	(50,000)		(320,000)
Net gain on sale of equipment	(35,098)		(35,098)
Depreciation and amortization	59,687	125,465	729,780
General and administrative expenses	302,165	265,186	2,693,724
Total operating expenses	751,814	1,293,782	8,755,392

Other (income) expense:
Timber sales			(54,699)
Timber expense			14,554
Royalties and other income	(15,745)	(373)	(87,821)
Royalties expense		9,816	44,089
Gain on sale of marketable equity security		(22,160)	(92,269)
Interest income	(887)	(651)	(47,981)
Interest expense	10,383	21,255	91,887
Write-off of goodwill			30,950
Write-off of investment			90,000
Total other (income) expense	(6,249)	7,887	(11,290)

Net loss	540,828	850,786	7,313,874

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security	2,321	(7,999)	(15,475)

Comprehensive loss	$543,149	$842,787	$7,298,399

Net loss per common share-basic	$0.01	$0.02	$0.34

Weighted average common shares outstanding-basic	42,434,985	37,745,957	21,763,458

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2010, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2010 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2010, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2010 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2010, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2010 (unaudited)

				Accum. Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)	$911,250	$2,893,404
Issuance of common stock for:
Cash	4,014,761	1,533,319			1,533,319
Exercise of warrants	200,000	120,000			120,000
Management and directors fees	274,386	142,500			142,500
Services	52,104	27,157			27,157
Exploration	52,200	32,560			32,560
Mineral property agreement	60,000	30,000			30,000
Property, plant and equipment	20,756	10,239			10,239
Accounts payable	30,500	12,205			12,205
Unrealized gain (loss) in marketable equity security				(525,909)	(525,909)
Net loss			(1,453,268)		(1,453,268)
Balance, December 31, 2007	32,291,192	6,935,297	(4,498,431)	385,341	2,822,207
Issuance of common stock for:
Cash	2,400	950			950
Exercise of warrants	4,350,000	1,740,000			1,740,000
Management and directors fees	318,700	108,000			108,000
Services	74,000	32,000			32,000
Exploration	35,100	15,390			15,390
Mineral property agreement	75,000	21,000			21,000
Property, plant and equipment	14,000	5,600			5,600
Unrealized gain (loss) in marketable equity security				(375,544)	(375,544)
Net loss			(1,423,829)		(1,423,829)
Balance December 31, 2008	37,160,392	8,858,237	(5,922,260)	9,797	2,945,774
Issuance of common stock for:
Cash	138,000	34,500			34,500
Management and directors fees	1,139,320	334,298			334,298
Services	125,520	29,098			29,098
Exploration	50,000	11,250			11,250
Mineral property agreement	72,000	18,000			18,000
Unrealized gain (loss) in marketable equity security				7,999	7,999
Net loss			(850,786)		(850,786)
Balance, December 31, 2009	38,685,232	$9,285,383	$(6,773,046)	$17,796	$2,530,133

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2010, and 2009 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2010 (unaudited)

				Accum. Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

Balance December 31, 2009	38,685,232	$9,285,383	$(6,773,046)	$17,796	$2,530,133
Issuance of common stock for:
Cash	5,820,530	980,160			980,160
Exercise of warrants	206,500	33,936			33,936
Management and directors fees	150,000	30,000			30,000
Services	81,000	17,425			17,425
Mineral property agreement	72,000	18,000			18,000
Accounts payable	2,600	525			525
Unrealized gain (loss) in marketable equity security				(2,321)	(2,321)
Net loss			(540,828)		(540,828)
Balance December 31, 2010	45,017,862	$10,365,429	$(7,313,874)	$15,475	$3,067,030

The accompanying notes are an integral part of these financial statements.

New Jersey Mining Company
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009,
And from Inception (July 18, 1996) through December 31, 2010

			From Inception
	Years Ended		(July 18, 1996)
	December 31,		through
			December 31, 2010
	2010	2009	(Unaudited)
Cash flows from operating activities:
Net loss	$(540,828)	$(850,786)	$(7,313,874)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	59,687	125,465	729,780
(Gain) loss on sale of equipment	(35,098)		(23,826)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property	(50,000)		(410,000)
Gain on sale of marketable equity security		(22,160)	(92,269)
Accretion of asset retirement obligation	3,472	443	4,615
Common stock issued for:
Management and directors’ fees	30,000	334,298	1,139,335
Services and other	17,426	29,098	239,834
Exploration		11,250	95,521
Mineral property agreement			15,000
Change in:
Prepaid expense		572
Prepaid claim fees	5,133	(18,573)	(13,440)
Inventory	(14,549)	97,259	(16,382)
Miscellaneous receivable	(757)	4,597	(1,676)
Interest receivable	34	15	(275)
Engineering services receivable	(9,848)		(9,848)
Joint venture receivable	(2,065)		(2,065)
Other assets			(778)
Accounts payable	(19,376)	18,181	52,720
Accrued payroll and related payroll expense	8,827	(38,546)	15,986
Accrued reclamation costs		(20,743)	(1,443)
Net cash used by operating activities	(547,942)	(329,630)	(5,471,835)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,043)	(4,391)	(1,105,291)
Purchase of mineral property	(3,000)	(3,000)	(23,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property		50,000	320,000
Proceeds from sale of equipment	36,498		36,498
Redemption (purchase) of reclamation bonds	(45)	2,432	(121,133)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities		24,823	95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	12,410	69,864	(1,406,369)
Cash flows from financing activities:
Exercise of stock purchase warrants	33,936		2,571,536
Sales of common stock, net of issuance costs	980,160	34,500	5,241,236
Principal payments on capital lease	(11,268)	(26,665)	(194,765)
Principal payments on notes payable	(71,959)	(107,343)	(382,486)
Note and interest payable, related party, net	(72,107)	72,107
Net cash provided (used) by financing activities	858,762	(27,401)	7,235,521
Net change in cash and cash equivalents	323,230	(287,167)	357,317
Cash and cash equivalents, beginning of period	34,087	321,254	0
Cash and cash equivalents, end of period	$357,317	$34,087	$357,317
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$10,383	$18,598	$79,867
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement	$18,000	$18,000	$351,600
Payment of accounts payable	$525		$12,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired	$5,625		$184,213
Notes payable for property and equipment acquired			$482,634
Mineral property transferred to Golden Chest LLC	$553,205		$553,205

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

Engineering Services Income
Revenue received from engineering services provided is recognized when services are rendered and payment is deemed probable. These services are not a part of normal operations.

Accounting for Investments in Joint Ventures
The Company’s investments in joint ventures are recorded at cost or the net carrying value of assets contributed to the venture. Joint ventures in which the Company does not have the ability to exercise significant influence are accounted for using the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. For joint ventures in which the Company is deemed to have the ability to exercise significant influence, the Company will utilize the equity method of accounting whereby it will recognize its proportionate share of the joint venture’s earnings and losses. The Company recognizes an impairment charge when a decline in the fair value of its investment in joint venture below the carrying value is judged to be other-than-temporary.

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

2.           Summary of Significant Accounting Policies, continued:

Fair Values of Financial Instruments
The table below sets forth our financial assets that were accounted for at fair value at December 31, 2010 and 2009, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other assets or liabilities accounted for at fair value at December 31, 2010 or 2009.

	Balance at December 31, 2010	Balance at December 31, 2009	Hierarchy Level
Investments in marketable equity securities	$19,344	$21,665	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, investment in marketable equity securities, note payable to related party, obligations under capital lease and notes payable approximate their fair values.

Investment in Marketable Equity Securities
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

Net Loss Per Share
Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2010 and 2009, the effect of the Company’s potential issuance of shares from the exercise of warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in Note 9 of the financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2010 financial statement presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

Cash and Cash Equivalents
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

Asset Retirement Obligations and Remediation Costs
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

Reclamation Bonds
Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balances at December 31, 2010 and 2009, represent an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities.

Share Based Compensation or Payments
All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

3.           Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009, consisted of the following:

	2010	2009
Mill building at cost	$128,566	$128,566
Milling equipment at cost	1,095,330	1,068,662
Less accumulated depreciation	(80,385)	(77,856)
Total mill	1,143,511	1,119,372

Building and equipment at cost	479,720	638,795
Less accumulated depreciation	(379,038)	(483,935)
Total building and equipment	100,682	154,860

Land	79,137	79,137

Total	$1,323,330	$1,353,369

For years ending December 31, 2010 and 2009, milling and other equipment include assets under capital lease amounting to $49,763 and $132,769 respectively. The leases are being amortized over the terms of the respective lease. Accumulated amortization at December 31, 2010 and 2009 was $33,740 and $103,239, respectively. At December 31, 2010, the estimated future minimum lease payments under capital leases were as follows:

Year ending December 31,
2011	$14,619
2012	1,488
Total	16,107
Less: Amounts representing interest costs	(1,458)
Net present values	14,649
Less: Capital lease obligations-current portion	(13,246)
Long-term capital lease obligations	$1,403

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

4.           Notes Payable

At December 31, 2010 and 2009, notes payable are as follows:	2010	2009
Dodge pickup 60 month note payable, 0.00% interest rate; collateralized by pick-up, monthly payments of $557	$2,786	$9,471
Hagby Diamond Drill 48 month note payable, 8.00% interest rate payable monthly, collateralized by drill, monthly payments of $4,093	35,642	76,407
Ingersoll Rand Compressor 36 month note payable, 4.90% interest rate payable monthly, collateralized by compressor, monthly payments of $670		667
Caterpillar 305 Excavator 48 month note payable, 7.81% interest rate payable monthly, collateralized by excavator, monthly payments of $956	4,685	15,335
Kubota 5700 Tractor 36 month note payable, 0.00% interest rate, collateralized by tractor, monthly payments of $674		3,370
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474	58,875	60,000
Bobcat S250 50 month note payable, 0.00% interest rate collateralized by bobcat, monthly payments of $725	17,393	26,089

Total notes payable	119,381	191,339
Due within one year	54,661	134,689
Due after one year	$64,720	$56,650

Maturities of debt outstanding at December 31, 2010 are as follows: $54,661 in 2011, $11,702 in 2012, and $53,018 in 2013.

5.           Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2010
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Silver Strand	74,704	77,872	152,576
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	52,500		52,500
Copper Camp	52,500		52,500
Less Accumulated
Amortization	(11,743)	(9,751)	(21,494)
Total	$563,461	$307,913	$871,374

	December 31, 2009
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Golden Chest	65,000	579,393	644,393
Silver Strand	74,704	77,872	152,576
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	42,000		42,000
Copper Camp	42,000		42,000
Less Accumulated
Amortization	(59,059)	(49,243)	(108,302)
Total	$560,145	$847,814	$1,407,959

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.           Mineral Properties, continued:

Grenfel
The Company's Grenfel property is a leasehold interest covering the mineral rights of 68 acres located at the New Jersey Mine area of interest. The lease was acquired from Mine Systems Design (MSD) in 2001 in exchange for 1,000,000 shares of the Company’s common stock. The 1,000,000 shares were valued at $0.10 per share, which approximated the market price for the restricted common stock on the date of the lease. MSD is also a major shareholder of the Company and is owned by Fred Brackebusch and Grant Brackebusch, officers and directors of the Company. The lease has a fifteen year term, and includes a 3% net smelter return (NSR) royalty that will be paid to MSD on any production achieved from the property.

Coleman
The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002, with the acquisition of Gold Run Gulch Mining Company. At December 31, 2010 and 2009 deferred development includes asset retirement costs of $6,341.

Silver Strand
The Silver Strand mine consists of 15 unpatented claims and was acquired from Trend Mining Company (Trend) in 2000. The property was purchased in exchange for 50,000 shares of the Company’s common stock and a 1.5% NSR royalty initially capped at $50,000 and then decreasing to 0.5% . In July of 2001, MSD assumed Trend’s position in the agreement, and retained the NSR royalty interest. Deferred development includes asset retirement costs of $19,572 at December 31, 2010 and 2009.

Revett Niagara
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

Copper Camp
The Company signed an exploration agreement with RMA in November 2007. The exploration agreement has a term of five years, beginning on November 28, 2007, and is for nine unpatented claims that cover the prospect. In addition, the exploration agreement covers an area of mutual interest within ½ mile of the property, excluding properties which are valued primarily for their gold mineralization. Upon signing the agreement, the Company issued 30,000 shares of restricted common stock valued at $0.50 to RMA and paid $4,500. At each anniversary of the signing, the Company had agreed to pay $3,000 and issue 30,000 shares of restricted common stock to RMA. In addition to the 30,000 share scheduled stock payment, in 2009 and 2010, 12,000 shares of restricted common stock were issued, annually, in lieu of the scheduled cash payment. Any time prior to the expiration of the exploration agreement, the Company can exercise an option to convert the exploration agreement to a mining agreement. If exercised, the mining agreement would have a term of 25 years, and the Company would pay a NSR royalty to RMA of 3.0% on ores or concentrates mined on the property. The Company is granted the option to purchase 90% of the NSR royalty from RMA for $2,500,000 which would leave a remaining royalty of 0.3% .

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

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

5.           Mineral Properties, continued

Zanetti Mining Lease
The Company has been assigned a mining lease with William Zanetti. The lease provides for the Company's exploration, development and mining of minerals on fee land through October 2008 and thereafter, as long as mining operations are deemed continuous. The lease provides for production royalties of 5% of net sales of ores or concentrates. Additional production royalties of 1% to 5% are due if gold exceeds a certain price per troy ounce as adjusted annually for inflation. At December 31, 2009, the gold price that would cause additional production royalties to be payable was $717 per troy ounce. Also, advance royalties of $500 are required annually under the lease. These advance royalties are charged to expense as incurred, but are still accumulated and will be credited against production royalty obligations if and when production ensues. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease; and the Company has the right to terminate the lease at any time. See Note 13 Subsequent Events.

Golden Chest Mining Leases
On January 3, 2005, the Company signed mining leases on the Golden Chest with Metaline Contact Mines (MTLI), J.W. Beasley Interests, LLC (JWBI) and Prichard Creek Resource Partners, LLC (PCRP) that covered approximately 300 acres. The term of the leases was fifteen years, with stipulations. A NSR royalty of 3%, and additional royalties and share issuances were also part of the lease.

In December 2010, Golden Chest LLC (GC) (See Note 7) purchased the patented mining claims from MTLI, JWBI, and PCRP for $3.75 million. At closing, $500,000 was paid and the remainder is due under a Promissory Note and Mortgage at the rate of $500,000 per year and $250,000 in the seventh and final year. As part of the purchase, the leases were cancelled and the Company's interest in the Golden Chest was transferred to GC. See Note 7 for further information.

6.           Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its properties. Below is a reconciliation as of December 31, 2010 and 2009 of the Company’s asset retirement obligations. The estimated reclamation costs were discounted using a credit adjusted, risk-free interest rate of 5.6% .

	2010	2009
Balances at January 1	$25,913	$53,500
Changes in obligations due to disturbance of properties
Changes in obligations due to changes in timing of reclamation expenditures		(28,030)
Accretion expense	3,472	443
Balances at December 31	$29,385	$25,913

7.           Mining Venture Agreements

Golden Chest LLC (GC)
In December of 2010, a limited liability company (LLC) was formed between the Company and Marathon Gold USA (MUSA). MUSA's contribution to GC is $4,000,000 payable in installments ending on November 30, 2011. The Company's contribution to GC with a carrying value of $553,205 includes all of the its interests in the Golden Chest mine, including unpatented claims and some mining equipment. In connection with this transaction, the 2005 mining leases with Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC (see Note 5) were cancelled in December 2010. GC purchased the patented mining claims from Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC for $3.75 million with $500,000 paid at closing in December 2010 and the remainder due under a Promissory Note and Mortgage at the rate of $500,000 per year with the $250,000 balance due in the seventh and final year.

Newmont Venture Agreement
The Company entered into a venture agreement with Newmont North America Exploration Limited ("Newmont") in March 2008, relating to exploration of the Company's Toboggan Project which includes the following prospects: Gold Butte, Mineral Ridge, Golden Reward, Progress, and Independence. Newmont is conducting exploration in a 38 square mile area centered on the prospects that the Company has staked in the past two years. To earn a participating interest in the Venture, Newmont is required to contribute $2,000,000 in exploration expenditures as follows: $300,000 on or before March 2009, an additional $700,000 by March 2010, and an additional $1,000,000 by March 2011. Newmont has made satisfactory progress toward competing their required expenditures to date and completed three field seasons of exploration work.

8.           Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2010 and 2009.

At December 31, 2010 and 2009, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2010 and December 31, 2009. The significant components of the deferred tax asset at December 31, 2010 and 2009 were as follows:

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

8.           Income Taxes, continued

	December 31,	December 31,
	2010	2009
Deferred tax asset
Net operating loss carry forward	$2,900,000	$2,700,000
Exploration costs	198,000	160,000
	3,098,000	2,860,000
Deferred tax asset valuation allowance	(3,098,000)	(2,860,000)
Net deferred tax asset	$—	$—

At December 31, 2010 and 2009 the Company had net operating loss carry forwards of approximately $7,260,000 and $6,720,000 respectively, which expire in the years 2017 through 2030.

The income tax benefit shown in the financial statements for the years ended December 31, 2010 and 2009 differs from the statutory rate as follows:

	December 31,	December 31,
	2010	2009
Benefit at statutory rate	$(184,000)	$(290,000)
State taxes, net of federal taxes	(54,000)	(50,000)
Increase in valuation allowance	238,000	340,000
Total provision (benefit)	$0	$0

The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized.

We have determined that we are open to examination of our income tax filings in the United States and state jurisdictions for the 2007 through 2010 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

9.           Equity

The Company has authorized 50,000,000 shares of no par common stock. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2010 or 2009.

Private Placements
In March of 2010 the Company completed a private placement which was initiated in September of 2009, each unit selling for $0.17 and consisting of one share of restricted common stock and one common stock purchase warrant, whereby each warrant may purchase one share of the Company’s unregistered common stock at $0.30 until January 31, 2013. A total of 3,658,530 units were sold in the private placement and resulted in net proceeds of $563,670. Of those units, 138,000 were issued in 2009 for net proceeds of $34,500.

In August of 2010, the Company sold 300,000 units at $0.17 per unit, providing net proceeds of $51,000 to the Company. Each unit consists of one share of restricted common stock and one common stock purchase warrant, whereby each warrant may purchase one share of the Company’s unregistered common stock at $0.30 until January 31, 2013.

In December of 2010, the Company sold 2,000,000 units at $0.20 per unit, providing net proceeds of $399,990 to the Company. Each unit consists of one share of restricted common stock and one common stock purchase warrant, whereby each warrant may purchase one share of the Company’s unregistered common stock at $0.30 until January 31, 2013.

Exercise of Stock Purchase Warrants
No common stock purchase warrants were exercised in 2009. During 2010 common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2010, the Company issued 206,500 shares of its restricted common stock at $0.17 per share, generating net proceeds of $33,936 pursuant to the exercise of these warrants.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

9.           Equity continued:

Stock Purchase Warrants Outstanding
Transactions in common stock purchase warrants for the years ended December 31, 2010 and 2009, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2008	1,676,677	$0.50-0.60
Issued in connection with private placement	138,000	0.40
Expired	(1,451,427)	0.50
Balance, December 31, 2009	363,250	0.40-0.60
Issued in connection with private placements	5,961,550	0.30
Exercised	(206,500)	0.17
Expired	(18,750)	0.60
Balance, December 31, 2010	6,099,550	0.30-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
138,000	$0.40	October 19, 2012
5,961,550	$0.30	January 31, 2013
6,099,550

Common Stock Issued for Property, Plant and Equipment
During 2010 and 2009, the Company issued 72,000 shares, annually, of its restricted common stock for mineral properties. The Company recorded $18,000 each year, during 2010 and 2009, based upon the value of the shares issued.

Common Stock Issued for Services and Exploration
During 2010 and 2009, the Company issued 81,000 and 175,520 shares, respectively, of its restricted common stock for exploration and other services rendered the Company. The Company recorded $17,426 and $40,348, respectively, based upon the value of the services rendered and the shares issued.

Common Stock Issued in Exchange for Accounts Payable
During 2010 the Company issued 2,600 shares of its restricted common stock in exchange for accounts payable related to buildings and equipment purchases. The Company recorded $525 based upon the value of the accounts payable and the shares issued.

10.         Related Party Transactions

Fred Brackebusch is President, Treasurer, and a Director of the Company. Grant Brackebusch, Fred Brackebusch's son, is the Vice-President and a Director of the Company. Grant Brackebusch's wife, Tina Brackebusch, is the Company's Corporate Secretary. Fred Brackebusch and Grant Brackebusch own 89.6% and 10.4%, respectively of Mine Systems Design, Inc. ("MSD"), a firm that has various related party transactions with the Company. NJMC owns 50% of GC LLC formed to develop the Golden Chest area of interest near Murray Idaho.

In addition to the related party transactions described in Note 5 and 7, the Company had the following transactions with related parties:

  During the year ended December 31, 2009, the Company issued 651,320 of its restricted common stock valued at $195,398 to Fred Brackebusch for management services. During the year ended December 31, 2009 the Company issued 338,000 shares of its restricted common stock valued at $101,400 to Grant Brackebusch for management services. No shares were issued to either party for management services in 2010

  During 2010 and 2009 the Company issued 25,000 shares of its restricted stock valued at $5,000 and $6,250, respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During the years ended December 31, 2010 and 2009, the Company issued 125,000 shares, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $25,000 and $31,250, respectively, based upon the estimated value of the shares issued and services rendered. Fred and Grant Brackebusch each received 25,000 shares in 2010 and 2009, as Directors of the Company.

  During each of the two years ended December 31, 2010 and 2009 the Company paid $6,000 to MSD for office rent. The December 31, 2009 note payable to related party balance includes $6,000 for the 2009 office rent.

  During 2009 an unsecured line of credit with annual interest rates ranging from 1% to 5.25% and a maximum of $100,000 was extended to the Company by President Fred Brackebusch for cash shortfalls. As of December 31, 2009 the note payable to related party balance was $72,107 which included $2,657 in interest and fees that was recognized as an expense during the year ended December 31, 2009. This note was paid in full during 2010.

  At December 31, 2010 NJMC was owed $2,065 in miscellaneous receivable from GC LLC.

New Jersey Mining Company
(A Development Stage Company)
Notes to Financial Statements

11.         Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. In 2009 the Company sold 665,620 of those shares for cash proceeds of $24,823, resulting in a realized gain of $22,160. No shares were sold in 2010.

At December 31, 2010, the Company held 967,180 of these shares with a market value of $0.02 per share, for a total market value of $19,344. At December 31, 2010, the excess market value of $15,475 over the $3,868 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

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

NJMC's property holdings include approximately 161 unpatented mining claims from the Bureau of Land Management for which payment of $125 each is due September 1, 2011. If these fees are not paid, the claims will be considered abandoned.

13.         Subsequent Events

In January 2011, a venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS will provide funding to expand the processing plant to 15 tonnes/hr, which is estimated to cost $2.3 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, the lease was cancelled by the purchase of the land. The Company is the Operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2010, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2010, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2010.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	66	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	41	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	68	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	64	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	66	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	41	Secretary	1/1/1997

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

Ivan R. Linscott, PhD has served as a Director of the Company since 2004. He is a physicist at Stanford University. He is a Senior Research Associate for radioscience spacecraft instrument development and is Co-Investigator and Science Team Member for the New Horizons Mission to encounter the planet Pluto. Dr. Linscott has a strong interest in doing research on exploration techniques in the Coeur d’Alene Mining District. He has made significant contributions to the Company’s exploration program by performing geophysical surveys on the Company’s properties with the innovative use of experimental geophysical techniques.

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

M. Kathleen Sims has served as a Director of the Company since 2004. She is a successful businesswoman who is majority owner of a Honda car dealership in Coeur d’Alene, Idaho. She is currently a Congresswoman and formerly a State Senator in the Idaho Legislature. She is a former member of the State of Idaho Human Rights Commission and is active in the Idaho Republican Party. She has extensive experience in starting a business with all the necessary experience in financing, business plans and management. Ms. Sims is the chairperson of the Audit Committee.

Tina C. Brackebusch has served as Secretary of the Company since 1996. She has served as Office Manager for the Company since 1996. She holds a B.S. in Secondary Education from the University of Idaho and teaches English at Wallace High School.

Family Relationships
Fred W. Brackebusch is the father of Grant A. Brackebusch. Tina C. Brackebusch is the wife of Grant A. Brackebusch.

Legal Proceedings
No Director or Officer has been involved in any legal action involving the Company for the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, the Company’s Directors, Executive Officers and beneficial owners of more than 10% of any registered class of the Company’s equity securities are required to file reports of their ownership of the Company’s securities and any changes in that ownership with the SEC. Based solely on its review of copies of these reports and any written representations from such reporting persons, the Company believes that during 2010 such filing requirements were complied with.

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Brackebusch President	2010	30,000	0	5,000	0	0	0	0	35,000
	2009	26,250	0	201,648	0	0	0	0	227,898
Grant Brackebusch Vice Pres.	2010	67,708	0	5,000	0	0	0	0	72,708
	2009	46,263	0	107,650	0	0	0	0	153,913

(1) Stock Awards include fees earned as Directors.

The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors. In April of 2007, the Board of Directors approved a compensation plan for our President, Fred W. Brackebusch, that states that any time over 130 hours per month is compensated with restricted common stock at a rate of $150 per hour. In January of 2009, the Board of Directors approved a compensation plan for Vice President Grant Brackebusch that awarded him with restricted common stock for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares was calculated quarterly using the average bid price for the quarter as quoted on the OTCQB. Additionally, in 2009, both Fred W. Brackebusch and Grant Brackebusch were compensated with shares in lieu of cash for some of their base salaries as well to conserve limited cash.

In 2010, the restricted stock compensation plans for both Fred W. Brackebusch and Grant A. Brackebusch were discontinued. During the years ended December 31, 2010 and 2009, the Company issued zero and 651,320 shares, respectively, of its restricted common stock valued at $0 and $195,398, respectively, to Fred Brackebusch for management services. During the years ended December 31, 2010 and 2009, the Company issued zero and 338,000 shares, respectively, of its restricted common stock valued at $0 and $101,400, respectively, to Grant Brackebusch for management services.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end
The Company does not currently award the Named Executive Officers options to purchase the Company’s shares, and there were no outstanding equity awards as of December 31, 2010.

Director Compensation

A summary of compensation for the Company’s non-employee Directors, including Ivan R. Linscott, William C. Rust and M. Kathleen Sims for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ivan R. Linscott	2010	0	5,000	0	0	0	0	5,000
	2009	0	6,250	0	0	0	0	6,250
William C. Rust	2010	0	5,000	0	0	0	0	5,000
	2009	0	6,250	0	0	0	0	6,250
M. Kathleen Sims	2010	0	5,000	0	0	0	0	5,000
	2009	0	6,250	0	0	0	0	6,250

(1) Directors Fred W. Brackebusch and Grant A. Brackebusch are executive officers of the Company, therefore, disclosure regarding their compensation as Directors is included in the Executive Officer Compensative Table above

At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2009 and 2010 these shares were valued at $6,250 and $5,000, respectively. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2011 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,900,077 indirect (a) 1,807,861 direct	21.56%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,158,607	7.02%
Common	Terry & Marguerite Tyson County Road U Lipscomb, TX 79056	1,608,528 direct 933,900 indirect	5.65%
Common	William Ritger 750 Ocean Royale Way Juno Beach, FL 33408	3,162,425	7.02%

(1)Based upon 45,022,862 outstanding shares of common stock as of March 1, 2011.

(a) Fred Brackebusch owns 89.6% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 8,817,050 common shares of the Company. Neither MSD nor Fred Brackebusch has the right to acquire any securities pursuant to options, warrants, conversion privileges or other rights.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	7,900,077 indirect (a) 1,807,861 direct	1.56%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	916,973 indirect (b) 725,920 direct	3.65%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, Idaho 83873	160,500	0.36%
Common	William C. Rust, Director P.O. Box 648 Wallace, Idaho 83873	120,000	0.27%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, Idaho 83814	133,000	0.29%
Common	All Directors and Executive Officers as a group (5 individuals)	11,764,331	26.13%

(1) Based upon 45,022,862 outstanding shares of common stock at March 1, 2011.

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

Securities Authorized for Issuance under Equity Plans
The Company does not have an equity compensation plan for issuance of warrants, options or rights. However, the Board of Directors has awarded Fred Brackebusch unregistered Common Stock in addition to his salary, for 2009, for any hours worked over 130 hours per month at a rate of $150 per hour. The Board awarded Grant Brackebusch unregistered Common Stock in addition to his salary in 2009, for an average of 84.5 hours per month at a rate of $100 per hour. The number of shares to be awarded is calculated quarterly by using the average bid price of the Company’s Common Stock. The payment of management with unregistered Common Stock was discontinued in 2010. The Company also occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock at the time to determine the number of shares to be issued.

Changes in Control
None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During each of the years ended December 31, 2009 and 2010, the Company issued 150,000 shares of its unregistered common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $31,250 and $25,000, respectively, for directors and $6,250 and $5,000, respectively, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 25,000 shares in 2009 and 2010 as Directors or Officers in each respective year.

During the year ended December 31, 2009, the Company issued 651,320 of its unregistered common stock valued at $195,398, to Fred Brackebusch for management services. During the year ended December 31, 2009, the Company issued 338,000 shares of its unregistered common stock valued at $101,400 to Grant Brackebusch for management services. No shares were issued to either party in 2010 for management services.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2009 and December 31, 2010 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $29,479 and $23,948 respectively.

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

New Jersey Mining Company

Date:	March 30, 2011	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date:	March 30, 2011	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date:	March 30, 2011	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date:	March 30, 2011	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date:	March 30, 2011	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director