Form 10-Q
period 2011-03-31
NEW JERSEY MINING CO
filed 2011-05-16
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On May 1, 2011, 45,040,662 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2011

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$425,102	$357,317
Investment in marketable equity security at market (cost-$3,868)	9,672	19,344
Interest receivable		276
Miscellaneous receivable		1,676
United Mine Services receivable	14,854	9,848
Golden Chest Joint Venture receivable	146,392	2,065
Prepaid claim fees	8,400	13,440
Inventory	16,716	16,381
Total current assets	621,136	420,347

Property, plant, and equipment, net of accumulated depreciation	1,957,274	1,323,330
Deposit on equipment	310,820
Mineral properties, net of accumulated amortization	871,374	871,374
Deposit on mineral property	10,000
Investment in Golden Chest LLC	553,205	553,205
Reclamation bonds	121,243	121,133
Total assets	$4,445,052	$3,289,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$141,423	$42,958
Accrued payroll and related payroll expenses	56,731	15,986
Obligations under capital lease, current	10,755	13,246
Notes payable, current	56,779	54,661
Total current liabilities	265,688	126,851

Asset retirement obligation	30,253	29,385
Obligations under capital lease, non-current	578	1,403
Notes payable, non-current	104,375	64,720
Total non-current liabilities	135,206	95,508

Total liabilities	400,894	222,359

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized; March 31, 2011-45,017,862 and December 31, 2010-45,017,862 shares issued and outstanding	10,365,429	10,365,429
Deficit accumulated during the development stage	(7,316,494)	(7,313,874)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	5,803	15,475
Total New Jersey Mining Company stockholders' equity	3,054,738	3,067,030
Noncontrolling interest in Mill JV	989,420
Total stockholders’ equity	4,044,158	3,067,030

Total liabilities and stockholders’ equity	$4,445,052	$3,289,389

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010,
And from Inception (July 18, 1996) through March 31, 2011

					From Inception
					(July 18, 1996)
					Through
					March 31, 2011
		March 31, 2011		March 31, 2010	(Unaudited)
Income earned during the development stage:
Sales of gold	$		$		$437,122
Sales of concentrate					601,168
Drilling and exploration contract income		183,836			543,751
Joint venture management fee income		14,035			14,035
Engineering services income		32,700			64,723
		230,571			1,660,799

Costs and expenses:
Direct production costs		544		18,478	1,319,515
Drilling and exploration contract expense		108,997		5,119	316,064
Engineering services expense					13,090
Management		24,228		66,868	1,853,855
Exploration		2,813		31,260	2,411,044
Gain on sale of mineral property					(90,000)
Gain on default of mineral property sale				(50,000)	(320,000)
Net gain on sale of equipment		(12,895)			(47,993)
Depreciation and amortization		14,687		13,194	744,467
General and administrative expenses		102,265		83,678	2,795,989
Total operating expenses		240,639		168,597	8,996,031

Other (income) expense:
Timber sales					(54,699)
Timber expense					14,554
Royalties and other income		(8,612)			(96,433)
Royalties expense					44,089
Gain on sale of marketable equity security					(92,269)
Interest income		(358)		(214)	(48,339)
Interest expense		1,522		3,001	93,409
Write-off of goodwill					30,950
Write-off of investment					90,000
Total other (income) expense		(7,448)		2,787	(18,738)

Net loss		2,620		171,384	7,316,494

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security		9,672		387	(5,803)

Comprehensive loss		$12,292		$171,771	$7,310,691

Net loss per common share-basic	$	Nil	$	Nil	$0.33

Weighted average common shares outstanding-basic		45,017,862		40,996,413	22,171,430

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2011 and 2010,
And from Inception (July 18, 1996) through March 31, 2011

			From Inception
			(July 18, 1996)
	March 31,		through
			March 31, 2011
	2011	2010	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,620)	$(171,384)	$(7,316,494)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation and amortization	14,687	13,194	744,467
(Gain) loss on sale of equipment	(12,895)	400	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(50,000)	(410,000)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	868	868	5,783
Common stock issued for:
Management and directors’ fees			1,139,335
Services and other		425	239,834
Exploration			95,521
Mineral property agreement			15,000
Change in:
Prepaid claim fees	5,040	6,965	(8,400)
Inventory	(335)		(16,716)
Miscellaneous receivable	1,676	919
Interest receivable	276	309
United Mine Services receivable	(5,006)		(14,854)
Golden Chest LLC receivable	(144,327)		(146,392)
Other assets			(778)
Accounts payable	98,465	17,799	151,185
Accrued payroll and related payroll expense	40,745	17,054	56,731
Accrued reclamation costs			(1,443)
Net cash used by operating activities	(3,426)	(163,451)	(5,475,261)
Cash flows from investing activities:
Purchases of property, plant and equipment	(588,604)	(9,547)	(1,693,895)
Deposit on equipment purchase	(310,820)		(310,820)
Purchase of mineral property			(23,904)
Deposit on mineral property purchase	(10,000)		(10,000)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds from sale of equipment	12,676	1,000	49,174
Redemption (purchase) of reclamation bonds	(110)	(45)	(121,243)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	(896,858)	(8,592)	(2,303,227)
Cash flows from financing activities:
Exercise of stock purchase warrants			2,571,536
Sales of common stock, net of issuance costs		529,170	5,241,236
Principal payments on capital lease	(3,316)	(2,363)	(198,081)
Principal payments on notes payable	(18,035)	(16,311)	(400,521)
Note and interest payable, related party, net		(23,558)
Contributions from noncontrolling equity interest in Mill JV	989,420		989,420
Net cash provided (used) by financing activities	968,069	486,938	8,203,590
Net change in cash and cash equivalents	67,785	314,895	425,102
Cash and cash equivalents, beginning of period	357,317	34,087	0
Cash and cash equivalents, end of period	$425,102	$348,982	$425,102
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$1,522	$3,001	$81,389
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable			$12,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$184,213
Notes payable for property and equipment acquired	$62,613		$545,247
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck	$2,785		$2,785

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	The Company and Significant Accounting Policies:

These unaudited interim consolidated financial statements have been prepared by the management of New Jersey Mining Company (the Company) in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company presents its consolidated financial statements in accordance with accounting guidance for development stage entities, as management believes that while the Company’s planned principal operations have commenced, the revenue generated from them is not sufficient to cover all corporate costs. Additional development of the Company’s properties is necessary before a transition is made to reporting as a production stage company.

Principles of Consolidation
At March 31, 2011, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2.	Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC. Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of March 31, 2011 the following related party balances existed with Marathon Gold and GC LLC:

Accounts receivable	$146,392
Drilling and exploration contract income	183,836
Management fees	14,035
Drilling and exploration contract expense	108,997

Engineering income includes engineering services provided to United Mine Services (UMS). UMS holds the noncontrolling interest in the Company's Mill Joint Venture. Engineering services to UMS in the first quarter of 2011 were $32,700. $1,500 was paid to Mine Systems Design, a related party, for office rent in the first quarter of 2011.

3.	Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at March 31, 2011 and December 31, 2010, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value at March 31, 2011 and December 31, 2010.

	Balance at March 31, 2011	Balance at December 31, 2010	Hierarchy Level
Investments in marketable equity securities	$ 9,672	$19,344	Level 1

4.	New Jersey Mill Venture Agreement

The Company has one subsidiary. In January 2011, the New Jersey Mill Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS will provide funding to expand the processing plant to 15 tonnes/hr, which is estimated to cost $2.5 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, which was cancelled by the purchase of the land. The Company is the operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS has contributed $989,420 for a vested, noncontrolling interest of 13% as of March 31, 2011. The Company holds the remaining interest.

5	Subsequent Events

In April of 2011 Newmont North American Exploration (Newmont) withdrew from the Toboggan joint venture it held with the Company. Newmont quitclaimed the entire land package and will transfer to the Company all exploration data obtained during the three years of work that was conducted on the project.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms "New Jersey Mining Company," the "Company," "we," "us," or "our," we are referring to New Jersey Mining Company (the Company) and its subsidiaries, unless the context otherwise requires.

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

Plan of Operation
The Company modified its strategy in 2010 and is continuing that modified strategy in 2011. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now deemphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primarily focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing core drilling and engineering services from its joint venture partners, as well as management fees.

All exploration is now being done at the Golden Chest mine. Other exploration properties include the Toboggan, Niagara/Copper Camp, the Silver Strand, the Coleman, and the Giant Ledge.

Exploration activities at the Golden Chest during the first quarter of 2011 increased substantially compared to prior periods. Exploration activity increased because of the venture agreement with Marathon Gold USA (MUSA) that was signed in December 2010. MUSA contributed $1,000,000 cash at the December closing and $500,000 on March 31, 2011 as required by the venture terms. MUSA is scheduled to contribute $500,000 by June 30, 2011, $1,000,000 by September 30, 2011 and $1,000,000 by November 30, 2011, bringing the total cash contribution by MUSA to $4 million for a 50% ownership of the venture. MUSA has the right to contribute an additional US$3.5 million by November 30, 2012 to take its ownership interest to 60% of the venture. MUSA also has the option to accelerate any of these contributions. During the first quarter of 2011, 1,750 meters of drilling was completed of the planned 10,000 meters drilling for 2011. The Company conducted core drilling operations at the Golden Chest for the venture under a service agreement.

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project was being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont did not complete their earn-in by March 20, 2011 and the joint venture agreement was terminated. Newmont returned all the unpatented claims held by the venture to the Company. The Company is now actively searching for a new joint venture partner to continue exploration of the favorable gold prospects examined by Newmont.

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. Currently the Company is seeking a joint venture partner for exploration and development of the Niagara deposit, and the Copper Camp prospect will be included in the proposed venture. These properties would be kept separate from the Toboggan Project.

The Silver Strand mine is ready for small scale production of about 5,000 tonnes per year. However the New Jersey mineral processing plant is in a construction phase to expand capacity and won’t be re-commissioned until late 2011. Consequently, the Company is seeking a buyer for the mine.

At the Coleman underground mine future plans are to conduct further drilling to locate higher grade reserves. No work is planned in 2011.

The New Jersey mineral processing plant is being expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant will be expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr during 2011. UMS will pay the expansion cost estimated to be $2.5 million. After completion of the expansion, the Company will own 2/3 of the venture and UMS will own 1/3. The Company is the operator of the venture. UMS will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant is under construction and most equipment is on order or already received. UMS has contributed $989,420 for a vested, noncontrolling interest of 13% as of March 31, 2011. The Company holds the remaining interest.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter was $425,102, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the quarter, starting from $357,317, primarily due to increases in cash in the New Jersey Mill Joint Venture accounts.

Results of Operations
Income Earned during the Development Stage (Revenue) for the first quarter of 2011 was $230,571 as compared to nil for the first quarter of 2010. Revenue was higher in 2011 due to contracted services. Figure 2 shows a net loss for the first quarter of 2011 of $2,620 compared to $171,384 for the comparable period of 2010. The net loss for 2011 was less than 2010 because of higher revenue.

There was no gold production in the first quarters of 2011 and 2010. No gold production is expected for 2011 because the mill is shutdown due to construction and only exploration activities are planned for the Golden Chest mine.

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

About $2.5 million in capital expenditures are planned at the New Jersey mineral processing plant to increase the processing rate to 15 tonnes per hour. Expansion costs are paid by our partner, United Mine Services.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, particularly at the Golden Chest. If new joint venture partners are engaged at the Toboggan Project and Niagara-Copper Camp Projects, exploration activities would increase .

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

Drilling and Exploration Income
Drilling and Exploration income increased for the three month period ending March 31, 2011 compared to last year because of drilling activity that was conducted at the Golden Chest under the newly formed Joint Venture agreement.

Joint Venture Management Fees
Joint venture management fees are an income item related to the operation of the recently formed Golden Chest joint venture.

Changes in Direct Production Costs
Direct production costs decreased for the three month period ending March 31, 2011 compared to the comparable period last year because efforts have been redirected towards exploration.

Drilling and Exploration Contract Expense
Drilling and Exploration contract expense has increased for the three month period ending March 31, 2011 compared to the comparable period last year because of increased drilling activity at the Golden Chest.

Changes in Management Costs
Management expenses decreased for the three month period ending March 31, 2011 compared to the comparable period last year because some of the costs have been absorbed by the joint ventures.

Changes in Exploration Costs
Exploration expenses decreased for the three month period ending March 31, 2011 compared to the comparable period last year because most employees have been redirected to the Golden Chest or drilling activities.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s President and Chief Executive Officer who also serves as the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Company’s President, Chief Executive Officer, and principal financial officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files under the Exchange Act.

Changes in internal control over financial reporting.

The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended March 31, 2011.

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

No shares of stock were issued by the Company in the first quarter of 2011.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

Dodd-Frank Disclosure
During the quarter ended March 31, 2011, the Company had no reportable health and safety violations, orders or citations, remedied or remitted to the Mine Safety and Health Administration. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date March 14, 2011

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: March 14, 2011