Form 10-Q
period 2011-06-30
NEW JERSEY MINING CO
filed 2011-08-12
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

On August 1, 2011, 45,040,662 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2011

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$552,434	$357,317
Investment in marketable equity security at market (cost-$3,868)	12,573	19,344
Joint venture receivables	150,884	11,913
Other current assets	3,424	15,392
Inventory	17,443	16,381
Total current assets	736,758	420,347

Property, plant, and equipment, net of accumulated depreciation	2,927,499	1,323,330
Deposit on equipment	419,458
Mineral properties, net of accumulated amortization	871,374	871,374
Investment in Golden Chest LLC	553,205	553,205
Reclamation bonds	121,243	121,133
Total assets	$5,629,537	$3,289,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$291,240	$42,958
Accrued payroll and related payroll expenses	61,772	15,986
Account payable related party	1,500
Account payable United Mine Services	27,848
Obligations under capital lease, current	7,898	13,246
Notes payable, current	111,079	54,661
Total current liabilities	501,337	126,851

Asset retirement obligation	31,121	29,385
Obligations under capital lease, non-current		1,403
Notes payable, non-current	362,591	64,720
Total non-current liabilities	393,712	95,508

Total liabilities	895,049	222,359

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized; June 30, 2011-45,040,662 and December 31, 2010-45,017,862 shares issued and outstanding	10,370,429	10,365,429
Deficit accumulated during the development stage	(7,315,993)	(7,313,874)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	8,705	15,475
Total New Jersey Mining Company stockholders' equity	3,063,141	3,067,030
Noncontrolling interest in New Jersey Mill Joint Venture	1,671,347
Total stockholders’ equity	4,734,488	3,067,030

Total liabilities and stockholders’ equity	$5,629,537	$3,289,389

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the Three and Six Month Periods Ended June 30, 2011 and 2010,
And from Inception (July 18, 1996) through June 30, 2011

								From Inception
								(July 18, 1996)
								Through
		June 30, 2011				June 30, 2010	June 30, 2011	June 30, 2011
		Three Months		Six Months		Three Months	Six Months
Income earned during the development stage:
Sales of gold	$		$			$6,067	$6,067	$437,122
Sales of concentrate								601,168
Drilling and exploration contract income		223,501		407,336		12,085	12,085	767,252
Joint venture management fee income		17,702		31,737				31,737
Engineering services income		36,850		69,550				101,572
		278,053		508,623		18,152	18,152	1,938,851

Costs and expenses:
Direct production costs		3,263		3,806		22,443	40,920	1,322,778
Drilling and exploration contract expense		138,689		247,686		15,489	20,609	454,753
Engineering servicing expense								13,090
Management		24,655		48,883		60,158	127,026	1,878,510
Exploration		4,486		7,299		82,369	113,628	2,415,529
Gain on sale of mineral property								(90,000)
Gain on default of mineral property sale							(50,000)	(320,000)
Net gain on sale of equipment				(12,895)				(47,993)
Depreciation and amortization		19,146		33,833		20,249	33,443	763,613
General and administrative expenses		85,873		188,138		91,333	175,011	2,881,862
Total operating expenses		276,112		516,750		292,041	460,637	9,272,142

Other (income) expense:
Timber sales								(54,699)
Timber expense								14,554
Royalties and other income		(3,012)		(11,624)		(1,811)	(1,811)	(99,445)
Royalties expense								44,089
Gain on sale of marketable equity security								(92,269)
Interest income		(202)		(560)		(397)	(611)	(48,541)
Interest expense		4,654		6,176		1,225	4,227	98,063
Write-off of goodwill and investment								120,950
Total other (income) expense		1,440		(6,008)		(983)	1,805	(17,298)

Net loss (income)		(501)		2,119		272,906	444,290	7,315,993

Net loss attributable to non controlling interest		709		1,405				1,405

Net loss (income) attributable to The Company		(1,210)		714		272,906	444,290	7,314,588

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security		(2,902)		6,770		11,606	11,993	(8,705)

Comprehensive loss (income)		$(4,112)		$7,484		$284,512	$456,283	$7,305,883

Net (income) loss per common share basic and diluted	$	Nil	$	Nil	$	Nil	$0.01	$0.32

Weighted average common shares outstanding basic and diluted		45,040,662		45,029,326		42,364,989	41,684,480	22,566,120

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2011 and 2010,
And from Inception (July 18, 1996) through June 30, 2011

			From Inception
			(July 18, 1996)
	June 30,		through
			June 30, 2011
	2011	2010	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,119)	$(444,290)	$(7,315,993)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	33,833	33,443	763,613
(Gain) loss on sale of equipment	(12,895)	400	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(50,000)	(410,000)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	1,736	1,736	6,651
Common stock issued for:
Management and directors’ fees			1,139,335
Services and other		1,675	239,834
Exploration			95,521
Mineral property agreement			15,000
Change in:
Inventory	(1,061)	(20,927)	(17,443)
Joint venture receivables	(138,970)	0	(150,883)
Contract drilling receivable		(12,085)
Other current assets	11,967	15,066	(3,424)
Other assets			(778)
Accounts payable	248,264	(9,981)	300,985
Accrued payroll and related payroll expense	45,787	29,837	61,772
Accounts payable UMS/Mine Fabrication	27,848		27,848
Accrued reclamation costs			(1,443)
Net cash provided (used) by operating activities	214,390	(455,126)	(5,257,445)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,238,808)	(20,940)	(2,344,099)
Deposit on equipment purchase	(419,458)		(419,458)
Purchase of mineral property			(23,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds from sale of equipment	12,676	1,000	49,174
Redemption (purchase) of reclamation bonds	(110)	(45)	(121,243)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash used by investing activities	(1,645,700)	(19,985)	(3,052,069)
Cash flows from financing activities:
Exercise of stock purchase warrants		33,936	2,571,536
Sales of common stock, net of issuance costs	5,000	529,170	5,246,236
Principal payments on capital lease	(6,751)	(4,983)	(201,516)
Principal payments on notes payable	(44,669)	(35,109)	(427,155)
Note and interest payable, related party, net	1,500	9,192	1,500
Contributions from noncontrolling equity interest in Mill JV	1,671,347		1,671,347
Net cash provided by financing activities	1,626,427	532,206	8,861,948
Net change in cash and cash equivalents	195,117	57,095	552,434
Cash and cash equivalents, beginning of period	357,317	34,087	0
Cash and cash equivalents, end of period	$552,434	$91,182	$552,434
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$6,176	$4,227	$86,043
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable			$12,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired		$5,625	$184,213
Notes payable for property and equipment acquired	$401,763		$884,397
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck	$2,785		$2,785

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

Principles of Consolidation

At June 30, 2011, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2.           Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC LLC). Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of June 30, 2011, a related party account receivable existed with Marathon Gold and GC LLC for $127,033. In addition, income and expense items for the three and six month periods ending June 30, 2011 related to Marathon Gold and GC LLC were as follows:

		Three Months	Six Months
•	Drilling and exploration contract income	223,501	407,336
•	Joint Venture Management fees income	17,702	31,737
•	Drilling and exploration contract expense	138,689	247,686

Engineering services income includes engineering services provided to United Mine Services (UMS). UMS holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to UMS in the three and six month periods ending June 30, 2011 were $36,850 and $69,550 respectively. As of June 30, 2011, $27,848 was recorded as an account payable to Mine Fabrication and Machine, a wholly owned subsidiary of UMS, a related party. $1,500 is payable quarterly and was paid by the Company to Mine Systems Design, a related party, for office rent in the first quarter of 2011. The second quarter's office rent to Mine System Design was recorded as a related party account payable on June 30, 2011

3.           Equity

Common Stock Issued for Cash

The Company issued 22,800 shares of common stock for cash at a fair value price of approximately $0.22 per share totaling $5,000 in the second quarter of 2011, no stock was issued in the first quarter of 2011

4.           Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at June 30, 2011 and December 31, 2010, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value on a recurring basis at June 30, 2011 and December 31, 2010.

	Balance at June 30, 2011	Balance at December 31, 2010	Hierarchy Level
Investments in marketable equity securities	$ 12,573	$19,344	Level 1

5.           Notes Payable

During the first and second quarters of 2011 the Company obtained the following assets which included a related note payable

Description of Asset	Price	Note amount	Interest rate	Term	Payments
Parcel of land referred to as Highwater	$ 40,133	$ 36,000	5.0%	38 month	$1,000
2011 Dodge pick-up	39,213	26,613	0.0%	36 month	739
Hagby DE130 core drill rig	255,450	204,000	6.9%	36 month	6,290
2005 Dodge pick-up	25,650	17,150	8.0%	48 month	420
Parcel of land referred to as Little Baldy, amortized over 360 months w. balloon payment for remaining principal at 120 months	140,139	118,000	11.0%	120 month	1,122
Total	$500,585	$401,763

The Hagby DE130 note was personally guaranteed by president Fred Brackebusch and Vice President Grant Brackebusch.

6.           New Jersey Mill Joint Venture Agreement

The Company has one subsidiary. In January 2011, the New Jersey Mill Joint Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS will provide funding to expand the processing plant to 15 tonnes/hr, which is estimated to cost $2.5 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, which was cancelled by the purchase of the land. The Company is the operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS has contributed $1,671,347 for a vested, noncontrolling interest of 22% as of June 30, 2011. The Company holds the remaining interest. Losses attributed to the Mill JV are the result of equipment depreciation expenses charged to the Joint Venture. For the three and six month periods ending June 30, 2011 they are $2,129 and $4,258, respectively.

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

Plan of Operation
The Company modified its strategy in 2010 and is continuing that modified strategy in 2011. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now de-

emphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primarily focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing core drilling and engineering services from its joint venture partners, as well as management fees.

All exploration is now being done at the Golden Chest mine. Other exploration properties include the Toboggan, Niagara/Copper Camp, the Silver Strand, the Coleman, and the Giant Ledge.

Exploration activities at the Golden Chest during the second quarter of 2011 increased substantially compared to prior periods. Exploration activity increased because of the venture agreement with Marathon Gold USA (MUSA) that was signed in December 2010. MUSA contributed $1,000,000 cash at the December closing, $500,000 on March 31, 2011 and $500,000 on June 30, 2011 as required by the venture terms. MUSA is scheduled to contribute $1,000,000 by September 30, 2011 and $1,000,000 by November 30, 2011, bringing the total cash contribution by MUSA to US$4 million for a 50% ownership of the venture. MUSA has the right to contribute an additional $3.5 million by November 30, 2012 to take its ownership interest to 60% of the venture. MUSA also has the option to accelerate any of these contributions. During the second quarter of 2011, 2,053 meters of drilling was completed which is 20% of the planned drilling for 2011. Additional drilling equipment was purchased to increase the rate of drilling on the project. The Company conducted core drilling operations at the Golden Chest for the venture under a service agreement.

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

The New Jersey mineral processing plant is being expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (UMS) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant will be expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr during 2011. UMS will pay the expansion cost estimated to be $2.5 million. After completion of the expansion, the Company will own 2/3 of the venture and UMS will own 1/3. The Company is the operator of the venture. UMS will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant is under construction and most equipment is on order or already received. About 70% of the funds for expansion have been received from United Mine Services.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter was $552,434, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the quarter, starting from $357,317, primarily due to increases in cash in the joint venture accounts.

Results of Operations
Income Earned during the Development Stage (Revenue) for the second quarter of 2011 was $278,053 as compared to $18,152 for the second quarter of 2010. Revenue was higher in 2011 due to contracting services. Figure 2 shows a net profit for the second quarter of 2011 of $501 compared to a $272,906 net loss for the comparable period of 2010. The net income for 2011 compared to the net loss for 2010 was a result of increased revenue.

There was no gold production in the second quarter of 2011 compared to 26 ounces in the second quarter of 2010. No gold production is expected for 2011 because the mill is shut down due to construction and only exploration activities are planned for the Golden Chest mine.

Preliminary plans at the Golden Chest mine include only exploration in 2011 but in 2012, ramp access may be extended to the Idaho vein reserves. When the Idaho vein ramp development is completed there will be more than 200,000 tonnes available for production from currently existing reserves.

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

Drilling and Exploration Income
Drilling and Exploration income increased for the three and six month periods ending June 30, 2011 compared to last year because of drilling activity that was conducted at the Golden Chest under the recently formed Joint Venture agreement.

Joint Venture Management Fees
Joint venture management fees are an income item related to the operation of the recently formed Golden Chest joint venture.

Engineering Services Income
Engineering services income is received from UMS for engineering services provided to them for the expansion of the mill.

Changes in Direct Production Costs
Direct production costs decreased for the three and six month periods ending June 30, 2011 compared to the comparable periods last year because efforts have been redirected towards exploration.

Drilling and Exploration Contract Expense
Drilling and Exploration contract expense has increased for the three and six month periods ending June 30, 2011 compared to the comparable periods last year because of increased drilling activity at the Golden Chest.

Changes in Management Costs
Management expenses decreased for the three and six month periods ending June 30, 2011 compared to the comparable period last year because some of the costs have been absorbed by the joint ventures.

Changes in Exploration Costs
Exploration expenses decreased for the three and six month periods ending June 30, 2011 compared to the comparable period last year because most employees have been redirected to the Golden Chest or drilling activities.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended June 30, 2011.

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

During the second quarter of 2011 the Company issued 22,800 shares of unregistered common stock at $0.22 for net proceeds of $5,000 to certain accredited and sophisticated individuals in exchange for cash. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws. No shares of stock were issued by the Company in the first quarter of 2011.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

Dodd-Frank Disclosure

During the quarter ended June 30, 2011, the Company had no reportable health and safety violations, orders or citations, remedied or remitted to the Mine Safety and Health Administration. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date August 10, 2011

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 10, 2011