Form 10-Q/A
period 2011-03-31
NEW JERSEY MINING CO
filed 2011-08-18
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q /A

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

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC. Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of March 31, 2011 the following related party balances existed with Marathon Gold and GC LLC:

•	Accounts receivable	$ 146,392
•	Drilling and exploration contract income	183,836
•	Management fees	14,035
•	Drilling and exploration contract expense	108,997

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
Date August 17 , 2011

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 17 , 2011