Form 10-Q
period 2011-09-30
NEW JERSEY MINING CO
filed 2011-11-10
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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

Large Accelerated Filer ____.	Accelerated Filer ____.
Non-Accelerated Filer ____.	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ]    No [X]

On November 1, 2011, 45,045,662 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$437,564	$357,317
Investment in marketable equity security at market (cost-$3,868)	13,200	19,344
Joint venture receivables	191,240	11,913
Other current assets	61,489	15,392
Inventory	19,082	16,381
Total current assets	722,575	420,347

Property, plant, and equipment, net of accumulated depreciation	3,123,185	1,323,330
Deposit on equipment	422,995
Mineral properties, net of accumulated amortization	871,374	871,374
Investment in Golden Chest LLC	553,205	553,205
Reclamation bonds	121,243	121,133
Total assets	$5,814,577	$3,289,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$80,036	$42,958
Accrued payroll and related payroll expenses	55,006	15,986
Account payable related party	1,500
Accounts payable joint venture and related party	75,312
Obligations under capital lease, current	4,335	13,246
Notes payable, current	100,626	54,661
Total current liabilities	316,815	126,851

Asset retirement obligation	31,989	29,385
Obligations under capital lease, non-current		1,403
Notes payable, non-current	335,672	64,720
Total non-current liabilities	367,661	95,508

Total liabilities	684,476	222,359

Stockholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized; September 30, 2011-45,040,662 and December 31, 2010-45,017,862 shares issued and outstanding	10,370,429	10,365,429
Deficit accumulated during the development stage	(7,200,022)	(7,313,874)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	9,332	15,475
Total New Jersey Mining Company stockholders' equity	3,179,739	3,067,030
Noncontrolling interest in New Jersey Mill Joint Venture	1,950,362
Total stockholders’ equity	5,130,101	3,067,030

Total liabilities and stockholders’ equity	$5,814,577	$3,289,389

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2011 and 2010,
And from Inception (July 18, 1996) through September 30, 2011

								From Inception
								(July 18, 1996)
								Through
		September 30, 2011				September 30, 2010		September 30, 2011
		Three Months		Nine Months		Three Months	Nine Months
Income earned during the development stage:
Sales of gold	$		$			$5,343	$11,410	$437,122
Sales of concentrate								601,168
Drilling and exploration contract income		456,409		863,745		120,255	132,340	1,223,660
Joint venture management fee income		24,583		56,320				56,320
Engineering services income		21,150		90,700		10,415	10,415	122,722
		502,142		1,010,765		136,013	154,165	2,440,992

Costs and expenses:
Direct production costs		4,591		8,398		8,571	49,491	1,327,369
Drilling and exploration contract expense		226,987		474,673		56,287	76,896	681,739
Engineering servicing expense						375	375	13,090
Management		24,121		73,004		59,205	186,231	1,902,631
Exploration		2,446		9,745		37,575	151,203	2,417,976
Gain on sale of mineral property								(90,000)
Gain on default of mineral property sale							(50,000)	(320,000)
Net gain on sale of equipment				(12,895)		(30,500)	(30,098)	(47,993)
Depreciation and amortization		30,527		64,360		13,050	46,493	794,140
General and administrative expenses		92,692		280,830		65,687	240,297	2,974,554
Total operating expenses		381,364		898,115		210,250	670,888	9,653,506

Other (income) expense:
Timber sales								(54,699)
Timber expense								14,554
Royalties and other income		(3,000)		(14,624)		(1,284)	(3,095)	(102,445)
Royalties expense								44,089
Gain on sale of marketable equity security								(92,269)
Interest income		(137)		(697)		(112)	(723)	(48,678)
Interest expense		7,943		14,119		3,366	7,593	106,006
Write-off of goodwill and investment								120,950
Total other (income) expense		4,806		(1,202)		1,970	3,775	(12,492)

Net income (loss)		115,972		113,852		(76,207)	(520,498)	(7,200,022)

Net loss attributable to non controlling interest		703		2,108				2,108

Net income (loss) attributable to The Company		116,675		115,960		(76,207)	(520,498)	(7,197,914)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity security		627		(6,143)			(11,993)	9,332

Comprehensive income (loss)		$117,302		$109,817		$(76,207)	$(532,491)	$(7,188,582)

Net income (loss) per common share basic and diluted	$	Nil	$	Nil	$	Nil	$(0.01)	$(0.31)

Weighted average common shares outstanding basic and diluted		45,040,662		45,033,174		42,703,101	42,020,248	22,946,664

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2011 and 2010,
And from Inception (July 18, 1996) through September 30, 2011

			From Inception
			(July 18, 1996)
	September 30,		through
			September 30, 2011
	2011	2010	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$113,852	$(520,498)	$(7,200,022)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	64,360	46,493	794,140
(Gain) loss on sale of equipment	(12,895)	(30,098)	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property		(50,000)	(410,000)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	2,604	2,604	7,519
Common stock issued for:
Management and directors’ fees		31,240	1,139,335
Services and other		17,113	239,834
Exploration			95,521
Mineral property agreement			15,000
Change in:
Inventory	(2,700)	(12,618)	(19,082)
Joint venture receivables	(179,327)	(1,665)	(191,240)
Contract drilling receivable		(71,795)
Other current assets	(46,097)	1,137	(61,488)
Other assets			(778)
Accounts payable	37,060	(12,446)	89,780
Accrued payroll and related payroll expense	39,019	14,501	55,005
Accounts payable joint venture and related party	75,312		75,312
Accrued reclamation costs			(1,443)
Net cash provided (used) by operating activities	91,188	(586,032)	(5,380,647)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,465,021)	(21,043)	(2,570,312)
Deposit on equipment purchase	(422,995)		(422,995)
Purchase of mineral property			(23,904)
Proceeds from sale of mineral property			120,000
Deposit received on sale of mineral property			320,000
Proceeds from sale of equipment	12,676	31,498	49,174
Redemption (purchase) of reclamation bonds	(110)	(45)	(121,243)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	(1,875,450)	10,410	(3,281,819)
Cash flows from financing activities:
Exercise of stock purchase warrants		33,936	2,571,536
Sales of common stock, net of issuance costs	5,000	580,170	5,246,236
Principal payments on capital lease	(10,314)	(8,069)	(205,079)
Principal payments on notes payable	(82,040)	(53,273)	(464,526)
Note and interest payable, related party, net	1,500	10,610	1,500
Contributions from noncontrolling equity interest in Mill JV	1,950,363		1,950,363
Net cash provided by financing activities	1,864,509	563,374	9,100,030
Net change in cash and cash equivalents	80,247	(12,248)	437,564
Cash and cash equivalents, beginning of period	357,317	34,087	0
Cash and cash equivalents, end of period	$437,564	$21,839	$437,564
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$14,119	$7,593	$93,986
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable		$525	$12,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired		$5,625	$184,213
Notes payable for property and equipment acquired	$401,763		$884,397
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck	$2,785		$2,785

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	The Company and Significant Accounting Policies

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company presents its consolidated financial statements in accordance with accounting guidance for development stage entities, as management believes that while the Company’s planned principal operations have commenced, the revenue generated from them is not sufficient to consistently cover all corporate costs. Additional development of the Company’s properties is necessary before a transition is made to reporting as a production stage company.

Principles of Consolidation
At September 30, 2011, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2.	Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC LLC). Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of September 30, 2011, a related party account receivable existed with MUSA and GC LLC for $172,268. In addition, income and expense items for the three and nine month periods ending September 30, 2011 related to MUSA and GC LLC were as follows:

		Three Months	Nine Months
•	Drilling and exploration contract income	456,409	863,745
•	Joint Venture Management fees income	24,583	56,320
•	Drilling and exploration contract expense	226,987	474,673

Engineering services income includes engineering services provided to United Mine Services (UMS). UMS holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to UMS in the three and nine month periods ending September 30, 2011 were $21,150 and $90,700 respectively. As of September 30, 2011, a related party account receivable existed with the Mill Joint Venture and UMS for $18,972. As of September 30, 2011, $75,312 was recorded as an account payable to Mine Fabrication and Machine, a wholly owned subsidiary of UMS, a related party. $1,500 is payable quarterly by the Company to Mine Systems Design, a related party, for office rent. The third quarter's office rent to Mine System Design was recorded as a related party account payable on September 30, 2011

3	Equity

Common Stock Issued for Cash
The Company issued 22,800 shares of common stock for cash at a fair value price of approximately $0.22 per share totaling $5,000 in the second quarter of 2011. No stock was issued in the first or third quarter of 2011

4.	Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at September 30, 2011 and December 31, 2010, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value on a recurring basis at September 30, 2011 and December 31, 2010.

	Balance at September 30, 2011	Balance at December 31, 2010	Hierarchy Level
Investments in marketable equity securities	$ 13,200	$19,344	Level 1

5.	Joint Venture partnerships

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount.

At September 30, 2011 and December 31, 2010, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2011			December 31, 2010
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	74%	Yes	Consolidated	--	--	--
Golden Chest LLC	63%	No	Cost	88%	No	Cost

6.	New Jersey Mill Joint Venture Agreement

In January 2011, the New Jersey Mill Joint Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS will provide funding to expand the processing plant to 15 tonnes/hr, which is estimated to cost $2.5 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, which was cancelled by the purchase of the land. The Company is the operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS has contributed $1,950,363 for a vested, noncontrolling interest of 26% as of September 30, 2011. The Company holds the remaining interest. Losses attributed to the Mill JV are the result of equipment depreciation expenses charged to the Joint Venture. For the three and nine month periods ending September 30, 2011 they are $2,129 and $6,386, respectively.

7.	Golden Chest LLC Joint Venture

The Company has a joint venture with Marathon Gold USA (MUSA). Upon MUSA's completion of their initial contribution the company and MUSA each will have 50% ownership and an equal amount of control over the joint venture. As of September 30, 2011 MUSA has contributed $3,000,000 of their initial contribution for an effective ownership percentage of 37% however they are represented in the controlling body by 50% membership unless they default on their contribution schedule. Full contribution of their initial contribution is expected by November 30, 2011.

8.	Property, Plant, and Equipment

Property, plant and equipment at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31,2010
Mill land at cost	$225,289
Mill building at cost	375,420	$128,566
Milling equipment at cost	1,999,862	1,095,330
Less accumulated depreciation		(80,385)
Total mill	2,600,571	1,143,511

Building and equipment at cost	651,734	479,720
Less accumulated depreciation	(388,529)	(379,038)
Total building and equipment	263,205	100,682

Land	259,409	79,137

Total	$3,123,185	$1,323,330

9.	New Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. As a result, the presentation of other comprehensive income will be broadly aligned with IFRS. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Management does not believe ASU 2011-05 will have a material effect on the Company’s consolidated financial statements.

10.	Subsequent Events

The Company held an annual meeting on October 28, 2011. At that meeting an amendment to the articles of incorporation of the Company was approved by the shareholders which increased the authorized shares of no par value common stock of the Company from 50 million shares to 200 million shares.

Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. relating to the Niagara and Copper Camp properties. The terms of the agreement with Desert Copper include an option to purchase the properties for $250,000 and 3.5 million shares of Desert Copper Corporation (the parent of Desert Copper USA Corp.). The option period is five years and Desert Copper is required to make annual payments of $20,000 to the Company as well as pay all costs associated with the properties. As a result of the option agreement with Desert Copper, the Company exercised its option with Revett Metals Associates to enter a mining agreement for the Niagara property.

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

Exploration activities at the Golden Chest during the third quarter of 2011 increased substantially compared to prior periods. Exploration activity increased because of the venture agreement with Marathon Gold USA (MUSA) that was signed in December 2011. MUSA contributed $1,000,000 cash at the December closing, $500,000 on March 31, 2011, $500,000 on June 30, 2011 and $1,000,000 by September 30, 2011 as required by the venture terms. MUSA is scheduled to contribute US$1,000,000 by November 30, 2011, bringing the total cash contribution by MUSA to $4 million for a 50% ownership of the venture. MUSA has the right to contribute an additional $3.5 million by November 30, 2012 to take its ownership interest to 60% of the venture. MUSA also has the option to accelerate any of these contributions. During the third quarter of 2011, 4,240 meters of drilling was completed which is 42% of the planned drilling for 2011. Additional drilling equipment was used to increase the rate of drilling on the project. The Company conducted core drilling operations at the Golden Chest for the venture under a service agreement.

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

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. relating to the Niagara and Copper Camp properties. The terms of the agreement with Desert Copper include an option to purchase the properties for $250,000 and 3.5 million shares of Desert Copper Corporation (the parent of Desert Copper USA Corp.). The option period is five years and Desert Copper is required to make annual payments of $20,000 to the Company as well as pay all costs associated with the properties. As a result of the option agreement with Desert Copper, the Company exercised its option with Revett Metals Associates to enter a mining agreement for the Niagara property.

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

The New Jersey mineral processing plant is being expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant will be expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr during 2011. UMS will pay the expansion cost estimated to be $2.5 million. After completion of the expansion, the Company will own 2/3 of the venture and UMS will own 1/3. The Company is the operator of the venture. UMS will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant is under construction and most equipment is on order or already received. Completion of the expansion project is expected around year end 2011. About 90% of the funds for expansion have been received from United Mine Services.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter was $437,564, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance decreased during the quarter, starting from $552,434, primarily due to changes in cash in the joint venture accounts.

Results of Operations
Income Earned during the Development Stage (Revenue) for the third quarter of 2011 was $502,142 as compared to $136,013 for the third quarter of 2010. Revenue was higher in 2011 due to contracting services. Figure 2 shows net income for the third quarter of 2011 of $115,972 compared to a loss of $76,207 for the comparable period of 2010. The net income for 2011 was higher than 2010 because of higher revenue.

There was no gold production in the third quarter of 2011 nor in the third quarter of 2010. No gold production is expected for 2011 because the mill is shut down due to construction and only exploration activities are planned for the Golden Chest mine.

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

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, particularly at the Golden Chest. If new joint venture partners are engaged at the Toboggan Project, exploration activities would increase

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC from funds provided by Marathon Gold. The Company also receives a management fee as Manager of the venture. The Company receives payment for engineering services from United Mine Services for the mill expansion project. No additional financing activities are necessary in 2011 unless exploration plans are expanded.

Changes in Joint Venture Receivables
Joint Venture receivables increased as of September 30, 2011 compared to December 31, 2010 as a result of increased activity with the Company's joint ventures.

Changes in Other Current Assets
Other current assets increased as of September 30, 2011 compared to December 31, 2010 because of an increase in prepaid claim fees related to the Niagara property, previously claim fees were paid by Newmont Exploration as part of an exploration agreement that is now expired.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased as of September 30, 2011 compared to December 31, 2010 because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Deposit on Equipment
Deposit on Equipment increased as of September 30, 2011 compared to December 31, 2010 because of equipment deposits related to the New Jersey Mill Joint Venture expansion.

Accounts Payable and Accounts Payable United Mine Services
Accounts Payable and Accounts Payable United Mine Services increased as of September 30, 2011 compared to December 31, 2010 because of activity related to the New Jersey Mill Joint Venture expansion.

Accrued Payroll and related Payroll Expenses
Accrued Payroll and related Payroll Expenses increased as of September 30, 2011 compared to December 31, 2010 because of increased activity related to the GC LLC and the Golden Chest Mine.

Notes Payable
Notes Payable increased as of September 30, 2011 compared to December 31, 2010 because so new notes that were acquired by the company in 2010, most notably was a note for $204,000 for a new core drilling machine that is being utilized on a contract basis by the Company at the Golden Chest Mine to the GC LLC

Noncontrolling interest in New Jersey Mill Joint Venture
Non controlling interest in New Jersey Mill Joint Venture increased as of September 30, 2011 compared to December 31, 2010 because of investment in the New Jersey Mill Joint Venture by the Company's joint venture partner United Mine Services.

Drilling and Exploration Income
Drilling and Exploration income increased for the three and nine month periods ending September 30, 2011 compared to last year because of drilling activity that was conducted at the Golden Chest under the recently formed Joint Venture agreement.

Joint Venture Management Fees
Joint venture management fees are an income item related to the operation of the recently formed Golden Chest joint venture.

Engineering Services Income
Engineering services income is received from UMS for engineering services provided to them for the expansion of the mill.

Changes in Direct Production Costs
Direct production costs decreased for the three and nine month periods ending September 30, 2011 compared to the comparable periods last year because efforts have been redirected towards exploration.

Drilling and Exploration Contract Expense
Drilling and Exploration contract expense has increased for the three and nine month periods ending September 30, 2011 compared to the comparable periods last year because of increased drilling activity at the Golden Chest.

Changes in Management Costs
Management expenses decreased for the three and nine month periods ending September 30, 2011 compared to the comparable period last year because some of the costs have been absorbed by the joint ventures.

Changes in Exploration Costs
Exploration expenses decreased for the three and nine month periods ending September 30, 2011 compared to the comparable period last year because most employees have been redirected to the Golden Chest or drilling activities.

(Gain) Loss on Sale of Equipment
Gain on Sale of Equipment decreased in 2011 compared to 2010 because of the sale of several pieces of equipment in the third quarter of 2010.

Gain on Sale of Mineral Property
Gain on Sale of Mineral Property decreased in 2011 compared to 2010 because in 2010 the default on a sale of property by a proposed joint venture partner was recorded as a gain.

Depreciation
Depreciation increased in the three and nine month periods ending September 30, 2011 compared to the comparable periods last year, most notably because of the new core drill which was placed in service in June 2011.

General and Administrative
General and administrative expenses have increased in the three and nine month periods ending September 30, 2011 compared to the comparable periods last year because of increased activities involving to two new joint ventures.

Interest
Interest expense has increased for the three and nine month periods ending September 30, 2011 compared to 2010 because of increased note payable balances related to equipment and land acquired.

Sales of Common Stock and Exercise of Stock Purchase Warrants
Sales of Common Stock and exercise of Stock Purchase Warrants have decreased in 2011 compared to 2011 because funding for operations and exploration has been received from drilling and joint venture sources in 2011.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended September 30, 2011.

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

During the second quarter of 2011 the Company issued 22,800 shares of unregistered common stock at $0.22 for net proceeds of $5,000 to certain accredited and sophisticated individuals in exchange for cash. In management’s opinion, the sale of the restricted shares, as defined under Rule 144, was made in reliance on exemptions from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended and other applicable Federal and state securities laws. No shares of stock were issued by the Company in the first or third quarter of 2011.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. REMOVED AND RESERVED

Item 5. OTHER INFORMATION

Dodd-Frank Disclosure
During the quarter ended September 30, 2011, the Company had one significant and substantial citation from the Mine Safety and Health Administration for a safety infraction at the Golden Chest property. The citation cited the lack of berms on the mine access road which was corrected shortly after the citation was issued. The amount of this fine was $946. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date November 9, 2011

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 9, 2011