Form 10-K
period 2011-12-31
NEW JERSEY MINING CO
filed 2012-03-28
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

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
Yes[X]     No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [   ]     No [X]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2011 was $8,020,000.

On March 1, 2012 there were 45,305,862 shares of the registrant’s Common Stock outstanding.

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

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business.
There have been no material reclassifications, mergers, consolidations, purchases, or sales not in the ordinary course of business for the past three years.

BUSINESS OF THE COMPANY

General Description of the Business
The Company is involved in exploring for and developing gold, silver, and base metal ore resources in the Pacific Northwest of the USA. The Company has a portfolio of mineral properties including: the Golden Chest mine, the Niagara copper silver-deposit, the New Jersey mine and mill, the Toboggan exploration project, and several other exploration prospects. The New Jersey Mill Joint Venture is a consolidated subsidiary.

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. In addition to mineral exploration, the Company is also the manager of the New Jersey Mill Joint Venture which will process both silver and gold ores through an expanded 350 tonnes per day flotation plant. The Company also provides contract drilling and engineering services to its joint venture partners which provides another source of revenue. The Company modified its strategy in 2010. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now de-emphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities.

The new strategy is less reliant on private placements of common stock with qualified investors, though the Company’s exploration and development progress is still dependant on securing financing in one form or another.

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

We are also subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. We attempt to mitigate this risk by focusing our efforts in an area already known to host deposits, and also by acquiring properties we believe have the geologic and technical merits to host economic mineralization. Another significant risk is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, it would, most likely, lead to a loss of investor interest in the mineral exploration sector which would make it more difficult to raise the capital necessary to move our exploration and development plans forward.

Effect of Existing or Probable Governmental Regulations on the Business
Our business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

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

The New Jersey mine and the Golden Chest properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any of our mines. There is no known evidence that previous operations at the New Jersey mine prior to 1910 caused any groundwater or stream pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, such evidence could be uncovered. The nature of the risk would probably be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s mines. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. NJMC has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ended December 31, 2011 and 2010, we spent $10,850 and $158,223, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)
No major Federal permits are required for the Golden Chest and New Jersey mines because the operations are on private land and there are no process discharges to surface waters. However, any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. Our exploration programs on public land can be delayed for significant periods of time (one to two years) because of the slow permitting process applied by the USFS. We believe the USFS permitting delays are caused by insufficient manpower, complicated regulations, misplaced priorities, and sympathy for environmental groups who oppose all mining projects.

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

The New Jersey mine has two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey mine was completed in November of 2007. The Idaho Cyanidation permit requires monthly surface water and quarterly groundwater monitoring during the operation of the CLP. It is estimated that water monitoring cost associated with operating the CLP is approximately $6,000 per year.

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

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is 18 including President Fred Brackebusch and Vice President Grant Brackebusch.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2012. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

Mill Joint Venture Agreement
On January 7, 2011, the Company signed a joint venture agreement with United Mine Services (UMS), a wholly-owned subsidiary of United Silver Corporation, to increase the capacity of the New Jersey mill. UMS is funding the expansion of the mill to process 350 tonnes per day and will receive a 33% interest in joint venture assets plus the right to process 7,000 tonnes of their ore per month. NJMC is the manager of the joint venture and will retain a 67% interest in the joint venture assets plus the right to process 3,000 tonnes per month of its own ores. The property covered by the joint venture agreement includes the crushing circuit, grinding circuit, flotation circuit, concentrate leach plant, patented and unpatented claims (excluding mineral rights), and buildings.

Mineral Property
The Company owns 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The Coleman pit and the current underground workings are located on the patented mining claims wholly owned by the Company.

Mineral Leases
A mineral lease, known as the Grenfel lease, with Mine Systems Design, Inc. (MSD) covers the mineral rights to 68 acres located north of the New Jersey mine area. The lease has a fifteen year term and thereafter so long as mining operations are deemed continuous. The lessor may terminate the lease upon the Company's failure to perform under the terms of the lease. A 3% net smelter return (NSR) royalty will be paid to the lessor if production is achieved. However, the NSR royalty shall not exceed 10% of the net proceeds, except the NSR royalty shall not be less than 1%. No advance royalties or other advance payments are required by this lease.

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

Present Condition and Work Completed on the Property
The construction of an expanded mill capable of processing 350 tonnes per day of sulfide ore to produce a single flotation concentrate was started in 2011. The mill expansion is budgeted to cost approximately $2.5 million which is funded completely by UMS. The expansion project includes the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) has not been renovated.

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

In 2008, the Company completed an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 84 meters of drifting were completed with 20 meters of that on the vein before it was displaced by a fault. No exploration or development work was completed by the Company in 2009. In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman vein at nearly a right angle. This raise was driven about 12 meters vertically and produced 367 dry tonnes for the New Jersey mill that assayed 2.68 gpt gold. No exploration work was completed on the Coleman vein or other prospects at the New Jersey mine in 2011.

As of December 31, 2011, the Company had a net capital cost of $3,377,947 associated with the mineral processing plant and a capitalized development plus investment cost of $604,792 associated with the mine.

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

Reserves
The reserves at the New Jersey mine, as of this date, are those contained in an underground mine plan. The designed stope block extends from the surface to the Keyhole Tunnel level. Grade estimation for the block is based upon calculated head grades from production from the Coleman vein during the 2008 and 2010 exploration campaigns.

Underground Mine (Proven & Probable)

Ore Block	Metric Tonnes	Gold Grade (grams per tonne)	Ounces (gold)
Total	51,604	3.20	5,310

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve block. The ounces stated in the above table are contained ounces. The cutoff grade used was 1.5 grams/tonne gold. The cutoff grade is based on historical costs of underground mining on the Coleman vein with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $40.39/gram ($1,256.13/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

GOLDEN CHEST

Location
The Golden Chest mine is an underground mine located in Reeder Gulch about 2.4 kilometers east of Murray, Idaho along Forest Highway 9. The property consists of 24 patented mining claims and 70 unpatented claims covering approximately 515 hectares (1,270 acres). The site is accessible by an improved dirt road. A 30 ft by 20 ft steel-clad pole building is present near the ramp portal and is used as a shop and a dry. A second pole building 36 ft by 70 ft was erected on the site in 2011 and is used for core logging and office space. Single phase electrical power supplied by Avista Utilities has been installed to the portal site in Reeder Gulch and the new core building.

Property Ownership
Beginning in December 2010, the Golden Chest is owned by Golden Chest LLC (GC), which is owned 50% by the Company (NJMC) and 50% by Marathon Gold Corporation through its wholly-owned US subsidiary, Marathon Gold USA Corp. (MUSA). GC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3,750,000 and paid $500,000 on the closing date of December 16, 2010, made a second payment of $500,000 in December 2011, and has agreed to pay the sellers $500,000 each year for the next five years with a final payment of $250,000 on the seventh anniversary. The sellers have a first mortgage on the mine as security for future payment owing. There are no production royalties underlying the Golden Chest property.

Present Condition and Work Completed on the Property
The Company started work on the property in 2004. A ramp 440 meters in length connecting the surface to the historic No. 3 level, known as the North Ramp, was completed in the fourth quarter of 2008.

For each year from 2004 through 2008, the Company completed an exploration core drilling program on the Golden Chest property. A total of 3,415 meters of core drilling has been completed from the surface. The majority of these holes were targeted to extend the Idaho vein below the No. 3 and were successful. In 2011, the joint venture partners completed the most aggressive exploration project in the history of the mine which included 11,300 meters of surface core drilling. A total of 102 NQ-2 size drill holes were completed. Other surface work completed included the construction of a new core shed, construction of new roads, surface geologic work, surface and underground surveying, and the reestablishment of patented claim corners. Work completed underground included the rehabilitation of No. 3 level and an exploration crosscut on the Intermediate level. The exploration work culminated in the completion of a Canadian National Instrument 43-101 resource estimate report by an independent, third party consultant. The exploration program as well as the property payments were funded by Marathon Gold Corporation’s initial contribution of $4 million.

As of December 31, 2011, the Company had a capitalized development plus investment cost of $553,205 associated with the Golden Chest mine.

Exploration and Development Plans
Approximately 20,000 meters of core drilling, both surface and underground, is planned for 2012. A reconnaissance surface exploration program and the underground rehabilitation of the No. 3 drift are also planned for 2012.

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

Reserves
Ore grades and dimensions of the reserve block are based on ten diamond drillholes through the Idaho vein with an average spacing of 40 meters and 30 drift samples. Reserves were calculated by the Company’s geologist and chief mine engineer using a polygonal method with a cutoff grade of 2.0 gpt gold, and a minimum mining width of 2 meters. The reserves stated herein did not use the drilling information gathered in 2011.

The reserves were calculated using estimated costs and operating parameters of a 100 tonne-per-day underground mining and mineral processing operation. The estimated costs are based on the Company’s actual costs of mining and processing ore from the Golden Chest. Overall metallurgical recovery of gold is expected to be 92% based on the Company’s experience at the New Jersey mill and CLP. Gold prices used are based upon a three year average or $40.39/gram ($1,256.13/troy ounce).

Classification	Metric Tonnes	Gold Grade (grams per tonne)	Ounces of Gold
Proven & Probable	242,058	5.10	39,694

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve blocks. Proven and probable reserves are combined as they cannot be readily separated.

NIAGARA PROJECT

Location
The Niagara copper-silver deposit is located near the forks of Eagle Creek about seven kilometers northwest of the Company's Golden Chest operation. The property is without known ore reserves, and consists of 33 unpatented claims that cover about 650 acres. Access to the site is maintained through the use of a USFS road which is closed to the general public. No electrical energy is present at the site.

Mineral Agreement
In October of 2011, the Company signed an exploration agreement and option to purchase mining claims with Desert Copper USA Corporation (DUSA), a wholly-owned subsidiary of Desert Copper Corporation, a Canadian corporation. The agreement covers the Niagara project and the Copper Camp project. The agreement gives DUSA the exclusive right to purchase the properties from the Company at any time for a term of five years for the sum of $250,000 plus 3,500,000 shares of Desert Copper Corporation. At closing, DUSA made an initial payment of $42,800 to NJMC and the agreement calls for an annual payment of $20,000 on each anniversary of the agreement during the option period. A minimum work expenditure of $250,000 is also called for by the agreement. DUSA is also required to maintain, in good standing, our underlying mining agreement with Revett Metals Associates (RMA).

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

Present Condition and Work Completed on the Property
During 2008, the Company completed five holes of core drilling for a total of 1,062 meters at the Niagara project. Three of the holes were targeted to intercept the copper-silver deposit in the Revett formation and were successful. The drilling increased the area of copper-silver mineralization of the Niagara deposit. As an example, drillhole 08-9 drilled through 19.4 meters grading 0.51% copper, 25 gpt silver and 0.029 gpt gold. A preliminary engineering study assessing the economic potential of open pit mining at the Niagara was completed. Two holes for a cumulative total of 413 meters were drilled in the hanging wall of the Murray Peak fault in the Prichard formation to investigate a gold-in-soil anomaly and magnetic high. Low level, anomalous gold and tellurium mineralization were found by this drilling. No work was completed at the Niagara in 2011.

Exploration and Development Plans
Desert Copper is planning to complete the environmental permitting necessary for a core drilling program with an eventual goal of completing a Canadian National Instrument 43-101 report.

As of December 31, 2011, the Company had an investment cost of $42,500 associated with the Niagara project.

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

Location
The Toboggan project is an exploration property without known ore reserves. The project consists of 284 unpatented lode claims covering an area of approximately 5,275 acres in and near the East Fork of Eagle Creek drainage. The Toboggan project consists of the following prospects: Gold Butte, Mineral Ridge, Golden Reward, Progress, Snowslide, CA, Lost Eagle, and Independence. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

Mineral Agreement
The Toboggan project is comprised of 284 unpatented mining claims wholly owned by the Company.

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

For the period from March 2008 through March 2011, the Toboggan project was an exploration joint venture between Newmont Mining Corporation and the Company. Newmont completed three seasons of exploration work spending approximately $2,000,000, and then dropped the project. Newmont quitclaimed all the mining claims back to the Company, and also returned the data generated from three seasons of exploration.

Present Condition and Work Completed on the Property
During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included the staking of additional claims significantly increasing the area of the joint venture, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at the Gold Butte, and an airborne geophysical survey over the entire joint venture area. During 2009, Newmont completed a core drilling program that consisted of six holes for a total of 1,359 meters. Two holes were drilled at each of the following prospects: Mineral Ridge, Golden Reward and Gold Butte. The best gold intercept drilled was at the Gold Butte where a pyritic quartz vein was found at 24.0 meters below the surface that assayed 2.5 gpt gold over 4.0 meters including a higher grade section that assayed 7.15 gpt gold over 1.0 meter. Thick intercepts of anomalous, but low-grade gold mineralization were drilled at the Mineral Ridge and the Golden Reward prospects. Newmont also completed geologic mapping, surface rock sampling, soil sampling, and additional claim staking. During 2010, Newmont completed both core and reverse-circulation (RC) drilling at the Toboggan project. A total of eight core holes totaling 914.2 meters and seven RC holes totaling 941 meters were drilled. Six of the core holes were drilled at Gold Butte and intercepted a fault with anomalous gold mineralization. The remaining two core holes were drilled at Mineral Ridge and both holes were terminated before hitting the target due to difficult ground conditions. The seven RC holes were drilled at various prospects near Toboggan Creek and RC-7 was the most promising with 100 meters of 100 ppb gold at the Golden Reward prospect. Newmont obtained the USFS permit necessary to drill their best targets after the conclusion of the 2010 exploration season. NJMC successfully obtained the extension of this permit until April 2012 at which time a reclamation bond of $82,000 is due to be posted. No exploration work was completed on the project in 2011.

Exploration and Development Plans
The Company intends to ask the USFS for an extension of one year for the required bonding of Newmont’s drill permit. Joint venture partners will be sought to advance the project.

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

Present Condition and Work Completed on the Property
NJMC was able to procure the core from Sunshine’s drilling program, and the core was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey. Results of the soil sampling show a 600 meter diameter gold anomaly and the magnetometer survey shows a magnetic low coincident with the gold anomaly. No work was completed at the Giant Ledge property in 2011.

Exploration and Development Plans
If sufficient funds are available, the Company will perform a ground-based geophysical survey utilizing induced polarization (IP).

COPPER CAMP

Summary
The Copper Camp is an exploration project without known ore reserves. Copper Camp lies about eight kilometers northwest of Murray, Idaho and is accessed by the Lost Creek USFS road. Electrical power is located adjacent to the site. The project is comprised of 9 unpatented mining claims covering about 180 acres. In October of 2011, the Company signed an exploration agreement and option to purchase mining claims with Desert Copper USA Corporation (DUSA), a wholly-owned subsidiary of Desert Copper Corporation, a Canadian corporation. The agreement covers the Niagara project and the Copper Camp project. The agreement gives DUSA the exclusive right to purchase the properties from the Company at any time for a term of five years for the sum of $250,000 plus 3,500,000 shares of Desert Copper Corporation. At closing, DUSA made an initial payment of $42,800 to NJMC and the agreement calls for an annual payment of $20,000 on each anniversary of the agreement during the option period. A minimum work expenditure of $250,000 is also called for by the agreement. DUSA is also required to maintain, in good standing, our underlying exploration agreement with Revett Metals Associates (RMA) The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structurally controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver. The Company has submitted a POO to the USFS for a core drilling program at Copper Camp. Approval of the POO is expected in 2011. The timing of drilling will be dependent on the Company’s ability to secure adequate funding. An additional 13 unpatented lode claims were also staked increasing the property area to about 440 acres. No work was completed on the Copper Camp prospect in 2011.

WISCONSIN-TEDDY PROSPECT

Summary
The Wisconsin-Teddy is an exploration project without known ore reserves. The project area lies north of the New Jersey mine and is accessed by a local frontage road. Electrical power is available adjacent to the site. The Company's claims cover 83 acres. The claims are unpatented and are on public land administered by the BLM. The project is a base metal exploration project in the Prichard Formation. Several tunnels with an aggregate length of 2,000 feet were driven on the property prior to 1930. This development was related to two veins systems: a copper-gold vein and a zinc-lead-silver vein. Work completed by the Company included the opening of the Teddy underground workings, sampling on the surface and underground, and geologic mapping. Two exploration holes were drilled in the summer of 2003 and anomalous base metal mineralization was found. No exploration work has been completed since 2003 and there are no plans for additional exploration work in 2012.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. No additional exploration is planned at this time. As of December 31, 2011, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently a plaintiff along with Shoshone County, Idaho, and George E. Stephenson in a complaint against the USA, Secretary of the Department of Agriculture, Chief of the Forest Service, etc., for Declaratory Judgment and Quiet Title regarding a public right-of-way for the East Fork of Eagle Creek Road near Murray, Idaho. The complaint was filed on October 5, 2009 in the United States District Court, District of Idaho. The plaintiffs are bringing the action to adjudicate/declare under the Quiet Title Act, and under the Declaratory Judgment Act that the East Fork Eagle Creek Road is a public road as it crosses the lands owned by the USA in accordance with R.S. 2477. A hearing for Partial Summary Judgment was held by the federal court in Coeur d’Alene, Idaho in September of 2011. The hearing also included a walking tour of the East Fork of Eagle Creek right-of-way. The Company is currently waiting for the judge’s decision regarding the Partial Summary Judgment.

ITEM 4.

MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011, the Company had three violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. These three S&S citations resulted in $1,146 of penalties being remitted to the Mine Safety and Health Administration. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2011	High Bid	Low Bid
First Quarter	$0.32	$0.24
Second Quarter	$0.32	$0.19
Third Quarter	$0.23	$0.18
Fourth Quarter	$0.23	$0.16
Year Ending December 31, 2010	High Bid	Low Bid
First Quarter	$0. 29	$0. 19
Second Quarter	$0. 28	$0. 20
Third Quarter	$0. 26	$0. 18
Fourth Quarter	$0. 35	$0. 18

Shareholders
As of March 10, 2012 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. The Company has in the past issued 2,000 shares as a safety award to each employee, excluding management and directors, three times per year after one year of service has been achieved. At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2010 and 2011 these shares were valued at $5,000, annually. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship Equity Compensation Plan Information

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

Recent Sales of Unregistered Securities
For the year ended December 31, 2011, the Company issued 288,000 shares of restricted common stock for cash management and director’s fees, equipment, services, exploration, accounts payable, and mining lease payments. A value of $58,040 (for an average value of $0.20 per share) was assigned to these fees, services, and equipment. See the statement of shareholders' equity (Item 8 Financial Statements) for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms "New Jersey Mining Company," the "Company," "NJMC," "we," "us," or "our," we are referring to New Jersey Mining Company (the "Company") and its subsidiaries, unless the context otherwise requires.

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

Plan of Operation
The Company is conducting gold exploration in the Gold Belt of the Coeur d’Alene Mining District of northern Idaho and it operates a mineral processing plant near Kellogg, Idaho. The financial strategy involves forming joint ventures with partners who contribute cash to earn their equity interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primarily focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing core drilling and engineering services from its joint venture partners, as well as management fees.

All exploration is now being done at the Golden Chest mine. Other exploration properties include the Toboggan, Niagara/Copper Camp, the Coleman, and the Giant Ledge.

Exploration activities at the Golden Chest during 2011 increased substantially compared to prior periods. Exploration activity increased because of the venture agreement with Marathon Gold USA (MUSA) that was signed in December 2010. MUSA contributed $4,000,000 by the end of 2011 for a 50% ownership of the venture. MUSA has the right to contribute an additional $3.5 million by November 30, 2012 to take its ownership interest to 60% of the venture. MUSA also has the option to accelerate any of these contributions. During 2011, 11,500 meters of drilling was completed. The Company conducted core drilling operations at the Golden Chest for the venture under a JV with Marathon Gold. In the first quarter of 2012, a 43-101 resource estimate was completed by an independent engineering firm.

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

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. relating to the Niagara and Copper Camp properties. The terms of the agreement with Desert Copper include an option to purchase the properties from NJMC for $250,000 and 3.5 million shares of Desert Copper Corporation (the parent of Desert Copper USA Corp.). The option period is five years and Desert Copper is required to make annual payments of $20,000 to the Company as well as pay all costs associated with the properties. As a result of the option agreement with Desert Copper, the Company exercised its option with Revett Metals Associates to enter a mining agreement for the Niagara property.

The Silver Strand mine was sold in the fourth quarter of 2011 to Shoshone Silver/Gold Mines, Inc. for $1 million with $120,000 paid at closing and the remainder to be paid from a 20% share of net profits when the property is put into production.

At the Coleman underground mine, future plans are to conduct further drilling to locate higher grade reserves.

The New Jersey mineral processing plant is being expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (now United Silver Corp. who owns the Crescent silver mine) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant is being expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC is paying the expansion cost estimated to be $2.7 million. After completion of the expansion, the Company will own 2/3 of the venture and USC will own 1/3. The Company is the operator of the venture. USC will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant construction is about 90% complete and commissioning will start in the first quarter of 2012 and be completed in the second quarter of 2012.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2011 was $612,989, and Figure 1 shows the corresponding balances for previous accounting periods.

The cash balance increased during the year, from $357,317 to $612,989, primarily due to income from core drilling operations.

Results of Operations
Income Earned during the development stage (revenue) for 2011 was $1,453,176 as compared to $204,737 for 2010. Revenue was higher in 2011 due to drilling and exploration contracting services. Figure 2 depicts net income (loss) attributable to the Company by quarter which adds to $77,310 for 2011 compared to a loss of $540,828 for 2010. The net income for 2011 was higher than 2010 because of higher revenue.

There was no gold production in 2011 compared to only 26 ounces in 2010. There are no plans for gold production in 2012 because only exploration activities are planned for the Golden Chest mine.

Plans at the Golden Chest mine include only exploration in 2012 in order to increase resources and reserves before making a production decision.

The New Jersey mineral processing plant will be commissioned in 2012. Development ore from the Crescent mine, owned by United Silver Corp., will be processed during the year.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, particularly at the Golden Chest. If new joint venture partners are engaged at the Toboggan Project, exploration activities would increase. Also, Desert Copper may conduct a drilling program under its option agreement at the Niagara and Copper Camp projects.

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC. Currently, Golden Chest LLC is funded 50% by Marathon Gold and 50% by the Company. The Company also receives a management fee as Manager of the venture. The Company receives payment for engineering services from United Mine Services for the mill expansion project. After completion of the mill expansion the Company will receive a management fee for processing ore for United Silver Corp. Additional financing activities may be necessary in 2012 if Marathon Gold does not exercise its option to increase its ownership of Golden Chest LLC to 60% by paying $3.5 million.

Changes in Joint Venture Receivables
Joint Venture receivables increased in 2011 compared to 2010 as a result of increased activity with the Company's joint ventures.

Changes in Other Current Assets
Other current assets increased in 2011 compared to 2010 because of an increase in prepaid claim fees related to the Niagara property; previously claim fees were paid by Newmont Exploration as part of an exploration agreement that is now expired.

Deposits
Deposits increased in 2011 compared to 2010 because of a deposit on land for the mill that was recorded at the end of 2011.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased in 2011 compared to 2010 because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Reclamation Bonds
Reclamation bonds decreased in 2011 compared to 2010 because the Silver Strand property they were associated with was sold by the Company.

Accounts Payable and Accounts Payable United Mine Services
Accounts payable increased in 2011 compared to 2010 because of activity related to the New Jersey Mill Joint Venture expansion.

Accrued Payroll and Related Payroll Expenses
Accrued payroll and related payroll expenses increased in 2011 compared to 2010 because of increased activity related to the GC LLC and the Golden Chest Mine.

Notes Payable
Notes payable increased in 2011 compared to 2010 because of new notes that were incurred by the company in 2011; most notably was a note for $204,000 for a new core drilling machine that is being utilized on a contract basis by the Company at the Golden Chest Mine to the GC LLC.

Asset Retirement Obligations
Asset retirement obligations decreased in 2011 compared to 2010 because of the Silver Strand sale and relief from its related obligation.

Noncontrolling interest in New Jersey Mill Joint Venture
Noncontrolling interest in New Jersey Mill Joint Venture increased in 2011 compared to 2010 because of investment in the New Jersey Mill Joint Venture by the Company's joint venture partner United Mine Services.

Drilling and Exploration Income
Drilling and exploration income increased for 2011 compared to 2010 because of drilling activity that was conducted at the Golden Chest under the recently formed Joint Venture with Marathon Gold.

Joint Venture Management Fees
Joint venture management fees are an income item related to the operation of the recently formed Golden Chest joint venture.

Engineering Services Income
Engineering services income is received from UMS for engineering services provided to them for the expansion of the mill.

Changes in Direct Production Costs
Direct production costs decreased for 2011 compared to 2010 because efforts have been redirected towards exploration.

Drilling and Exploration Contract Expense
Drilling and exploration contract expense has increased for 2011 compared to 2010 because of increased drilling activity at the Golden Chest.

Changes in Management Costs
Management expenses decreased for 2011 compared to 2010 because some of the costs have been absorbed by the joint ventures.

Changes in Exploration Costs
Exploration expenses decreased for 2011 compared to 2010 because most employees have been redirected to the Golden Chest or drilling activities.

(Gain) Loss on Sale of Equipment
Gain on sale of equipment decreased in 2011 compared to 2010 because of the sale of several pieces of equipment in the third quarter of 2010.

Gain on Sale of Mineral Property
Gain on sale of mineral property decreased in 2011 compared to 2010 because in 2010 the default on a sale of property by a proposed joint venture partner was recorded as a gain and in 2011 the sale of the Silver Strand resulted in a current net loss on that particular transaction. If the buyers follow through with production gains will be recognized as they are earned.

Depreciation
Depreciation increased in 2011 compared to 2010 most notably because of the new core drill which was placed in service in June 2011.

General and Administrative
General and administrative expenses have increased in 2011 compared to 2010 because of increased activities involving two new joint ventures.

Interest
Interest expense has decreased in 2011 compared to 2010 because 2011's interest expense was capitalized as part of the mill expansion.

Sales of Common Stock and Exercise of Stock Purchase Warrants
Sales of common stock and exercise of stock purchase warrants have decreased in 2011 compared to 2010 because funding for operations and exploration has been received from drilling and joint venture sources in 2011.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Consolidated Balance Sheets, December 31, 2011 and 2010	20

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and from inception on July 18, 1996 through December 31, 2011	21

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010 and for the period from inception on July 18, 1996 through December 31, 2011	22-25

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from inception on July 18, 1996 through December 31, 2011	26

Notes to Financial Statements	27-35

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2011 and 2010

ASSETS
	2011	2010
Current assets:
Cash and cash equivalents	$612,989	$357,317
Investment in marketable equity security at market (cost-$3,868)	19,344	19,344
Joint venture receivables	131,718	11,913
Other current assets	55,442	15,392
Deposits	44,280
Inventory	18,410	16,381
Total current assets	882,183	420,347

Property, plant and equipment, net of accumulated depreciation	3,967,467	1,323,330
Mineral properties, net of accumulated amortization	699,575	871,374
Investment in Golden Chest LLC	553,205	553,205
Reclamation bonds		121,133
Total assets	$6,102,430	$3,289,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$122,060	$42,958
Accrued payroll and related payroll expenses	54,367	15,986
Account payable related party	1,500
Obligations under capital lease, current	30,153	13,246
Notes payable, current	102,151	54,661
Total current liabilities	310,231	126,851

Asset retirement obligation	8,645	29,385
Obligations under capital lease-non-current	58,376	1,403
Notes payable, non-current	308,362	64,720
Total non-current liabilities	375,383	95,508

Total liabilities	685,614	222,359

Commitments (Note 5 and 7)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding Common stock, no par value, 2011-200,000,000 2010-50,000,000 shares authorized; 2011-45,305,862 and 2010-45,017,862 shares issued and outstanding	10,423,469	10,365,429
Deficit accumulated during the development stage	(7,233,754)	(7,313,874)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	15,475	15,475
Total New Jersey Mining Company stockholders’ equity	3,205,190	3,067,030
Non-controlling interest in New Jersey Mill Joint Venture	2,211,626
Total stockholders' equity	5,416,816	3,067,030

Total liabilities and stockholders’ equity	$6,102,430	$3,289,389

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2011 and 2010,
And from Inception (July 18, 1996) through December 31, 2011

				From Inception
				(July 18, 1996)
		December 31,		Through
				December 31, 2011
		2011	2010	(Unaudited)
Income earned during the development stage:
Sales of gold	$		$11,410	$437,122
Sales of concentrate				601,168
Drilling and exploration contract income		1,242,345	161,305	1,602,260
Joint venture management fee income		79,031		79,031
Engineering services income		131,800	32,022	163,823
Total income earned during the development stage		1,453,176	204,737	2,883,404

Costs and expenses:
Direct production costs		14,237	51,770	1,333,208
Drilling and exploration contract expense		642,478	118,381	849,545
Engineering services expense		39,000	13,090	52,091
Management		86,912	133,596	1,916,539
Exploration		10,850	158,223	2,419,081
Net loss (gain) on sale of or default on mineral property		128,602	(50,000)	(281,398)
Net gain on sale of equipment		(12,895)	(35,098)	(47,993)
Depreciation and amortization		93,934	59,687	823,714
General and administrative expenses		391,293	302,165	3,085,016
Total operating expenses		1,394,411	751,814	10,149,803

Other (income) expense:
Timber sales				(54,699)
Timber expense				14,554
Royalties and other income		(17,624)	(15,745)	(105,445)
Royalties expense				44,089
Gain on sale of marketable equity security				(92,269)
Interest income		(921)	(887)	(48,902)
Interest expense			10,383	91,887
Write-off of Goodwill and investment				120,950
Total other (income) expense		(18,545)	(6,249)	(29,835)

Net income (loss)		77,310	(540,828)	(7,236,564)

Net loss attributable to non-controlling interest		2,810		2,810

Net income (loss) attributable to The Company		80,120	(540,828)	(7,233,754)

Income tax (provision) benefit

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity security			(2,321)	15,475

Comprehensive income (loss)		$80,120	$(543,149)	$(7,218,279)

Net loss per common share-basic and diluted	$	Nil	$(0.01)	$(0.31)

Weighted average common shares outstanding-basic and diluted		45,039,830	42,434,985	23,315,216

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2011, and 2010 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2011 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2011, and 2010 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2011 (unaudited)

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

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2011, and 2010 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2011 (unaudited)

				Accum. Other	Total
	Common Stock		Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Deficit	Income	Equity

Balance, December 31, 2006	27,586,485	$5,027,317	$(3,045,163)	$911,250	$2,893,404
Issuance of common stock for:
Cash	4,014,761	1,533,319			1,533,319
Exercise of warrants	200,000	120,000			120,000
Management and directors fees	274,386	142,500			142,500
Services	52,104	27,157			27,157
Exploration	52,200	32,560			32,560
Mineral property agreement	60,000	30,000			30,000
Property, plant and equipment	20,756	10,239			10,239
Accounts payable	30,500	12,205			12,205
Unrealized gain (loss) in marketable equity security				(525,909)	(525,909)
Net loss			(1,453,268)		(1,453,268)
Balance, December 31, 2007	32,291,192	6,935,297	(4,498,431)	385,341	2,822,207
Issuance of common stock for:
Cash	2,400	950			950
Exercise of warrants	4,350,000	1,740,000			1,740,000
Management and directors fees	318,700	108,000			108,000
Services	74,000	32,000			32,000
Exploration	35,100	15,390			15,390
Mineral property agreement	75,000	21,000			21,000
Property, plant and equipment	14,000	5,600			5,600
Unrealized gain (loss) in marketable equity security				(375,544)	(375,544)
Net loss			(1,423,829)		(1,423,829)
Balance, December 31, 2008	37,160,392	8,858,237	(5,922,260)	9,797	2,945,774
Issuance of common stock for:
Cash	138,000	34,500			34,500
Management and directors fees	1,139,320	334,298			334,298
Services	125,520	29,098			29,098
Exploration	50,000	11,250			11,250
Mineral property agreement	72,000	18,000			18,000
Unrealized gain (loss) in marketable equity security				7,999	7,999
Net loss			(850,786)		(850,786)
Balance, December 31, 2009	38,685,232	$9,285,383	$(6,773,046)	$17,796	$2,530,133

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2011, and 2010 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2011 (unaudited)

				Accum. Other			Total
	Common Stock		Accumulated	Comprehensive		Non-Controlling	Stockholders'
	Shares	Amount	Deficit	Income		Interest	Equity
Balance, December 31, 2009	38,685,232	$9,285,383	$(6,773,046)	$17,796	$		$2,530,133
Issuance of common stock for:
Cash	5,820,530	980,160					980,160
Exercise of warrants	206,500	33,936					33,936
Management and director's fees	150,000	30,000					30,000
Services	81,000	17,425					17,425
Mineral property agreement	72,000	18,000					18,000
Accounts payable	2,600	525					525
Unrealized gain (loss) in marketable equity security				(2,321)			(2,321)
Net loss			(540,828)				(540,828)
Balance, December 31, 2010	45,017,862	10,365,429	(7,313,874)	15,475			3,067,030
Contributions from non-controlling equity interest in Mill Joint Venture						2,214,436	2,214,436
Issuance of common stock for:
Cash	22,800	5,000					5,000
Management and director's fees	150,000	30,000					30,000
Services	80,200	16,040					16,040
Exploration	5,000	1,000					1,000
Accounts payable	30,000	6,000					6,000
Net loss attributable to non-controlling interest						(2,810)	(2,810)
Net income attributable to The Company			80,120				80,120
Balance, December 31, 2011	45,305,862	$10,423,469	$(7,233,754)	$15,475		$2,211,626	$5,416,816

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010,
And from Inception (July 18, 1996) through December 31, 2011

				From Inception
		Years Ended		(July 18, 1996)
		December 31,		through
				December 31, 2011
		2011	2010	(Unaudited)
Cash flows from operating activities:
Net income (loss)		$77,310	$(540,828)	$(7,236,564)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization		93,934	59,687	823,714
(Gain) loss on sale of equipment		(12,895)	(35,098)	(36,722)
Write-off of goodwill and investment				120,950
Loss (gain) on sale of mineral property		128,666	(50,000)	(281,334)
Gain on sale of marketable equity security				(92,269)
Accretion of asset retirement obligation		2,892	3,472	7,807
Common stock issued for:
Management and directors’ fees		30,000	30,000	1,169,335
Services and other		16,040	17,426	255,874
Exploration		1,000		96,521
Mineral property agreement				15,000
Change in:
Deposits		(44,280)		(44,280)
Inventory		(2,029)	(14,549)	(18,411)
Joint venture receivables		(119,803)	(11,913)	(131,716)
Other current assets		(40,050)	4,410	(55,442)
Other assets				(778)
Accounts payable		85,084	(19,376)	137,806
Accrued payroll and related payroll expense		38,381	8,827	54,367
Accrued reclamation costs				(1,443)
Net cash provided (used) by operating activities		254,250	(547,942)	(5,217,585)
Cash flows from investing activities:
Purchases of property, plant and equipment		(2,247,252)	(21,043)	(3,352,543)
Purchase (sales) of mineral property		20,000	(3,000)	(3,904)
Proceeds from sale of mineral property		120,000		240,000
Deposit received on sale of mineral property				320,000
Proceeds from sale of equipment		12,676	36,498	49,174
Redemption (purchase) of reclamation bonds		633	(45)	(120,500)
Purchase of marketable equity security				(7,500)
Proceeds from sales of marketable equity securities				95,901
Cash of acquired companies				38,269
Deferral of development costs				(759,209)
Net cash provided (used) by investing activities		(2,093,943)	12,410	(3,500,312)
Cash flows from financing activities:
Exercise of stock purchase warrants			33,936	2,571,536
Sales of common stock, net of issuance costs		5,000	980,160	5,246,236
Principal payments on capital lease		(17,745)	(11,268)	(212,510)
Principal payments on notes payable		(107,825)	(71,959)	(490,311)
Note and interest payable, related party, net		1,500	(72,107)	1,500
Contributions from noncontrolling equity interest in Mill JV		2,214,435		2,214,435
Net cash provided by financing activities		2,095,365	858,762	9,330,886
Net change in cash and cash equivalents		255,672	323,230	612,989
Cash and cash equivalents, beginning of period		357,317	34,087	0
Cash and cash equivalents, end of period		$612,989	$357,317	$612,989
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$		$10,383	$79,867
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment				$50,365
Mineral properties agreement			$18,000	$351,600
Payment of accounts payable		$6,000	$525	$18,730
Acquisitions of companies, excluding cash				$743,653
Capital lease obligation incurred for equipment acquired		$91,625	$5,625	$275,838
Notes payable for property and equipment acquired		$401,763		$884,397
Mineral property transferred to Golden Chest LLC			$553,205	$553,205
Debt relieved from sale of truck		$2,785		$2,785

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

In conjunction with development stage disclosure requirements, inception to date figures are included in the financial statements. These figures while labeled “unaudited” have all been audited by various accounting firms in their respective years. However, they have not as a whole been audited by the current independent registered auditing firm resulting in the unaudited classification.

Accounting for Investments in Joint Ventures
For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

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

At December 31, 2011 and December 31, 2010, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2011			December 31, 2010
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	71%	Yes	Consolidated	--	--	--
Golden Chest LLC	50%	No	Cost	88%	No	Cost

Principles of Consolidation
The consolidated financial statements include the accounts of the company and its partially-owned Mill Joint Venture after elimination of the intercompany accounts and transactions. The minority interest in the joint venture held by United Mine Services is represented as non-controlling interest.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as depreciation lives and methods, potential impairment of long-lived assets, estimation of asset retirement obligations and reclamation liabilities. Actual results could differ from those estimates.

Revenue Recognition
As a development stage company, the Company's revenue from operations is referred to as income earned during the development stage. Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Inventory
Dore' and process inventories are stated at the lower of average cost incurred or net realizable value.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.            Summary of Significant Accounting Policies, continued:

Timber Sales
Revenue from harvest of raw timber is recognized when a contract has been established, the timber has been shipped, and payment is deemed probable. These sales of timber found on the Company’s mineral properties are not a part of normal operations.

Drilling and Exploration Contract Income
Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable. These services are not a part of normal operations.

Joint Venture Management Fee Income
Income received as the operator of the Company's joint ventures is recognized in the months during which those operations occur.

Engineering Services Income
Revenue received from engineering services provided is recognized when services are rendered and collection of payment is deemed probable. These services are not a part of normal operations.

Income Taxes
Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Fair Values of Financial Instruments
The table below sets forth our financial assets that were accounted for at fair value at December 31, 2011 and 2010, and their respective hierarchy level. Hierarchy level is determined by segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).We had no other assets or liabilities accounted for at fair value at December 31, 2011 or 2010.

	Balance at December 31, 2011	Balance at December 31, 2010	Hierarchy Level
Investments in marketable equity securities	$19,344	$19,344	Level 1

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, note payable to related party, obligations under capital lease and notes payable approximate their fair values.

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

Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing the net amount by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2011 and 2010, the effect of the Company’s potential issuance of shares from the exercise of the remaining 6,099,550 warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in Note 9 of the financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2011 financial statement presentation. These reclassifications had no effect on net loss or stockholders' equity as previously reported.

Cash and Cash Equivalents
The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

2.            Summary of Significant Accounting Policies, continued:

Property, Plant and Equipment
Property, plant and equipment are stated at the lower of cost or estimated net realizable value. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful life of most of the Company’s buildings is up to 50 years and equipment life expectancy ranges between 2 and 10 years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Mine Exploration and Development Costs
The Company expenses exploration costs as such in the period they occur. Mine development costs are capitalized as deferred development costs after proven and probable reserves have been identified. Interest costs incurred during a mine's development stage are capitalized. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Claim Fees
Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as prepaid and expensed over the course of the year.

Property Evaluations
The Company evaluates the carrying amounts of its mineral properties, including deferred development costs, for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

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

Reclamation Bonds
Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. The reclamation bond balance at December 31, 2010, represents an investment in U.S. government agency bonds. The bonds are restricted to ensure that reclamation is performed at certain properties where the Company is conducting mining and exploration activities. In the fourth quarter of 2011 the reclamation bond was transferred to Shoshone Silver in conjunction with the Silver Strand sale.

Share Based Compensation or Payments
All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

3.            Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010, consisted of the following:

	2011	2010
Mill land	$225,289
Mill building	430,118	$128,566
Milling equipment	2,802,925	1,095,330
	3,458,332	1,223,896
Less accumulated depreciation	(80,385)	(80,385)
Total mill	3,377,947	1,143,511
Building and equipment at cost	771,419	479,720
Less accumulated depreciation	(441,308)	(379,038)
Total building and equipment	330,111	100,682
Land	259,409	79,137
Total	$3,967,467	$1,323,330

During the year 2011 $21,792 in interest was capitalized in conjunction with the mill expansion project. See note 7

For years ended December 31, 2011 and 2010, milling and other equipment include assets under capital lease amounting to $97,250 and $49,763, respectively. The leases are being amortized over the terms of the respective lease. Accumulated amortization at December 31, 2011 and 2010 was $8,721 and $33,740, respectively. One new lease was obtained in 2011 and was personally guaranteed by President Fred Brackebusch and Vice president Grant Brackebusch. At December 31, 2011, the estimated future minimum lease payments under capital leases were as follows:

Year ending December 31,
2012	$38,242
2013	36,753
2014	27,566
Total	102,561
Less: Amounts representing interest costs	(14,032)
Net present values	88,529
Less: Capital lease obligations-current portion	(30,153)
Long-term capital lease obligations	$58,376

4.            Notes Payable

At December 31, 2011 and 2010, notes payable are as follows:		2011	2010
2006 Dodge pickup 60 month note payable, 0.00% interest rate; collateralized by pickup, monthly payments of $557	$		$2,786
2011 Dodge pickup 36 month note payable, 0.00% interest rate, collateralized by pickup, monthly payments of $740		19,220
2005 Dodge Pickup 48 month note payable, 8.04% interest rate payable monthly, collateralized by pickup, monthly payments of $420		15,602
Hagby Diamond Drill 48 month note payable, 8.00% interest rate payable monthly, collateralized by drill, monthly payments of $4,093			35,642
Hagby Diamond Drill 36 month note payable, 6.9% interest rate payable monthly, collateralized by drill and guaranteed by President Fred Brackebusch and Vice President Grant Brackebusch, monthly payments of $6,290		167,560
Caterpillar 305 Excavator 48 month note payable, 7.81% interest rate payable monthly, collateralized by excavator, monthly payments of $956			4,685
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474		56,025	58,875
Property 39 month note payable, 5.0% interest rate payable monthly, collateralized by property, monthly payments of $1,000		28,221
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,122		115,189
Bobcat 50 month note payable, 0.00% interest rate collateralized by bobcat, monthly payments of $725		8,696	17,393

Total notes payable		410,513	119,381
Due within one year		102,151	54,661
Due after one year		$308,362	$64,720

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

4.            Notes Payable, continued

Maturities of debt outstanding at December 31, 2011 are as follows:

2012	$102,151
2013	149,151
2014	44.049
2015	3,957
2016	1.300
Thereafter	109,905
$410,513

5.            Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2011
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	42,500		42,500
Copper Camp	42,500		42,500
Less Accumulated
Amortization	(11,362)	(9,355)	(20,717)
Total	$469,138	$230,437	$699,575

	December 31, 2010
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Silver Strand	74,704	77,872	152,576
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	52,500		52,500
Copper Camp	52,500		52,500
Less Accumulated
Amortization	(11,743)	(9,751)	(21,494)
Total	$563,461	$307,913	$871,374

Grenfel/Coleman
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

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002, with the acquisition of Gold Run Gulch Mining Company. At December 31, 2011 and 2010 deferred development includes asset retirement costs of $6,341.

Silver Strand
The Silver Strand mine was sold in the fourth quarter of 2011 to Shoshone Silver/Gold Mines, Inc. for $120,000 cash paid at closing and $880,000 to be paid as a 20% share of net profits if and when they put the property in production. The Company recognized a loss on sale of this property of $128,666 for the year ended December 31, 2011. The reclamation bond held by the company for that property has been transferred to the purchaser.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

5.            Mineral Properties, continued:

Roughwater
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

Revett Niagara/Copper Camp
The Company has a mining agreement for Revett Niagara and an exploration agreement with the option to convert to a mining agreement for Copper Camp with Revett Metals Associates (RMA) for 18 unpatented claims. In October of 2011, the Company signed an exploration agreement and option to purchase mining claims with Desert Copper USA Corporation (DUSA), a wholly-owned subsidiary of Desert Copper Corporation, a Canadian corporation. The agreement covers the Niagara project and the Copper Camp project. The agreement gives DUSA the exclusive right to purchase from NJMC the rights held by the Company to the properties at any time for a term of five years for the sum of $250,000 plus 3,500,000 shares of Desert Copper Corporation. At closing DUSA, made an initial payment of $42,800 and the agreement calls for an annual payment of $20,000 on each anniversary of the agreement during the option period. A minimum work expenditure of $250,000 is also called for by the agreement. DUSA is also required to maintain, in good standing, the underlying mining agreement with Revett Metals Associates (RMA).

Wisconsin Teddy
The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. BLM. The project has no carrying value.

6.            Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its properties. Below is a reconciliation as of December 31, 2011 and 2010 of the Company’s asset retirement obligations. The estimated reclamation costs were discounted using a credit adjusted, risk-free interest rate of 5.6% .

	2011	2010
Balances at January 1	$29,385	$25,913
Changes in obligations due to sale of Silver Strand	(23,632)
Accretion expense	2,892	3,472
Balances at December 31	$8,645	$29,385

7.            Mining and Milling Venture Agreements

Golden Chest LLC ("GC")
In December of 2010, a limited liability company (LLC) was formed between the Company and Marathon Gold USA (MUSA). MUSA's contribution to GC is $4,000,000 paid in installments ending on November 30, 2011. The Company's contribution to GC with a carrying value of $553,205 includes all of the its interests in the Golden Chest mine, including unpatented claims and some mining equipment. In connection with this transaction, the 2005 mining leases with Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC (see Note 5) were cancelled in December 2010. GC purchased the patented mining claims from Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC for $3.75 million with $500,000 paid at closing in December 2010 and the remainder due under a Promissory Note and Mortgage at the rate of $500,000 per year with the $250,000 balance due in the seventh and final year. The sellers have a first mortgage on the mine as security for future payments owing. Marathon may exercise its option to increase ownership to 60% by paying an additional 3.5 million before November 30, 2012. Funding for the exploration and drilling activities in 2011 was paid by Marathon's buy-in funds and future funding for the venture will be paid by each partner at a percentage equal to their ownership.

Newmont Venture Agreement
In April of 2011 Newmont North American Exploration (Newmont) withdrew from the Toboggan joint venture it held with the Company on claims held in the Murray, Idaho District. Newmont quitclaimed the entire land package and transferred to the Company all exploration data obtained during the three years of work that was conducted on the project.

New Jersey Mill Venture Agreement
The Company has one subsidiary. In January 2011, the New Jersey Mill Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS provided funding to expand the processing plant to 15 tonnes/hr which is estimated to cost $2.5 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, which was cancelled by the purchase of the land. The Company is the operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS has contributed $2,214,436 as of December 31, 2011.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

8.            Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has be established at December 31, 2011 and December 31, 2010. The significant components of the deferred tax asset at December 31, 2011 and 2010 were as follows:

		December 31,		December 31,
		2011		2010
Deferred tax asset
Net operating loss carry forward		$2,985,000		$3,041,000
Exploration costs		107,000		99,000
Total deferred tax assets		3,092,000		3,140,000
Valuation allowance		(2,661,000)		(2,742,000)
Net		431,000		398,000
Deferred tax liabilities
Development		(29,000)		(20,000)
Property, plant, and equipment		(402,000)		(378,000)
Total deferred tax liabilities		(431,000)		(398,000)
Net deferred tax asset	$		$

At December 31, 2011 and 2010 the Company had net operating loss carry forwards of approximately $7,462,000 and $7,602,000 respectively for both federal and the state of Idaho, which expire in the years 2016 through 2030.

The income tax benefit shown in the financial statements for the years ended December 31, 2011 and 2010 differs from the statutory rate as follows:

	December 31,	December 31,
	2011	2010
Provision (benefit) at statutory rate	$26,000	$(184,000)
State taxes, net of federal taxes	6,000	(41,000)
Permanent differences	49,000	-
Increase (decrease) in valuation allowance	(81,000)	225,000
Total provision (benefit)	$0	$0

We have determined that we are open to examination of our income tax filings in the United States and state jurisdictions for the 2008 through 2010 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. We have recognized that certain tax positions taken in the 2008 through 2010 tax years could result in minor adjustments to our exploration and development costs for tax purposes. However, these adjustments would not result in a tax provision, only revision to the net operating loss carry forward balance.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

9.            Equity

The Company has authorized 200,000,000 and 50,000,000 shares of no par common stock at December 31, 2011 and 2010 respectively. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2011 or 2010.

Private Placements

During 2011, 22,800 shares of common stock were sold at $0.22 per share for $5,000 in cash. The following private placements occurred in 2010

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

Exercise of Stock Purchase Warrants
No common stock purchase warrants were exercised in 2011. During 2010 common stock purchase warrants were exercised by warrant holders that had purchased units of common stock and common stock purchase warrants during the Company's previous private placement offerings. During 2010, the Company issued 206,500 shares of its restricted common stock at $0.17 per share, generating net proceeds of $33,936 pursuant to the exercise of these warrants.

Stock Purchase Warrants Outstanding
No common stock purchase warrant activity occurred in 2011. Transactions in common stock purchase warrants for the year ended December 31, 2010, are as follows:

	Number of	Exercise
	Warrants	Prices
Balance, December 31, 2009	363,250	$0.40-0.60
Issued in connection with private placement	5,961,550	0.30
Exercised	(206,500)	.17
Expired	(18,750)	0.60
Balance, December 31, 2010 and 2011	6,099,550	0.30-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
138,000	$0.40	October 19, 2012
5,961,550	$0.30	January 31, 2013
6,099,550

Common Stock issued For Cash
During 2011, the Company issued 22,800 shares of its restricted common stock for $5,000 in cash.

Common Stock Issued for Property, Plant and Equipment
During 2010, the Company issued 72,000 shares of its restricted common stock for mineral properties. The Company recorded $18,000 based upon the value of the shares issued.

Common Stock Issued for Services, and Exploration
During 2011 and 2010, the Company issued 85,200 and 81,000 shares, respectively, of its restricted common stock for exploration, and other services rendered the Company. The Company recorded $17,040 and $17,425, respectively, based upon the value of the services rendered and the shares issued.

Common Stock Issued in Exchange for Accounts Payable
During 2011 and 2010, the Company issued 30,000 and 2,600 shares of its restricted common stock in satisfaction of accounts payable. The Company recorded $6,000 and $525, respectively, based upon the fair value of the accounts payable and the shares issued.

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

In addition to the related party transactions described in Notes 5 and 7, the Company had the following transactions with related parties:

  During 2011 and 2010, the Company issued 25,000 shares of its restricted stock valued at $5,000 each year, to Tina Brackebusch for services as the Corporate Secretary.

  During 2011 and 2010, the Company issued 125,000 shares, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $25,000 each year, based upon the estimated value of the shares issued and services rendered. Fred and Grant Brackebusch each received 25,000 shares in 2011 and 2010, all valued at $0.20 per share for $5,000 each per year as Directors of the Company.

  During 2011 and 2010, the Company paid $6,000 to MSD for office rent.

The Company jointly owns GC with Marathon Gold USA (MUSA) and acts as the operator of the property. Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of December 31, 2011, a related party account receivable existed with MUSA and GC for $97,794. In addition, income and expense items for the twelve month period ended December 31, 2011 related to MUSA and GC were as follows:

•	Drilling and exploration contract income	$ 1,242,345
•	Joint Venture Management fees income	$ 79,031
•	Drilling and exploration contract expense	$ 642,478

Engineering services income includes engineering services provided to UMS. UMS holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to UMS in the twelve month period ending December 31, 2011 were $131,800 and are included in consolidated revenues after the effects of consolidation of noncontrolling interest. As of December 31, 2011, a related party account receivable existed with the Mill Joint Venture and UMS for $33,924.

11.          Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. No shares were sold in 2011 or 2010.

At December 31, 2011, the Company held 967,180 of these shares with a market value of $0.02 per share, for a total market value of $19,344. At December 31, 2011, the excess market value of $15,475 over the $3,868 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2011, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2011, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm subject to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2011.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	67	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	42	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	69	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	65	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	67	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	42	Secretary	1/1/1997

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

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He worked for Newmont Gold Co. on the Carlin Trend in open pit mine planning and pit supervision for three years. He also has worked with Mine Systems Design, Inc. performing various engineering and geotechnical tasks. He has worked for New Jersey Mining Company since 1996. Currently he supervises the daily operations of the exploration program at the Golden Chest, but also has experience with NJMC in mill operations, engineering, and environmental permitting.

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

M. Kathleen Sims has served as a Director of the Company since 2003. She is a successful businesswoman who is majority owner of a Honda car dealership in Coeur d’Alene, Idaho. She is currently a Congresswoman and formerly a State Senator in the Idaho Legislature. She is a former member of the State of Idaho Human Rights Commission and is active in the Idaho Republican Party. She has extensive experience in starting a business with all the necessary experience in financing, business plans and management. Ms. Sims is the chairperson of the Audit Committee.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except for the following:

NAME & NATURE OF AFFILIATION	LATE REPORTS	REPORTS NOT FILED
Fred W. Brackebusch, Chairman of the Board, President, Chief Executive Officer & Treasurer	Form 4 (one)	N/A
Grant A. Brackebusch, Vice-President & Director	Form 4 (one)	N/A
Ivan R. Linscott, Director	Form 4 (one)	N/A
William C. Rust, Director	Form 4 (one)	N/A
M. Kathleen Sims, Director	Form 4 (one)	N/A

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

Board Nomination Procedures
There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers
A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Fred Brackebusch President	2011 2010	65,000 30,000	0 0	5,000 5,000	0 0	0 0	0 0	0 0	70,000 35,000
Grant Brackebusch Vice Pres.	2011 2010	114,800 67,708	0 0	5,000 5,000	0 0	0 0	0 0	0 0	119,800 72,708

(1) Stock Awards include fees earned as Directors. The Company has valued all Stock Awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718

The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors to a level competitive with other mining companies of similar size with similar types of operations. The executive stock compensation is for services as directors. The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end
The Company does not currently award the Named Executive Officers options to purchase the Company’s shares, and there were no outstanding equity awards as of December 31, 2011.

Director Compensation
A summary of compensation for the Company’s non-employee Directors, including Ivan R. Linscott, William C. Rust and M. Kathleen Sims for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards 2 ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ivan R. Linscott	2011	0	5,000	0	0	0	0	5,000
	2010	0	5,000	0	0	0	0	5,000
William C. Rust	2011	0	5,000	0	0	0	0	5,000
	2010	0	5,000	0	0	0	0	5,000
M. Kathleen Sims	2011	0	5,000	0	0	0	0	5,000
	2010	0	5,000	0	0	0	0	5,000

(1)

Directors Fred W. Brackebusch and Grant A. Brackebusch are executive officers of the Company, therefore, disclosure regarding their compensation as Directors is included in the Executive Officer Compensative Table above.

(2)

As discussed below, the Directors are each awarded 25,000 common shares of restricted stock as annual compensation. The Company valued the awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718.

At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2010 and 2011 these shares were valued at $5,000, annually. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2012 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,900,077 indirect (a) 1,832,861 direct	21.48%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,158,607	6.97%
Common	William Ritger 750 Ocean Royale Way Juno Beach, FL 33408	3,161,425	6.98%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	7,900,077 indirect (a) 1,832,861 direct	21.48%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	916,973 indirect (b) 750,920 direct	3.68%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, Idaho 83873	185,500	0.41%
Common	William C. Rust, Director P.O. Box 648 Wallace, Idaho 83873	145,000	0.32%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, Idaho 83814	158,000	0.35%
Common	All Directors and Executive Officers as a group (5 individuals)	11,889,331	26.24%

(1) Based upon 45,305,862 outstanding shares of common stock at March 1, 2012.

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

Securities Authorized for Issuance under Equity Plans
The Company does not have an equity compensation plan for issuance of warrants, options or rights. The Company occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock, as quoted on the OTCQB, at the time to determine the number of shares to be issued.

Changes in Control
None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During each of the years ended December 31, 2011 and 2010, the Company issued 150,000 shares of its unregistered common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $ $25,000, annually, for directors and $5,000, annually, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 25,000 shares in 2011 and 2010 as Directors or Officers in each respective year.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2011 and December 31, 2010 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $32,114 and $23,948 respectively.

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

New Jersey Mining Company

Date: March 26, 2012	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 26, 2012	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 26, 2012	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 26, 2012	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 26, 2012	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director