Form 10-Q
period 2012-03-31
NEW JERSEY MINING CO
filed 2012-05-14
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On May 1, 2012, 45,305,862 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2012

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$167,443	$612,989
Investment in marketable equity security at market (cost-$3,868)	19,150	19,344
Joint venture receivables	202,997	131,718
Other current assets	20,608	55,442
Deposits		44,280
Inventory	19,353	18,410
Total current assets	429,551	882,183

Property, plant, and equipment, net of accumulated depreciation	4,489,217	3,967,467
Mineral properties, net of accumulated amortization	699,575	699,575
Investment in Golden Chest LLC	599,266	553,205
Total assets	$6,217,609	$6,102,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$116,065	$122,060
Accrued payroll and related payroll expenses	72,689	54,367
Account payable, related party	1,500	1,500
Accounts payable, joint venture and related party	137,662
Obligations under capital lease, current	30,111	30,153
Notes payable, current	101,530	102,151
Total current liabilities	459,557	310,231

Asset retirement obligation	8,933	8,645
Obligations under capital lease, non-current	50,693	58,376
Notes payable, non-current	282,827	308,362
Total non-current liabilities	342,453	375,383

Total liabilities	802,010	685,614

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 200,000,000 shares authorized; 45,305,862 shares issued and outstanding both periods	10,423,469	10,423,469
Deficit accumulated during the development stage	(7,556,074)	(7,233,754)
Accumulated other comprehensive income
Unrealized gain in marketable equity security	15,281	15,475
Total New Jersey Mining Company stockholders' equity	2,882,676	3,205,190
Noncontrolling interest in New Jersey Mill Joint Venture	2,532,923	2,211,626
Total stockholders’ equity	5,415,599	5,416,816

Total liabilities and stockholders’ equity	$6,217,609	$6,102,430

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the Three Month Periods Ended March 31, 2012 and 2011,
And from Inception (July 18, 1996) through March 31, 2012

					From Inception
					(July 18, 1996)
					Through
		March 31, 2012		March 31, 2011	March 31, 2012
Income earned during the development stage:
Sales of gold	$		$		$437,122
Sales of concentrate					601,168
Drilling and exploration contract income		413,044		183,836	2,015,304
Joint venture management fee income		23,242		14,035	102,273
Engineering services income		39,900		32,700	203,723
Total income earned during the development stage		476,186		230,571	3,359,590

Costs and expenses:
Direct production costs		3,071		544	1,336,279
Drilling and exploration contract expense		229,886		108,997	1,079,431
Engineering services expense		9,750			61,841
Management		12,443		24,228	1,928,982
Exploration		584		2,813	2,419,665
Net loss (gain) on sale of or default on mineral property					(281,398)
Net gain on sale of equipment				(12,895)	(47,993)
Depreciation and amortization		31,005		14,687	854,718
General and administrative expenses		111,746		102,265	3,196,762
Total operating expenses		398,485		240,639	10,548,287

Other (income) expense:
Timber sales					(54,699)
Timber expense					14,554
Royalties and other income		(3,000)		(8,612)	(108,445)
Royalties expense					44,089
Gain on sale of marketable equity security					(92,269)
Interest income		(217)		(358)	(49,117)
Interest expense				1,522	91,887
Write off of goodwill and investment					120,950
Equity in loss of Golden Chest LLC		403,940			403,940
Total other (income) expense		400,723		(7,448)	370,890

Net loss		323,022		2,620	7,559,587

Net loss attributable to non controlling interest-Mill JV		702			3,513

Net loss attributable to the Company		322,320		2,620	7,556,074

Income tax (provision) benefit

Other comprehensive (income) loss:
Unrealized (gain) loss on marketable equity security		193		9,672	(15,281)

Comprehensive loss		$322,513		$12,292	$7,540,793

Net loss per common share-basic		$0.01	$	Nil	$0.32

Weighted average common shares outstanding-basic		45,302,862		45,017,862	23,675,669

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Three Month Periods Ended March 31, 2012 and 2011,
And from Inception (July 18, 1996) through September 30, 2012

			From Inception
	March 31,		(July 18, 1996)
			through
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(323,022)	$(2,620)	$(7,559,587)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	31,005	14,687	854,718
(Gain) loss on sale of equipment		(12,895)	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(281,334)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	288	868	8,095
Equity in loss of Golden Chest LLC	403,940		403,940
Common stock issued for:
Management and directors’ fees			1,169,335
Services and other			255,874
Exploration			96,521
Mineral property agreement			15,000
Change in:
Deposits	44,280
Inventory	(942)	(335)	(19,353)
Joint venture receivables	(71,280)	(149,333)	(202,996)
Other current assets	34,835	6,992	(20,607)
Other assets			(778)
Accounts payable	(5,996)	98,465	131,808
Accrued payroll and related payroll expense	18,322	40,745	72,689
Accounts payable joint venture and related party	137,662		137,662
Accrued reclamation costs			(1,443)
Net cash provided (used) by operating activities	269,092	(3,426)	(4,948,496)
Cash flows from investing activities:
Purchases of property, plant and equipment	(552,755)	(588,604)	(3,905,298)
Deposit on equipment purchase		(310,820)
Purchase (sales)of mineral property		(10,000)	(3,904)
Proceeds from sale of mineral property			240,000
Deposit received on sale of mineral property			320,000
Contribution to Golden Chest LLC	(450,000)		(450,000)
Proceeds from sale of equipment		12,676	49,174
Redemption (purchase) of reclamation bonds		(110)	(120,500)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	(1,002,755)	(896,858)	(4,503,067)
Cash flows from financing activities:
Exercise of stock purchase warrants			2,571,536
Sales of common stock, net of issuance costs			5,246,236
Principal payments on capital lease	(7,726)	(3,316)	(220,235)
Principal payments on notes payable	(26,157)	(18,035)	(516,466)
Note and interest payable, related party, net			1,500
Contributions from noncontrolling equity interest in Mill JV	322,000	989,420	2,536,435
Net cash provided by financing activities	288,117	968,069	9,619,006
Net change in cash and cash equivalents	(445,546)	67,785	167,443
Cash and cash equivalents, beginning of period	612,989	357,317	0
Cash and cash equivalents, end of period	$167,443	$425,102	$167,443
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized		$1,522	$93,986
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable			$18,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$275,838
Notes payable for property and equipment acquired		$62,613	$884,397
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck		$2,785	$2,785

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Principles of Consolidation
At March 31, 2012, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2.              Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC LLC). Accounts receivable are a part of normal operations which include operating costs, payroll, and drilling. As of March 31, 2012, a related party account receivable existed with MUSA and GC LLC for $185,068. In addition, income, expense, and equity in loss items for the three month period ended March 31, 2012 related to MUSA and GC LLC were as follows:

•	Drilling and exploration contract income	$ 413,044
•	Joint Venture Management fees income	23,242
•	Drilling and exploration contract expense	229,886
•	Equity in loss of Golden Chest LLC	403,940

Engineering services income includes engineering services provided to United Mine Services (UMS). UMS holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to UMS in the three period ended March 31, 2012 were $39,900. As of March 31, 2012, a related party account receivable existed with the Mill Joint Venture and UMS for $17,929. As of March 31, 2012, $137,662 was recorded as an account payable to Mine Fabrication and Machine, a wholly owned subsidiary of UMS, a related party. $1,500 is payable quarterly by the Company to Mine Systems Design, a related party, for office rent. The first quarter's office rent to Mine System Design was recorded as a related party account payable on March 31, 2012.

3              Earnings per Share

For the quarters ended March 31, 2011 and 2012, the effect of the Company’s potential issuance of shares from the exercise of 6,099,550 outstanding warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

Common Stock Issued for Cash
There was no stock issued in the first quarter of 2011 or 2012.

4.              Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at March 31, 2012 and December 31, 2011, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value on a recurring basis at March 31, 2012 and December 31, 2011.

	Balance at March 31, 2012	Balance at December 31, 2011	Hierarchy Level
Investments in marketable equity securities	$ 19,150	$19,344	Level 1

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

At March 31, 2012 and December 31, 2011, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2012			December 31, 2011
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	67%	Yes	Consolidated	71%	Yes	Consolidated
Golden Chest LLC	50%	No	Equity	50%	No	Cost

New Jersey Mill Joint Venture Agreement

In January 2011, the New Jersey Mill Joint Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a one third interest in the venture, UMS will provide funding to expand the processing plant to 15 tonnes/hr, which is estimated to cost $2.5 million. The proposed expansion budget included purchasing land held by the Company, known as the Zanetti Mining Lease, which was cancelled by the purchase of the land. The Company is the operator of the venture and will charge operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS has contributed $2,536,435 for a vested, noncontrolling interest of 33% as of March 31, 2012. The Company holds the remaining interest. Losses attributed to the Mill JV are the result of equipment depreciation expenses charged to the Joint Venture. For the three month period ending March 31, 2011 they are $2,128.

Golden Chest LLC Joint Venture

The Company has a joint venture with Marathon Gold USA (MUSA). Upon MUSA's completion of their initial contribution in November 2011 the company and MUSA each have 50% ownership and an equal amount of control over the joint venture. Funding for the Golden Chest Joint Venture in 2011 was paid by MUSA's initial $4,000,000 contribution. Funding in 2012 is being provided based upon ownership at 50% per partner. The Company provided $450,000 of funding in the first quarter of 2012 of which $46,060 was capitalized and the remaining amount was recognized as a Equity loss in the joint venture. These cash call commitments may continue throughout 2012. Because both partners have now completed their initial contribution and the Company is now contributing additional funding, the cost method has been replaced by the equity method of accounting for this joint venture as of January 1, 2012, and accordingly, the Company is now recognizing its proportional share of the LLC's losses.

6.              Property, Plant, and Equipment

Property, plant and equipment at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31,2011
Mill land at cost	$225,289	$225,289
Mill building at cost	519,067	430,118
Milling equipment at cost	3,266,731	2,802,925
Less accumulated depreciation	(80,385)	(80,385)
Total mill	3,930,702	3,377,947

Building and equipment at cost	771,419	771,419
Less accumulated depreciation	(472,313)	(441,308)
Total building and equipment	299,106	330,111

Land	259,409	259,409

Total	$4,489,217	$3,967,467

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

Exploration activities at the Golden Chest during the first quarter of 2012 continued. The Golden Chest project is a 50:50 joint venture agreement with Marathon Gold USA (MUSA), and the Company is the Operator. During the first quarter of 2012, 3,495 meters of drilling was completed. The Company conducted core drilling operations at the Golden Chest for the venture under a service agreement. In the first quarter of 2012, a 43-101 resource estimate was completed by an independent engineering firm.

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

The New Jersey mineral processing plant is being expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (now United Silver Corp.) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant is being expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC is paying the expansion cost estimated to be $2.9 million. After completion of the expansion, the Company will own 2/3 of the venture and USC will own 1/3. The Company is the operator of the venture. USC will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant construction is nearly complete and commissioning will start in May 2012.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter of 2012 was $167,443. The cash balance decreased during the quarter, from $612,989 at year end to $167,443, primarily because the Golden Chest project became joint funding.

Results of Operations
Income Earned during the Development Stage (Revenue) for the first quarter of 2012 was $476,186 as compared to $230,571 for the first quarter of 2011. Revenue was higher in 2012 due to increased contracting services. The net loss for the first quarter of 2012 was $322,513 compared to a loss of $12,292 for the first quarter of 2011. The net loss for the first quarter of 2012 was greater than the corresponding quarter of 2011 because of joint funding at the Golden Chest.

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

Changes in Joint Venture Receivables
Joint Venture receivables increased as of March 31, 2012, compared to December 31, 2011, as a result of increased activity with the Company's joint ventures.

Changes in Other Current Assets
Other current assets decreased as of March 31, 2012, compared to December 31, 2011, because of a decrease in prepaid claim fees and other miscellaneous accounts receivable.

Changes in Deposits
Deposits decreased as of March 31, 2012, compared to December 31, 2011, because the deposit was returned and is no longer held.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased as of March 31, 2012, compared to December 31, 2011, because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Accounts Payable , Joint Venture and related party
Accounts Payable, joint venture and related party increased as of March 31, 2012, compared to December 31, 2011, because of activity related to the New Jersey Mill Joint Venture expansion.

Drilling and Exploration Income
Drilling and Exploration income increased for the three month period ended March 31, 2012, compared to last year because of drilling activity that was conducted at the Golden Chest under the Joint Venture agreement.

Drilling and Exploration Contract Expense
Drilling and Exploration contract expense has increased for the three month period ended March 31, 2012, compared to the comparable period last year because of increased drilling activity at the Golden Chest.

Changes in Equity in Loss and Contributions to Golden Chest LLC
Equity in loss represents NJMC's share of losses in the Golden Chest LLC. As of January 1, 2012, the Company changed its method of accounting for the LLC from the cost method to the equity method. During the first 3 months of 2012 the Company contributed $450,000 to its investment in the Golden Chest LLC.

(Gain) Loss on Sale of Equipment
Gain on Sale of Equipment decreased in 2012 compared to 2011 because no sales have occurred in 2012.

Depreciation
Depreciation increased in the three month period ending March 31, 2012, compared to the comparable period last year, most notably because of the new core drill which was placed in service in June 2011.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended March 31, 2012.

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

No shares of the Company's stock were issued in the first quarter of 2012.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.      MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2012, the Company received three citations for violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. All three were issued at the New Jersey Mill where two were issued to the Company and the third was issued to an electrical contractor. Each citation was assessed a penalty of $100 and all three citations were cured through corrective action. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

* as filed herewith

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director
Date May 11, 2012

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: May 11, 2012