Form 10-Q
period 2012-06-30
NEW JERSEY MINING CO
filed 2012-08-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes [ ] No [X]

On August 1, 2012, 45,305,862 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

ASSETS
	June 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$152,415	$612,989
Investment in marketable equity security, at market (cost-$3,868)	33,851	19,344
Joint venture receivables	130,146	131,718
Deposits		44,280
Inventory	18,586	18,410
Other current assets	8,243	55,442
Total current assets	343,241	882,183

Property, plant, and equipment, net of accumulated depreciation	4,923,432	3,967,467
Mineral properties	699,575	699,575
Investment in Golden Chest LLC	533,413	553,205
Total assets	$6,499,661	$6,102,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$103,661	$122,060
Accrued payroll and related payroll expenses	45,036	54,367
Account payable, related party	39,138	1,500
Accounts payable, related party joint venture	78,259
Obligations under capital lease, current	30,336	30,153
Notes payable, current	100,937	102,151
Total current liabilities	397,367	310,231

Asset retirement obligation	9,221	8,645
Obligations under capital lease, non-current	42,800	58,376
Notes payable, non-current	256,886	308,362
Total non-current liabilities	308,907	375,383

Total liabilities	706,274	685,614

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 200,000,000 shares authorized; 45,305,862 shares issued and outstanding, both periods	10,423,469	10,423,469
Deficit accumulated during the development stage	(7,699,401)	(7,233,754)
Accumulated other comprehensive income:
Unrealized gain in marketable equity security	29,983	15,475
Total New Jersey Mining Company stockholders' equity	2,754,051	3,205,190
Noncontrolling interest in New Jersey Mill Joint Venture	3,039,336	2,211,626
Total stockholders’ equity	5,793,387	5,416,816

Total liabilities and stockholders’ equity	$6,499,661	$6,102,430

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Six Month Periods Ended June 30, 2012 and 2011,
And from Inception (July 18, 1996) through June 30, 2012

								From Inception
								(July 18, 1996)
								Through
		June 30, 2012			June 30, 2011			June 30, 2012
		Three Months	Six Months		Three Months		Six Months
Income earned during the development stage:
Sales of gold								$437,122
Sales of concentrate								601,168
Drilling and exploration contract income		$356,040	$769,084		$223,501		$407,336	2,371,344
Joint venture management fee income		17,784	41,025		17,702		31,737	120,057
Mill processing fee income		1,029	1,029					1,029
Engineering services income		28,800	68,700		36,850		69,550	232,522
Total income earned during the development stage		403,653	879,838		278,053		508,623	3,763,242

Costs and expenses:
Direct production costs		4,754	7,824		3,263		3,806	1,341,032
Drilling and exploration contract expense		117,874	347,760		138,689		247,686	1,197,305
Engineering servicing expense		9,750	19,500					71,591
Management		10,288	22,731		24,655		48,883	1,939,270
Exploration		330	914		4,486		7,299	2,419,995
Net loss (gain) on sale of or default on mineral property								(281,398)
Net gain on sale of equipment							(12,895)	(47,993)
Depreciation and amortization		32,918	63,923		19,146		33,833	887,636
General and administrative expenses		64,481	176,227		85,873		188,138	3,261,243
Total operating expenses		240,395	638,879		276,112		516,750	10,788,681

Other (income) expense:
Timber sales								(54,699)
Timber expense								14,554
Royalties and other income		(3,000)	(6,000)		(3,012)		(11,624)	(111,445)
Royalties expense								44,089
Gain on sale of marketable equity security								(92,269)
Interest income		(71)	(288)		(202)		(560)	(49,189)
Interest expense					4,654		6,176	91,887
Write off of goodwill and investment								120,950
Equity in loss of Golden Chest LLC		310,853	714,793					714,793
Total other (income) expense		307,782	708,505		1,440		(6,008)	678,671

Net income (loss)		(144,524)	(467,546)		501		(2,119)	(7,704,110)

Net loss attributable to noncontrolling interest-Mill JV		1,196	1,899		709		1,405	4,709

Net income (loss) attributable to the Company		(143,328)	(465,647)		1,210		(714)	(7,699,401)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity security		14,701	14,508		2,902		(6,770)	29,983

Comprehensive income (loss) attributable to the Company		$(128,627)	$(451,139)		$4,112		$(7,484)	$(7,669,418)

Net income (loss) per common share basic and diluted	$	Nil	$(0.01)	$	Nil	$	Nil	$(0.32)

Weighted average common shares outstanding basic and diluted		45,305,862	45,305,862		45,040,662		45,029,326	24,024,592

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Six Month Periods Ended June 30, 2012 and 2011,
And from Inception (July 18, 1996) through June 30, 2012

			From Inception
	June 30,		(July 18, 1996)
			through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(467,546)	$(2,119)	$(7,704,110)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	63,923	33,833	887,636
(Gain) loss on sale of equipment		(12,895)	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(281,334)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	576	1,736	8,383
Equity in loss of Golden Chest LLC	714,793		714,793
Common stock issued for:
Management and directors’ fees			1,169,335
Services and other			255,874
Exploration			96,521
Mineral property agreement			15,000
Change in:
Deposits	44,280
Inventory	(175)	(1,061)	(18,586)
Joint venture receivables	1,572	(138,970)	(130,144)
Other current assets	47,200	11,967	(8,242)
Other assets			(778)
Accounts payable	(18,400)	248,264	119,404
Accrued payroll and related payroll expense	(9,332)	45,787	45,035
Accounts payable related party joint venture	78,259	27,848	78,259
Accrued reclamation costs			(1,443)
Net cash provided (used) by operating activities	455,150	214,390	(4,762,437)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,019,889)	(1,238,808)	(4,372,432)
Deposit on equipment purchase		(419,458)
Purchase (sales) of mineral property			(3,904)
Proceeds from sale of mineral property			240,000
Deposit received on sale of mineral property			320,000
Contribution to Golden Chest LLC	(695,000)		(695,000)
Proceeds from sale of equipment		12,676	49,174
Redemption (purchase) of reclamation bonds		(110)	(120,500)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	(1,714,889)	(1,645,700)	(5,215,201)
Cash flows from financing activities:
Exercise of stock purchase warrants			2,571,536
Sales of common stock, net of issuance costs		5,000	5,246,236
Principle payments on capital lease	(15,392)	(6,751)	(227,901)
Principle payments on notes payable	(52,690)	(44,669)	(543,000)
Note and interest payable, related party, net	37,638	1,500	39,138
Contributions from noncontrolling equity interest in Mill JV	829,609	1,671,347	3,044,044
Net cash provided by financing activities	799,165	1,626,427	10,130,053
Net change in cash and cash equivalents	(460,574)	195,117	152,415
Cash and cash equivalents, beginning of period	612,989	357,317	0
Cash and cash equivalents, end of period	$152,415	$552,434	$152,415
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized		$6,176	$93,986
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable			$18,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$275,838
Notes payable for property and equipment acquired		$401,763	$884,397
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck		$2,785	$2,785

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

Principles of Consolidation

At June 30, 2012, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2. Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC LLC). Accounts receivable are a part of normal operations which include operating costs, payroll, and drilling. As of June 30, 2012, a related party account receivable existed with MUSA and GC LLC for $16,758 for services rendered. In addition, income, expense, and equity in loss items for the three and six month periods ended June 30, 2012 related to MUSA and GC LLC were as follows:

		Three month	Six Month
•	Drilling and exploration contract income	$356,040	$769,084
•	Joint Venture Management fees income	17,784	41,025
•	Drilling and exploration contract expense	117,874	347,760
•	Equity in loss of Golden Chest LLC	310,853	714,792

Engineering services income includes engineering services provided to United Silver Corp. (USC). USC holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to USC in the three and six month periods ended June 30, 2012 were $28,800 and $68,700 respectively. As of June 30, 2012, a related party account receivable existed with the New Jersey Mill Joint Venture (Mill JV) and USC for $113,388. As of June 30, 2012, $78,259 was recorded as an account payable to Mine Fabrication and Machine, which is a wholly owned subsidiary of USC.

$1,500 is payable quarterly by the Company to Mine Systems Design (MSD), a company controlled by our CEO, for office rent. The second quarter's office rent to MSD was recorded as a related party account payable on June 30, 2012. Additionally, at June 30, 2012 a $37,638 line of credit existed between the Company and MSD at 0% interest.

3. Earnings per Share

For the three and six month periods ended June 30, 2011 and 2012, the effect of the Company’s potential issuance of shares from the exercise of 6,099,550 outstanding warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

4. Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at June 30, 2012 and December 31, 2011, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value on a recurring basis at June 30, 2012 and December 31, 2011.

	Balance at June 30, 2012	Balance at December 31, 2011	Hierarchy Level
Investments in marketable equity securities	$ 33,851	$19,344	Level 1

5. Joint Ventures

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of noncontrolling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, and the Company has significant influence, the equity method is utilized.

At June 30, 2012 and December 31, 2011, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	June 30, 2012			December 31, 2011
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	67%	Yes	Consolidated	71%	Yes	Consolidated
Golden Chest LLC	50%	Yes	Equity	50%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012 USC completed their buy-in for 33% of the Mill JV with a $3.04 million contribution to bring the capacity of the mill to 15 tonnes/hr. The plant has been commissioned and the mineral processing fee income of $1,029 recognized by the company for the six months ended June 30, 2012 is income for processing USC ore.

Golden Chest LLC Joint Venture

Funding in 2012 is being provided based upon ownership at 50% per partner. The Company provided $695,000 of funding in the first half of 2012. These cash call commitments may continue throughout 2012. Because both partners have now completed their initial contribution and the Company is now contributing additional funding, the cost method has been replaced by the equity method of accounting for this joint venture as of January 1, 2012, and accordingly, the Company is now recognizing its proportional share of the LLC's losses as equity in loss of Golden Chest, The equity in loss for the first half of 2012 was $714,792.

6. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31,2011
Mill land at cost	$269,569	$225,289
Mill building at cost	522,786	430,118
Milling equipment at cost	3,685,866	2,802,925
Less accumulated depreciation	(82,299)	(80,385)
Total mill	4,395,922	3,377,947

Building and equipment at cost	771,419	771,419
Less accumulated depreciation	(503,318)	(441,308)
Total building and equipment	268,101	330,111

Land	259,409	259,409

Total	$4,923,432	$3,967,467

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

Plan of Operation

The Company is conducting gold exploration in the Gold Belt of the Coeur d’Alene Mining District of northern Idaho and it operates a mineral processing plant near Kellogg, Idaho. The financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primarily focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing mineral processing, core drilling and engineering services from its joint venture partners, as well as management fees.

All exploration is now being done at the Golden Chest mine. Other exploration properties include the Toboggan, Niagara/Copper Camp, the Coleman, and the Giant Ledge.

Exploration activities at the Golden Chest during the second quarter of 2012 were slowed considerably because of our partner’s financial condition. The Golden Chest project is a 50:50 joint venture agreement with Marathon Gold USA (MUSA), and the Company is the Operator. During the second quarter of 2012, 3,167 meters of drilling was completed. The Company conducted core drilling operations at the Golden Chest for the venture under a service agreement.

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

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. relating to the Niagara and Copper Camp properties. The terms of the agreement with Desert Copper include an option to purchase the properties for $250,000 and 3.5 million shares of Desert Copper Corporation (the parent of Desert Copper USA Corp.). The option period is five years and Desert Copper is required to make annual payments of $20,000 to the Company as well as pay all costs associated with the properties. As a result of the option agreement with Desert Copper, the Company exercised its option with Revett Metals Associates to enter a mining agreement for the Niagara property. During the second quarter of 2012, the parent Canadian company of Desert Copper changed its name to Daycon Minerals Corporation.

At the Coleman underground mine future plans are to conduct further drilling to locate higher grade reserves.

The New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (now United Silver Corp.) (USC) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant has been expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC has paid the expansion cost which was about $3.1 million. The Company owns 2/3 of the venture and USC owns 1/3. The Company is the operator of the venture. USC will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. Currently, the plant commissioning has been completed and the mill is processing development ore supplied by USC.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the second quarter of 2012 was $152,415. The cash balance decreased during the quarter, from $612,989 at year end to $152,415, primarily because the Golden Chest project became joint funding and service revenues decreased.

Results of Operations

Income Earned during the Development Stage (Revenue) for the second quarter of 2012 was $403,653 as compared to $278,053 for the second quarter of 2011. Revenue was higher in 2012 due to increased contracting services. The net loss for the second quarter of 2012 was $144,524 compared to a small income of $501 for the second quarter of 2011. The net loss for the second quarter of 2012 was greater than the corresponding quarter of 2011 because of joint funding at the Golden Chest.

There are no plans for gold production in 2012 because only limited exploration activities are planned for the Golden Chest mine.

Plans at the Golden Chest mine include only exploration in 2012 in order to increase resources and reserves before making a production decision.

The New Jersey mineral processing plant will be operated throughout the remainder of 2012. Development ore from the Crescent mine, owned by United Silver Corp. will be processed.

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

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC. Currently, Golden Chest LLC is funded 50% by Marathon Gold and 50% by the Company. The Company also receives a management fee as Manager of the venture. The Company receives a management fee for processing ore for United Silver Corp. Additional financing activities may be necessary in 2012 if Marathon Gold does not exercise its option to increase its ownership of Golden Chest LLC to 60% by paying $3.5 million.

Changes in Other Current Assets
Other current assets decreased as of June 30, 2012, compared to December 31, 2011, because of a decrease in prepaid claim fees and other miscellaneous accounts receivable.

Changes in Deposits
Deposits decreased as of June 30, 2012, compared to December 31, 2011, because the deposit was returned and is no longer held.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased as of June 30, 2012, compared to December 31, 2011, because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Account Payable Related Party
Account payable related party increased as of June 30, 2012, compared to December 31, 2011, because of a line of credit that was extended to the company by MSD.

Accounts Payable , Joint Venture and related party
Accounts Payable, joint venture and related party increased as of June 30, 2012, compared to December 31, 2011, because of activity related to the New Jersey Mill Joint Venture expansion.

Drilling and Exploration Income
Drilling and Exploration income increased for the three and six month periods ended June 30, 2012, compared to last year because of drilling activity that was conducted at the Golden Chest under the Joint Venture agreement.

Drilling and Exploration Contract Expense
Drilling and Exploration contract expense increased for the six month period ended June 30, 2012, compared to the comparable period last year because of increased drilling activity at the Golden Chest in the first quarter of 2012.

Changes in Equity in Loss and Contributions to Golden Chest LLC
Equity in loss represents NJMC's share of losses in the Golden Chest LLC. As of January 1, 2012, the Company changed its method of accounting for the LLC from the cost method to the equity method. During the first 6 months of 2012 the Company contributed $695,000 to its investment in the Golden Chest LLC.

(Gain) Loss on Sale of Equipment
Gain on Sale of Equipment decreased in 2012 compared to 2011 because no sales have occurred in 2012.

Depreciation
Depreciation increased in the three and six month periods ending June, 2012, compared to the comparable period last year, most notably because of the new core drill which was placed in service in June 2011.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended June 30, 2012.

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

No shares of the Company's stock were issued in the second quarter of 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2012, the Company received no citations for violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. However, two S&S citations were issued to a local contractor at the New Jersey mill. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

* as filed herewith .

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:	/s/ Fred W. Brackebusch

Fred W. Brackebusch, its
President, Treasurer & Director Date August 10, 2012

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: August 10, 2012