Form 10-Q
period 2012-09-30
NEW JERSEY MINING CO
filed 2012-11-13
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On November 1, 2012, 45,305,862 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2012

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011

ASSETS
	September 30, 2012	December 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$65,512	$612,989
Investment in marketable equity security, at market (cost-$3,868)	28,965	19,344
Joint venture receivables	65,690	131,718
Deposits		44,280
Inventory	20,633	18,410
Other current assets	18,095	55,442
Total current assets	198,895	882,183

Property, plant, and equipment, net of accumulated depreciation	5,056,972	3,967,467
Mineral properties	699,575	699,575
Investment in Golden Chest LLC	527,766	553,205
Total assets	$6,483,208	$6,102,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,030	$122,060
Accrued payroll and related payroll expenses	17,564	54,367
Account and note payable, related party, current	25,258	1,500
Accounts payable, related party joint venture	4,255
Obligations under capital lease, current	31,161	30,153
Notes payable, current	151,042	102,151
Total current liabilities	252,310	310,231

Asset retirement obligation	9,509	8,645
Account and note payable, related party, non-current	199,441
Obligations under capital lease, non-current	34,694	58,376
Notes payable, non-current	179,863	308,362
Total non-current liabilities	423,507	375,383

Total liabilities	675,817	685,614

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 200,000,000 shares authorized; 45,305,862 shares issued and outstanding, both periods	10,423,469	10,423,469
Deficit accumulated during the development stage	(7,829,598)	(7,233,754)
Accumulated other comprehensive income:
Unrealized gain in marketable equity security	25,097	15,475
Total New Jersey Mining Company stockholders' equity	2,618,968	3,205,190
Noncontrolling interest in New Jersey Mill Joint Venture	3,188,423	2,211,626
Total stockholders’ equity	5,807,391	5,416,816

Total liabilities and stockholders’ equity	$6,483,208	$6,102,430

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Month Periods Ended September 30, 2012 and 2011,
And from Inception (July 18, 1996) through September 30, 2012

								From Inception
								(July 18, 1996)
								Through
		September 30, 2012			September 30, 2011			September 30, 2012
		Three Months	Nine Months		Three Months		Nine Months
Income earned during the development stage:
Sales of gold								$437,122
Sales of concentrate								601,168
Drilling and exploration contract income	$		$769,084		$456,409		$863,745	2,371,344
Joint venture management fee income		2,049	43,074		24,583		56,320	122,105
Mill processing fee income		20,145	21,174					21,174
Engineering services income			68,700		21,150		90,700	232,522
Total income earned during the development stage		22,194	902,032		502,142		1,010,765	3,785,435

Costs and expenses:
Direct production costs		(940)	6,885		4,591		8,398	1,340,093
Drilling and exploration contract expense		318	348,078		226,987		474,673	1,197,623
Engineering servicing expense			19,500					71,591
Management		16,553	39,284		24,121		73,004	1,955,823
Exploration		3,155	4,069		2,446		9,745	2,423,150
Net loss (gain) on sale of or default on mineral property								(281,398)
Net gain on sale of equipment							(12,895)	(47,993)
Depreciation and amortization		58,774	122,697		30,527		64,360	946,410
General and administrative expenses		37,527	213,753		92,692		280,830	3,298,769
Total operating expenses		115,387	754,266		381,364		898,115	10,904,068
Operating income (loss)		(93,193)	147,766		120,778		112,650	(7,118,633)
Other (income) expense:
Timber sales								(54,699)
Timber expense								14,554
Royalties and other income		(2,000)	(8,000)		(3,000)		(14,624)	(113,445)
Royalties expense								44,089
Gain on sale of marketable equity security								(92,269)
Interest income		(89)	(376)		(137)		(697)	(49,278)
Interest expense		8,779	8,779		7,943		14,119	100,667
Write off of goodwill and investment								120,950
Equity in loss of Golden Chest LLC		40,647	755,439					755,439
Total other (income) expense		47,337	755,842		4,806		(1,202)	726,008

Net income (loss)		(140,530)	(608,076)		115,972		113,852	(7,844,641)

Net loss attributable to noncontrolling interest-Mill JV		10,335	12,234		703		2,108	15,044

Net income (loss) attributable to the Company		(130,195)	(595,842)		116,675		115,960	(7,829,597)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity security		(4,886)	9,622		627		(6,143)	25,097

Comprehensive income (loss) attributable to the Company		$(135,081)	$(586,220)		$117,302		$109,817	$(7,804,500)

Net income (loss) per common share basic and diluted	$	Nil	$(0.01)	$	Nil	$	Nil	$(0.32)

Weighted average common shares outstanding basic and diluted		45,305,862	45,305,862		45,040,662		45,033,174	24,362,390

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Month Periods Ended September 30, 2012 and 2011,
And from Inception (July 18, 1996) through September 30, 2012

			From Inception
	September 30,		(July 18, 1996)
			through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(608,076)	$113,852	$(7,844,641)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	122,697	64,360	946,410
(Gain) loss on sale of equipment		(12,895)	(36,721)
Write-off of goodwill and investment			120,950
Gain on sale of mineral property			(281,334)
Gain on sale of marketable equity security			(92,269)
Accretion of asset retirement obligation	864	2,604	8,671
Equity in loss of Golden Chest LLC	755,439		755,439
Common stock issued for:
Management and directors’ fees			1,169,335
Services and other			255,874
Exploration			96,521
Mineral property agreement			15,000
Change in:
Deposits	44,280
Inventory	(2,222)	(2,700)	(20,633)
Joint venture receivables	66,027	(179,327)	(65,689)
Other current assets	37,348	(46,097)	(18,094)
Other assets			(778)
Accounts payable	(99,030)	37,060	38,774
Accrued payroll and related payroll expense	(36,802)	39,019	17,565
Accounts payable related party joint venture	4,255	75,312	4,255
Accrued reclamation costs			(1,443)
Net cash provided (used) by operating activities	284,780	91,188	(4,932,808)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,086,034)	(1,465,021)	(4,438,577)
Deposit on equipment purchase		(422,995)
Purchase (sales) of mineral property			(3,904)
Proceeds from sale of mineral property			240,000
Deposit received on sale of mineral property			320,000
Contribution to Golden Chest LLC	(730,000)		(730,000)
Proceeds from sale of equipment		12,676	49,174
Redemption (purchase) of reclamation bonds		(110)	(120,500)
Purchase of marketable equity security			(7,500)
Proceeds from sales of marketable equity securities			95,901
Cash of acquired companies			38,269
Deferral of development costs			(759,209)
Net cash provided (used) by investing activities	(1,816,034)	(1,875,450)	(5,316,346)
Cash flows from financing activities:
Exercise of stock purchase warrants			2,571,536
Sales of common stock, net of issuance costs		5,000	5,246,236
Principle payments on capital lease	(22,675)	(10,314)	(235,183)
Principle payments on notes payable	(79,609)	(82,040)	(569,919)
Note and interest payable, related party, net	97,030	1,500	98,530
Contributions from noncontrolling interest in Mill JV	989,031	1,950,363	3,203,466
Net cash provided by financing activities	983,777	1,864,509	10,314,666
Net change in cash and cash equivalents	(547,477)	80,247	65,512
Cash and cash equivalents, beginning of period	612,989	357,317	0
Cash and cash equivalents, end of period	$65,512	$437,564	$65,512
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	8,779	$14,119	$88,646
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment			$50,365
Mineral properties agreement			$351,600
Payment of accounts payable			$18,730
Acquisitions of companies, excluding cash			$743,653
Capital lease obligation incurred for equipment acquired			$275,838
Notes payable for property and equipment acquired		$401,763	$884,397
Mineral property transferred to Golden Chest LLC			$553,205
Debt relieved from sale of truck		$2,785	$2,785
Related party note payable for property	$223,807		$223,807

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company's consolidated financial statements are prepared in accordance with accounting guidance for development stage entities as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

Principles of Consolidation
At September 30, 2012, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2. Related Party Transactions

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC LLC). Accounts receivable are a part of normal operations which include operating costs, payroll, and drilling. As of September 30, 2012, a related party account receivable existed with MUSA and GC LLC for $4,789 for services rendered. In addition, income, expense, and equity in loss items for the three and nine month periods ended September 30, 2012 related to MUSA and GC LLC were as follows:

		Three month	Nine Month
Drilling and exploration contract income	$		$769,084
Joint Venture Management fees income		2,049	43,074
Drilling and exploration contract expense		318	348,078
Equity in loss of Golden Chest LLC		40,647	755,439

Engineering services income includes engineering services provided to United Silver Corp. (USC). USC holds the noncontrolling interest in the Company's New Jersey Mill Joint Venture. Engineering services to USC in the nine month period ended September 30, 2012 was $68,700, no engineering services were provided in the third quarter. As of September 30, 2012, a related party account receivable existed with the New Jersey Mill Joint Venture (Mill JV) and USC for $60,901. As of September 30, 2012, $4,255 was recorded as an account payable to Mine Fabrication and Machine, which is a wholly owned subsidiary of USC.

$1,500 is payable quarterly by the Company to Mine Systems Design (MSD), a company controlled by our CEO, for office rent. The third quarter's office rent to MSD was recorded as a related party account payable on September 30, 2012. In August the Company was extended a note to purchase property by MSD for $223,807 at 12% interest to be paid in 48 monthly payments. At September 30, 2012 the remaining amount due was $223,199 and $2,238 has been paid in interest.

3 Earnings per Share

For the three and nine month periods ended September 30, 2011 and 2012, the effect of the Company’s potential issuance of shares from the exercise of 6,099,550 outstanding warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

4. Fair Value Measurement

The table below sets forth our financial assets that were accounted for at fair value on at September 30, 2012 and December 31, 2011, and their respective hierarchy level. We had no other financial assets or liabilities accounted for at fair value on a recurring basis at September 30, 2012 and December 31, 2011.

	Balance at September 30, 2012	Balance at December 31, 2011	Hierarchy Level
Investments in marketable equity securities	$ 28,965	$19,344	Level 1

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

At September 30, 2012 and December 31, 2011, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2012			December 31, 2011
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	67%	Yes	Consolidated	71%	Yes	Consolidated
Golden Chest LLC	50%	Yes	Equity	50%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012 USC completed their buy-in for 33% of the Mill JV with a cumulative $3.04 million contribution to bring the capacity of the mill to 15 tonnes/hr. The mineral processing fee income of $21,174 recognized by the company for the nine months ended September 30, 2012 is income for processing USC ore.

Golden Chest LLC Joint Venture

Funding in 2012 is being provided based upon ownership at 50% per partner. The Company provided $730,000 of funding in the nine months ended September 30, 2012. These cash call commitments may continue throughout 2012. Because both partners have now completed their initial contribution and the Company is now contributing additional funding, the cost method has been replaced by the equity method of accounting for this joint venture as of January 1, 2012, and accordingly, the Company is now recognizing its proportional share of the LLC's losses as equity in loss of Golden Chest, The equity in loss for the three and nine month periods ending September 30, 2012 was $40,647 and $755,439 respectively.

6. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31,2011
Mill land at cost	$225,289	$225,289
Mill building at cost	522,786	430,118
Milling equipment at cost	3,716,011	2,802,925
Less accumulated depreciation	(119,375)	(80,385)
Total mill	4,344,711	3,377,947

Building and equipment at cost	771,419	771,419
Less accumulated depreciation	(525,015)	(441,308)
Total building and equipment	246,404	330,111

Land	465,857	259,409

Total	$5,056,972	$3,967,467

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

Exploration activities at the Golden Chest during the third quarter of 2012 were quiescent because of both partners’ financial conditions. The Golden Chest project is a 50:50 joint venture agreement with Marathon Gold USA (MUSA), and the Company is the Operator.

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project was being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont did not complete their earn-in by March 20, 2011 and the joint venture agreement was terminated. Newmont returned all the unpatented claims held by the venture to the Company. The Company is now actively searching for a new joint venture partner to continue exploration of the favorable gold prospects examined by Newmont. During the third quarter some of the claims that form part of the Toboggan Project were leased to a subsidiary of Hecla Mining Co.

The Niagara copper-silver deposit, also located in the Murray, Idaho area, in the Revett formation was drilled in the 1970’s, and the Company drilled five holes since which expanded the resource. Results of the recent drilling also indicate that gold would be a significant byproduct. Preliminary open pit mining studies have been completed. Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. [now Daycon Minerals Corp.] relating to the Niagara and Copper Camp properties. Daycon terminated the Option Agreement in August 2012 unencumbering the properties.

At the Coleman underground mine future plans are to conduct further drilling to locate higher grade reserves.

The New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (now United Silver Corp.) (USC) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant has been expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC has paid the expansion cost which was about $3.1 million. The Company owns 2/3 of the venture and USC owns 1/3. The Company is the operator of the venture. USC will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. The plant was commissioned in the second quarter and continued to process USC ore in the third quarter, processing about 9,000 tonnes. Late in the third quarter USC encountered marketing and mining problems which resulted in idling the mill, and the mill is still idle. It is not known when operations will resume.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter of 2012 was $65,512. The cash balance decreased during the quarter, from $152,415 from the previous quarter to $65,512, primarily because the Golden Chest project is joint funding and service revenues decreased.

Results of Operations
Income Earned during the Development Stage (Revenue) for the third quarter of 2012 was $22,194 as compared to $502,142 for the third quarter of 2011. Revenue was less in 2012 due to decreased contracting services. The net loss for the third quarter of 2012 was $140,530 compared to an income of $115,972 for the third quarter of 2011. The net loss for the third quarter of 2012 compared to the income for the corresponding quarter in 2011 was due to joint funding and lack of contracting revenue at the Golden Chest.

There are no plans for gold production in 2012 because only limited exploration activities are planned for the Golden Chest mine.

Plans at the Golden Chest mine include only exploration in 2012 in order to increase resources and reserves before making a production decision.

The New Jersey mineral processing plant will likely be idle throughout the remainder of 2012.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, particularly at the Golden Chest. If new joint venture partners are engaged at the Toboggan Project, exploration activities would increase.

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC. Currently, Golden Chest LLC is funded 50% by Marathon Gold and 50% by the Company. The Company also receives a management fee as Manager of the venture. The Company receives a management fee for processing ore for United Silver Corp. Additional financing activities will be necessary in 2012-13 if Marathon Gold does not exercise its option to increase its ownership of Golden Chest LLC to 60% by paying $3.5 million by November 2012.

Changes in Joint Venture Receivables
Joint venture receivables decreased as of September 30, 2012, compared to December 31, 2011, because of decreased activity with joint venture partners.

Changes in Deposits
Deposits decreased as of September 30, 2012, compared to December 31, 2011, because the deposit was returned and is no longer held.

Changes in Other Current Assets
Other current assets decreased as of September 30, 2012, compared to December 31, 2011, because of a decrease in prepaid claim fees and other miscellaneous accounts receivable.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased as of September 30, 2012, compared to December 31, 2011, because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Accounts Payable
Account payable decreased as of September 30, 2012, compared to December 31, 2011, because of a decrease in the Company's activity.

Accued Payroll and Related Payroll Expenses
Accrued payroll and related payroll expenses decreased as of September 30, 2012, compared to December 31, 2011, because of a decrease in the Company's activity.

Account and Note Payable Related Party
Account payable related party increased as of September 30, 2012, compared to December 31, 2011, because of a note payable that was issued to the company by MSD.

Drilling and Exploration Contract Income
Drilling and Exploration income decreased for the three and nine month periods ended September 30, 2012, compared to the comparable period last year because no drilling activity occurred during the third quarter at the Golden Chest under the Joint Venture agreement.

Joint Venture Management Fee Income
Joint Venture management income decreased for the three and nine month periods ended September 30, 2012, compared to the comparable period last year because no drilling activity occurred during the third quarter at the Golden Chest under the Joint Venture agreement.

Mill Processing Fee Income
Mill processing income increased for the three month period ended September 30, 2012, compared to the comparable period last year because the mill was commissioned and active during the third quarter.

Engineering Services Income and Expense
Engineering services provided to USC were completed at the time the mill was commissioned and are no longer being received.

Drilling and Exploration Contract Expense
Drilling and Exploration expense decreased for the three and nine month periods ended September 30, 2012, compared to the comparable period last year because no drilling activity occurred during the third quarter at the Golden Chest under the Joint Venture agreement.

(Gain) Loss on Sale of Equipment
Gain on Sale of Equipment decreased in 2012 compared to 2011 because no sales have occurred in 2012.

Depreciation
Depreciation increased in the three and nine month periods ending September 30, 2012, compared to the comparable period last year, most notably because of the new core drill which was placed in service in June 2011.

Changes in Equity in Loss and Contributions to Golden Chest LLC
Equity in loss represents NJMC's share of losses in the Golden Chest LLC. As of January 1, 2012, the Company changed its method of accounting for the LLC from the cost method to the equity method and began making funding contributions. During the first nine months of 2012 the Company contributed $730,000 to its investment in the Golden Chest LLC.

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
The President, Chief Executive Officer, and principal financial officer conducted evaluations of the Company’s internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No material changes in internal control over financial reporting occurred in the quarter ended September 30, 2012.

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

No shares of the Company's stock were issued in the third quarter of 2012.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2012, the Company received no citations for violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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
Date November 9, 2012

By:	/s/ Grant A. Brackebusch

Grant A. Brackebusch, its
Vice President & Director
Date: November 9, 2012