Form 10-K
period 2012-12-31
NEW JERSEY MINING CO
filed 2013-03-29
CIK 1030192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to________________

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

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2012 was $5,575,700.

On March 1, 2013 there were 45,515,862 shares of the registrant’s Common Stock outstanding.

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

The Company is executing a strategy of mineral exploration that is focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. In addition to mineral exploration, the Company is also the manager of the New Jersey Mill Joint Venture which processes both silver and gold ores through an expanded 350 tonnes per day flotation plant. The Company also provides contract drilling and engineering services to its joint venture partners which provides another source of revenue. The Company modified its strategy in 2010. The former strategy was to conduct exploration for gold, silver and base metal deposits in the greater Coeur d’Alene Mining District of northern Idaho while concurrently conducting mining and mineral processing operations on ore reserves it has located on its exploration properties. The new strategy now de-emphasizes the generation of cash by mining and milling and emphasizes the exploration of its properties in order to increase the amount of reserves before making a production decision. The new financial strategy involves forming joint ventures with partners who contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities.

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

We also compete with other mining companies for exploration properties such as for gold properties in the Coeur d’Alene mining district.

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

Estimate of the Amount Spent on Exploration for the Last Two Years
During the years ended December 31, 2012 and 2011, we spent $1,046 and $10,850, respectively, on exploration activities.

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

Number of Total Employees and Number of Full Time Employees
The Company's total number of employees is 6 including President Fred Brackebusch and Vice President Grant Brackebusch.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2013. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

Mill Joint Venture Agreement
On January 7, 2011, the Company signed a joint venture agreement with United Mine Services (UMS), a wholly-owned subsidiary of United Silver Corporation, to increase the capacity of the New Jersey mill. UMS funded the expansion of the mill to process 350 tonnes per day and received a 35% interest in joint venture assets plus the right to process 7,000 tonnes of their ore per month. NJMC is the manager of the joint venture and retains a 65% interest in the joint venture assets plus the right to process 3,000 tonnes per month of its own ores. The property covered by the joint venture agreement includes the crushing circuit, grinding circuit, flotation circuit, concentrate leach plant, patented and unpatented claims (excluding mineral rights), and buildings.

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

Present Condition and Work Completed on the Property
The construction of an expanded mill capable of processing 350 tonnes per day of sulfide ore to produce a single flotation concentrate was completed in 2012. The mill expansion cost approximately $3.2 million which was funded completely by UMS. The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) has not been renovated. During 2012, a total of 8,470 dry tonnes of silver ore from the Crescent mine were processed at the New Jersey mill.

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

In 2008, the Company completed an underground exploration program of drifting on the Coleman vein on the 740 level. A total of 84 meters of drifting were completed with 20 meters of that on the vein before it was displaced by a fault. No exploration or development work was completed by the Company in 2009. In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman vein at nearly a right angle. This raise was driven about 12 meters vertically and produced 367 dry tonnes for the New Jersey mill that assayed 2.68 gpt gold. No exploration work was completed on the Coleman vein or other prospects at the New Jersey mine in 2012.

As of December 31, 2012, the Company had a net capital cost of $4,344,711 associated with the mineral processing plant and a capitalized development plus investment cost of $604,792 associated with the mine.

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

The reserve tonnages are diluted. That is, the expected dilution from underground mining is accounted for in the grade and tonnage of the reserve block. The ounces stated in the above table are contained ounces. The cutoff grade used was 1.5 grams/tonne gold. The cutoff grade is based on historical costs of underground mining on the Coleman vein with a flotation processing plant recovering 85% of the gold. Gold prices used are based upon a three year average or $47.86/gram ($1,488.34/troy ounce). Proven and probable reserves are combined as they cannot be readily separated.

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

Property Ownership
Beginning in December 2010, the Golden Chest is owned by Golden Chest LLC (GC), which is owned 50% by the Company (NJMC) and 50% by Marathon Gold Corporation through its wholly-owned US subsidiary, Marathon Gold USA Corp. (MUSA). GC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3,750,000. As of December 31, 2012, GC had paid $1,125,000, and has agreed to pay the sellers $2,375,000over the next four years with a final payment of $250,000 on the seventh anniversary. The sellers have a first mortgage on the mine as security for future payment owing. There are no production royalties underlying the Golden Chest property.

Present Condition and Work Completed on the Property
The Company started work on the property in 2004. A ramp 440 meters in length connecting the surface to the historic No. 3 level, known as the North Ramp, was completed in the fourth quarter of 2008.

For each year from 2004 through 2008, the Company completed an exploration core drilling program on the Golden Chest property. A total of 3,415 meters of core drilling were completed from the surface during this period. These holes were targeted to extend the Idaho vein below the No. 3 and were successful. In 2011, the GC joint venture partners completed the most aggressive exploration project in the history of the mine which included 11,300 meters of surface core drilling. A total of 102 NQ-2 size drill holes were completed. Other surface work completed included the construction of a new core shed, construction of new roads, surface geologic work, surface and underground surveying, and the reestablishment of patented claim corners. Work completed underground included the rehabilitation of No. 3 level and an exploration crosscut on the Intermediate level. In 2012, a total of 7,000 meters of drilling amongst 42 holes was completed at the Golden Chest. Additionally, an exploration drift was completed on the Popcorn vein revealing a strike length of 40 meters of vein that averaged 23 gpt gold across a true thickness of 0.5 meter. The exploration work completed in 2012 resulted in the second Canadian National Instrument 43-101 resource report for the property.

Exploration and Development Plans
The Company is considering alternative plans for development of the Golden Chest mine, but currently the mine is on a care and maintenance basis, but with a short term plan to process some stockpiled low grade ore and possibly some high grade ore from certain areas in the mine.

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

Reserves
Currently, there are no mineral reserves, as recognized by the SEC, at the Golden Chest.

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

Mineral Agreement
In 2012, the Company terminated an exploration agreement and option to purchase mining claims for the Niagara project with Desert Copper USA Corporation (DUSA), a wholly-owned subsidiary of Desert Copper Corporation, a Canadian corporation. The Company retains a 100% interest in the Niagara project subject to a mining lease with Revett Metals Associates (RMA). The mining lease requires that the NJMC pay a 3% Net Smelter Royalty of 3% on any production from the property, and calls for an annual minimum advance royalty payment of $18,000.

History
An exploration program completed by Earth Resources Company on the Niagara property in the 1970's identified a large volume of copper-silver mineralization within the Revett formation. The historic exploration program included eight drill holes and six trenches on the outcrop of the mineralized strata. Earth Resources also completed metallurgical testwork that indicated conventional flotation will achieve recoveries of 94% for copper and 90% for silver. Earth Resources also completed preliminary economic studies on the deposit. Kennecott owned the claims that cover the Niagara deposit for a period of time after Earth Resources. RMA re-staked the property in 2004 after Kennecott dropped the claims.

Present Condition and Work Completed on the Property
During 2008, the Company completed five holes of core drilling for a total of 1,062 meters at the Niagara project. Three of the holes were targeted to intercept the copper-silver deposit in the Revett formation and were successful. The drilling increased the area of copper-silver mineralization of the Niagara deposit. As an example, drillhole 08-9 drilled through 19.4 meters grading 0.51% copper, 25 gpt silver and 0.029 gpt gold. A preliminary engineering study assessing the economic potential of open pit mining at the Niagara was completed. Two holes for a cumulative total of 413 meters were drilled in the hanging wall of the Murray Peak fault in the Prichard formation to investigate a gold-in-soil anomaly and magnetic high. Low level, anomalous gold and tellurium mineralization were found by this drilling. No work was completed at the Niagara in 2012.

Exploration and Development Plans
The Company is currently seeking joint venture partners to fund the exploration and development of the Niagara deposit.

As of December 31, 2012, the Company had an investment cost of $47,000 associated with the Niagara project.

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

Location
The Toboggan project is an exploration property without known ore reserves. The project consists of 106 unpatented lode claims covering an area of approximately 2,100 acres in and near the East Fork of Eagle Creek drainage. The Toboggan project consists of the following prospects: Gold Butte, Mineral Ridge, Golden Reward, Progress, Little Baldy, Snowslide, CA, Lost Eagle, and Independence. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

Mineral Agreement
The Toboggan project is comprised of 106 unpatented mining claims wholly owned by the Company of which 39 claims related to the Little Baldy prospect are leased to Hecla Silver Valley. The lease has a 20-year term and calls for annual payments to NJMC of $24,000 then escalating to $36,000 after three years and $48,000 after six years. A work commitment of $200,000 by the third year is required of Hecla with increasing work commitments thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due NJMC.

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

Present Condition and Work Completed on the Property
During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included the staking of additional claims significantly increasing the area of the joint venture, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at the Gold Butte, and an airborne geophysical survey over the entire joint venture area. During 2009, Newmont completed a core drilling program that consisted of six holes for a total of 1,359 meters. Two holes were drilled at each of the following prospects: Mineral Ridge, Golden Reward and Gold Butte. The best gold intercept drilled was at the Gold Butte where a pyritic quartz vein was found at 24.0 meters below the surface that assayed 2.5 gpt gold over 4.0 meters including a higher grade section that assayed 7.15 gpt gold over 1.0 meter. Thick intercepts of anomalous, but low-grade gold mineralization were drilled at the Mineral Ridge and the Golden Reward prospects. Newmont also completed geologic mapping, surface rock sampling, soil sampling, and additional claim staking. During 2010, Newmont completed both core and reverse-circulation (RC) drilling at the Toboggan project. A total of eight core holes totaling 914.2 meters and seven RC holes totaling 941 meters were drilled. Six of the core holes were drilled at Gold Butte and intercepted a fault with anomalous gold mineralization. The remaining two core holes were drilled at Mineral Ridge and both holes were terminated before hitting the target due to difficult ground conditions. The seven RC holes were drilled at various prospects near Toboggan Creek and RC-7 was the most promising with 100 meters of 100 ppb gold at the Golden Reward prospect. Newmont obtained the USFS permit necessary to drill their best targets after the conclusion of the 2010 exploration season. No exploration work was completed on the project in 2012.

Exploration and Development Plans
Joint venture partners will be sought to help advance the project.

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

GIANT LEDGE

The Giant Ledge prospect is an exploration project without known ore reserves. It lies about six kilometers southeast of Murray, Idaho, in the Granite Creek drainage, and is accessed by an historic road that has been washed out in areas. .No electrical power is present at the site. The Company’s land position consists of 10 wholly owned unpatented lode claims covering an area of 200 acres. The property hosts polymetallic lead, copper and gold mineralization in and along the contact of an igneous intrusive.

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

Present Condition and Work Completed on the Property
NJMC was able to procure the drill core from Sunshine’s drilling program, and the core was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey. Results of the soil sampling show a 600 meter diameter gold anomaly and the magnetometer survey shows a magnetic low coincident with the gold anomaly. No work was completed at the Giant Ledge property in 2012.

Exploration and Development Plans
If sufficient funds are available, the Company will perform a ground-based geophysical survey utilizing induced polarization (IP).

COPPER CAMP

Summary
The Copper Camp is an exploration project without known ore reserves. Copper Camp lies about eight kilometers northwest of Murray, Idaho and is accessed by the Lost Creek USFS road. Electrical power is located adjacent to the site. The project is comprised of 9 unpatented mining claims covering about 180 acres. In August of 2012, the Company terminated an exploration agreement and option to purchase mining claims with Desert Copper USA Corporation (DUSA) which covered the Copper Camp project. The Copper Camp project is held by the Company through an exploration agreement (with an option to convert to a mining agreement) with Revett Metals Associates. The exploration agreement calls for annual payments of $3,000 plus 30,000 shares of NJMC. In late 2012, the Company extended the exploration agreement for another three years.

The Copper Camp showing is an early-stage copper and silver exploration project, having been explored with limited drilling by previous operators which include Kennecott, Cominco, and U.S. Borax. Previous operators drilled core holes down dip from the outcrop and three holes penetrated the favorable Revett Formation beds showing low-grade copper-silver mineralization. At least three intercepts were made averaging 10 meters in thickness and grading 0.10% to 0.20% copper and 1.7 to 3.3 grams per tonne (gpt) silver. One short 0.18 meter interval at 173.2 meters of depth had structurally controlled bornite mineralization grading 4.45% copper and 84.0 gpt silver. The Company has submitted a POO to the USFS for a core drilling program at Copper Camp.. The timing of drilling will be dependent on the Company’s ability to secure adequate funding. No work was completed on the Copper Camp prospect in 2012.

SILVER BUTTON/ROUGHWATER PROSPECT

Summary
The Silver Button is an exploration project without known ore reserves, covers an area of 20 acres, and is located in the Clark Fork mining district of northern Idaho. Clark Fork is about 96 kilometers north of Kellogg, Idaho. The property was staked by the Company in 2004 and is located in the Lightning Creek drainage. Float collected from over a 100 m length of a vein subcrop on a talus slope contained silver minerals as identified by microscopic and chemical analyses. Access to the site is via foot trail and no electrical power is available at the site. Only preliminary field sampling and claim staking have taken place at the prospect. No additional exploration is planned at this time. As of December 31, 2012, the Company had an investment cost of $25,500 associated with this property.

ITEM 3.

LEGAL PROCEEDINGS

The Company was recently dismissed as a plaintiff in a lawsuit regarding a public right of way for the East Fork of Eagle Creek Road near Murray, Idaho. A ruling was made against the remaining plaintiff Shoshone County which the County plans to appeal.

ITEM 4.

MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2012, the Company had four violations of mandatory health or safety standards that could significantly and substantially (S&S citations) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. Three of the citations were assessed a penalty of $100 with the assessment pending on the fourth. All four citations were cured through corrective action by the Company. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2012	High Bid	Low Bid
First Quarter	$0.24	$0.16
Second Quarter	$0.18	$0.10
Third Quarter	$0.16	$0.10
Fourth Quarter	$0.14	$0.06
Year Ending December 31, 2011	High Bid	Low Bid
First Quarter	$0. 32	$0. 24
Second Quarter	$0. 32	$0. 19
Third Quarter	$0. 23	$0. 18
Fourth Quarter	$0. 23	$0. 16

Shareholders
As of March 10, 2013 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

Transfer Agent
The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 601 E. Seltice Way Suite 202, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans
The Company has not adopted an equity compensation plan for the award of options, warrants or rights to employees or non-employees. The Company has in the past issued 2,000 shares as a safety award to each employee, excluding management and directors, three times per year after one year of service has been achieved. At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock annually. In 2011 and 2012 these shares were valued at $5,000 and $1,625, respectively. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship Equity Compensation Plan Information

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

Recent Sales of Unregistered Securities
For the year ended December 31, 2012, the Company issued 210,000 shares of restricted common stock for director’s fees, and mining lease payments. A value of $15,750 (for an average value of $0.075 per share) was assigned to these fees. See the statement of shareholders' equity (Item 8 Financial Statements) for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Exploration activities at the Golden Chest during 2012 decreased substantially compared to 2011. Exploration activity decreased because it was necessary to conserve cash. During 2012, about 7,000 meters of drilling was completed. The Company conducted core drilling operations at the Golden Chest for the venture with Marathon Gold. In the first quarter of 2013, a updated 43-101 resource estimate was completed by an independent engineering firm. The additional drilling data was incorporated into the new resource calculations,

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project was being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont did not complete their earn-in by March 20, 2011 and the joint venture agreement was terminated. Newmont returned all the unpatented claims held by the venture to the Company. The Company is now actively searching for a new joint venture partner to continue exploration of the favorable gold prospects examined by Newmont. During the third quarter of 2012 some of the unpatented claims that form part of the Toboggan Project were leased to a subsidiary of Hecla Mining Co.

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

The New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. A definitive venture agreement was signed with United Silver Corp (USC), owner of the Crescent mine, in January 2011. The plant was expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC paid the expansion cost which was $3.2 million. After completion of the expansion, the Company now owns about 65% of the venture and USC owns the remainder. The Company is the operator of the venture. USC has a minimum quota of ore of 7,000 tonnes per month and the Company has 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. The plant was commissioned during 2012, but ore production from the Crescent mine was curtailed by USC for economic reasons so the plant became idle in September 2012 and remained idle until yearend. Currently, the plant is operating on a part time basis to clean up stockpile ore from the Crescent mine. Plans are to process some stockpiled low grade ore from the Golden Chest mine and possibly some high grade ore from certain areas in the Golden Chest mine.

Changes in Financial Condition
The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2012 was $9,950 compared to $612,989 at the end of 2011.

The cash balance decreased during the year, from $612,989 to $9,950, primarily due to less income from drilling services, management fees and engineering services. Also joint funding of the Golden Chest joint venture was required in 2012.

Results of Operations
Income Earned during the development stage (revenue) for 2012 was $904,299 as compared to $1,453,176 for 2011. Revenue was lower in 2012 due to less contracting services. The net loss attributable to the Company was $722,892 for 2012 compared to a loss of $473,085 for 2011. The net loss for 2012 was higher than 2011 because of lower revenue.

There was no gold production in 2012 nor in 2011. There are plans for limited gold production in 2013 because of the processing of stockpiled low grade ore at the Golden Chest and some mining planned for an exposed high grade vein called the Popcorn vein.

Plans at the Golden Chest mine include only minimal mining activity in 2013 in order to help defray holding costs and property payments.

The New Jersey mineral processing plant will be operated on a part time basis in 2013 to process stockpiles from both the Crescent mine and Golden Chest mine. Mill operations may expand if more development is done at the Crescent mine by USC and if high grade underground mining at the Golden Chest is expanded.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on raising capital from existing or new joint venture partners, particularly at the Golden Chest. If new joint venture partners are engaged at the Toboggan Project, exploration activities would increase.

The Company provides surface drilling services at the Golden Chest and receives payment from Golden Chest LLC. Currently, Golden Chest LLC is funded 50% by Marathon Gold and 50% by the Company. The Company also receives a management fee as Manager of the venture. The Company receives a management fee for processing ore for United Silver Corp.

Changes in Joint Venture Receivables
Joint Venture receivables decreased in 2012 compared to 2011 as a result of decreased activity with the Company's joint ventures.

Changes in Other Current Assets
Other current assets decreased in 2012 compared to 2011 because of an decrease in prepaid claim fees and in 2011 an account receivable existed with Desert Copper.

Deposits
Deposits decreased in 2012 compared to 2011 because of a deposit on land for the mill that was recorded at the end of 2011.

Changes in Property, Plant, and Equipment, net of accumulated depreciation
Property, Plant and Equipment increased in 2012 compared to 2011 because of increased investment in the New Jersey Mill Joint Venture by our joint venture partner.

Accounts Payable
Accounts payable decreased in 2012 compared to 2011 because minimal activity was occuring at the end of 2012.

Accrued Payroll and Related Payroll Expenses
Accrued payroll and related payroll expenses decreased in 2012 compared to 2011 because of decreased activity related to the GC LLC and the Golden Chest Mine.

Account Payable Related Party
Accounts payable related party increased in 2012 compared to 2011 because of a new note that was extended to the Company by MSD to purchase some property.

Account Payable Marathon Gold
Account payable Marathon Gold increased because Marathon extended the Company credit in December 2012.

Noncontrolling interest in New Jersey Mill Joint Venture
Noncontrolling interest in New Jersey Mill Joint Venture increased in 2012 compared to 2011 because of investment in the New Jersey Mill Joint Venture by the Company's joint venture partner United Mine Services.

Drilling and Exploration Income
Drilling and exploration income decreased for 2012 compared to 2011 because of decreased drilling activity at the Golden Chest

Joint Venture Management Fees
Joint venture management fee income decreased for 2012 compared to 2011 because of decreased activity at the Golden Chest.

Engineering Services Income
Engineering services income decreased in 2012 compared to 2011 because the Mill expansion project was completed midyear.

Drilling and Exploration Contract Expense
Drilling and exploration contract expense has decreased for 2012 compared to 2011 because of decreased drilling activity at the Golden Chest

Changes in Management Costs
Management expenses decreased for 2012 compared to 2011 because of decreased activity at the end of the year.

Changes in Exploration Costs
Exploration expenses decreased for 2012 compared to 2011 because of decreased activity

Gain on Sale of Mineral Property
Gain on sale of mineral property decreased in 2012 compared to 2011 because no mineral property was sold in 2012.

Depreciation
Depreciation increased in 2012 compared to 2011 most notably because of the new core drill which was placed in service in June 2011.

General and Administrative
General and administrative expenses have decreased in 2012 compared to 2011 because of decreased activity.

Interest
Interest expense has increased in 2012 compared to 2011 because 2011's interest expense was capitalized as part of the mill expansion.

Equity in Loss of Golden Chest LLC
Equity in loss of Golden Chest LLC increased in 2012 compared to 2011 because the Company began funding 50 percent of the Golden Chest LLC's activities.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria · maichel · teague
7307 N. Division, Suite 222
Spokane, Washington [illegible]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Jersey Mining Company

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (*A Development Stage Company*) ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Mining Company (*A Development Stage Company*) as of December 31, 2012 and 2011, and the results of its consolidated operations and comprehensive income (loss) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal revenues and incurred an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 8, the Company restated the December 31, 2011 consolidated financial statements due to a change from the cost method to the equity method of accounting for an investment in a joint venture.

DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.
Spokane, Washington
March 27, 2013

New Jersey Mining Company
(A Development Stage Company)
Table of Contents

Page

Consolidated Balance Sheets, December 31, 2012 and 2011	18

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 and from inception on July 18, 1996 through December 31, 2012	19

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011 and for the period from inception on July 18, 1996 through December 31, 2012	20-23

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and from inception on July 18, 1996 through December 31, 2012	24

Notes to Financial Statements	25-32

New Jersey Mining Company
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2012 and 2011

ASSETS
	2012	2011
Current assets:		Restated-Note 8
Cash and cash equivalents	$9,950	$612,989
Investment in marketable equity security at fair value (cost-$3,868)	20,261	19,344
Joint venture receivables	12,525	131,718
Other current assets	13,160	55,442
Deposits		44,280
Inventory	19,466	18,410
Total current assets	75,362	882,183

Property, plant and equipment, net of accumulated depreciation	5,035,276	3,967,467
Mineral properties, net of accumulated amortization	710,075	699,575
Total assets	$5,820,713	$5,549,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,548	$122,060
Accrued payroll and related payroll expenses	6,805	54,367
Note payable related party, current	37,899	1,500
Account Payable Marathon Gold	62,500
Obligations under capital lease, current	32,009	30,153
Notes payable, current	148,834	102,151
Total current liabilities	335,595	310,231

Asset retirement obligation	9,797	8,645
Note payable related party, non-current	184,940
Obligations under capital lease, non-current	26,367	58,376
Notes payable, non-current	166,839	308,362
Total non-current liabilities	387,943	375,383

Total liabilities	723,538	685,614

Commitments (Note 6 and 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding
Common stock, no par value, 200,000,000 shares authorized; 2012-45,515,862 and 2011-45,305,862 shares issued and outstanding	10,439,219	10,423,469
Deficit accumulated during the development stage	(8,509,851)	(7,786,959)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	16,392	15,475
Total New Jersey Mining Company stockholders’ equity	1,945,760	2,651,985
Non-controlling interest in New Jersey Mill Joint Venture	3,151,415	2,211,626
Total stockholders' equity	5,097,175	4,863,611

Total liabilities and stockholders’ equity	$5,820,713	$5,549,225

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2012 and 2011,
And from Inception (July 18, 1996) through December 31, 2012

					From Inception
		December 31,			(July 18, 1996)
		2012		2011	Through
				Restated Note-8	December 31, 2012
Income earned during the development stage:
Sales of gold	$		$		$437,122
Sales of concentrate					601,168
Drilling and exploration contract income		769,084		1,242,345	2,371,344
Joint venture management fee income		45,341		79,031	124,372
Mill processing fee income		21,174			21,174
Engineering services income		68,700		131,800	232,522
Total income earned during the development stage		904,299		1,453,176	3,787,702

Costs and expenses:
Direct production costs		15,499		14,237	1,348,707
Drilling and exploration contract expense		348,391		642,478	1,197,936
Engineering services expense		19,500		39,000	71,591
Management		55,052		86,912	1,971,591
Exploration		1,046		10,850	2,420,127
Net loss (gain) on sale of or default on mineral property				128,602	(281,398)
Net gain on sale of equipment		(9,900)		(12,895)	(57,893)
Depreciation and amortization		144,393		93,934	968,107
General and administrative expenses		241,765		391,293	3,326,781
Total operating expenses		815,746		1,394,411	10,965,549
Operating income (loss)		88,553		58,765	(7,177,847)
Other (income) expense:
Timber sales					(54,699)
Timber expense					14,554
Royalties and other income		(19,667)		(17,624)	(125,112)
Royalties expense					44,089
Gain on sale of marketable equity security					(92,269)
Interest income		(382)		(921)	(49,283)
Interest expense		21,968			113,853
Write-off of Goodwill and investment					120,950
Equity in loss of Golden Chest LLC		822,500		553,205	1,375,705
Total other (income) expense		824,419		534,660	1,347,788

Net income (loss)		(735,866)		(475,895)	(8,525,635)

Net loss attributable to non-controlling interest		12,974		2,810	15,784

Net income (loss) attributable to New Jersey Mining Company		(722,892)		(473,085)	(8,509,851)

Income tax (provision) benefit

Other comprehensive income (loss):
Unrealized gain (loss) on marketable equity security		918			16,393

Comprehensive income (loss) attributable to New Jersey Mining Company		$(721,974)		$(473,085)	$(8,493,458)

Net loss per common share-basic and diluted		$(0.02)		$(0.01)	$(0.34)

Weighted average common shares outstanding-basic and diluted		45,311,682		45,039,830	24,689,996

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2012, and 2011 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2012

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

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2012, and 2011 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2012

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

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2012, and 2011 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2012

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

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity, continued:
For the Years Ended December 31, 2012, and 2011 (audited), and for the Period
From Inception (July 18, 1996) Through December 31, 2012

				Accum. Other			Total
	Common Stock		Accumulated	Comprehensive		Non-Controlling	Stockholders'
	Shares	Amount	Deficit	Income		Interest	Equity
Balance, December 31, 2009	38,685,232	$9,285,383	$(6,773,046)	$17,796	$		$2,530,133
Issuance of common stock for:
Cash	5,820,530	980,160					980,160
Exercise of warrants	206,500	33,936					33,936
Management and director's fees	150,000	30,000					30,000
Services	81,000	17,425					17,425
Mineral property agreement	72,000	18,000					18,000
Accounts payable	2,600	525					525
Unrealized gain (loss) in marketable equity security				(2,321)			(2,321)
Net loss			(540,828)				(540,828)
Balance, December 31, 2010	45,017,862	10,365,429	(7,313,874)	15,475			3,067,030
Contributions from non-controlling interest in Mill Joint Venture						2,214,436	2,214,436
Issuance of common stock for:
Cash	22,800	5,000					5,000
Management and director's fees	150,000	30,000					30,000
Services	80,200	16,040					16,040
Exploration	5,000	1,000					1,000
Accounts payable	30,000	6,000					6,000
Net loss attributable to non-controlling interest						(2,810)	(2,810)
Net loss attributable to The Company-Restated Note-8			(473,085)				(473,085)
Balance, December 31, 2011, Restated Note-8	45,305,862	10,423,469	(7,786,959)	15,475		2,211,626	4,863,611
Contributions from non-controlling interest In Mill Joint Venture						952,763	952,763
Issuance of common stock for:
Management and directors fees	150,000	9,750					9,750
Mineral property agreement	60,000	6,000					6,000
Unrealized gain (loss) in marketable equity security				917			917
Net loss attributable to non-controlling interest						(12,974)	(12,974)
Net income			(722,892)				(722,892)
Balance, December 31, 2012	45,515,862	$10,439,219	$(8,509,851)	$16,392		$3,151,415	$5,097,175

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011,
And from Inception (July 18, 1996) through December 31, 2012

	Years Ended			From Inception
	December 31,			(July 18, 1996)
	2012		2011	through
			Restated Note-8	December 31, 2012
Cash flows from operating activities:
Net income (loss)	$(735,866)		$(475,895)	$(8,525,635)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	144,393		93,934	968,107
(Gain) loss on sale of equipment	(9,900)		(12,895)	(46,621)
Write-off of goodwill and investment				120,950
Loss (gain) on sale of mineral property			128,666	(281,334)
Gain on sale of marketable equity security				(92,269)
Accretion of asset retirement obligation	1,152		2,892	8,960
Equity in loss of Golden Chest LLC	822,500		553,205	1,375,705
Common stock issued for:
Management and directors’ fees	9,750		30,000	1,179,085
Services and other			16,040	255,874
Exploration			1,000	96,521
Mineral property agreement				15,000
Change in:
Deposits	44,280		(44,280)
Inventory	(1,053)		(2,029)	(19,464)
Joint venture receivables	119,192		(119,803)	(12,524)
Other current assets	42,283		(40,050)	(13,159)
Other assets				(778)
Accounts payable	(74,511)		85,084	63,292
Account payable Marathon Gold	62,500			62,500
Accrued payroll and related payroll expense	(47,563)		38,381	6,804
Accrued reclamation costs				(1,443)
Net cash provided (used) by operating activities	377,157		254,250	(4,840,429)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,086,034)		(2,247,252)	(4,438,577)
(Purchase) sales of mineral property	(4,500)		140,000	231,596
Deposit received on sale of mineral property				320,000
Contributions to Golden Chest LLC	(822,500)			(822,500)
Proceeds from sale of equipment	9,900		12,676	59,074
Redemption (purchase) of reclamation bonds			633	(120,500)
Purchase of marketable equity security				(7,500)
Proceeds from sales of marketable equity securities				95,901
Cash of acquired companies				38,269
Deferral of development costs				(759,209)
Net cash provided (used) by investing activities	(1,903,134)		(2,093,943)	(5,403,446)
Cash flows from financing activities:
Exercise of stock purchase warrants				2,571,536
Sales of common stock, net of issuance costs			5,000	5,246,236
Principal payments on capital lease	(30,156)		(17,745)	(242,665)
Principal payments on notes payable	(94,841)		(107,825)	(585,152)
Note and other payables, related party, net	95,171		1,500	96,671
Contributions from noncontrolling equity interest in Mill JV	952,764		2,214,435	3,167,199
Net cash provided by financing activities	922,938		2,095,365	10,253,825
Net change in cash and cash equivalents	(603,039)		255,672	9,950
Cash and cash equivalents, beginning of period	612,989		357,317	0
Cash and cash equivalents, end of period	$9,950		$612,989	$9,950
Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$21,967	$		$101,834
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment				$50,365
Mineral properties agreement	$6,000	$		$357,600
Payment of accounts payable			$6,000	$18,730
Acquisitions of companies, excluding cash				$743,653
Capital lease obligation incurred for equipment acquired			$91,625	$275,838
Notes payable for property and equipment acquired			401,763	$884,397
Mineral property transferred to Golden Chest LLC			$553,205	$553,205
Debt relieved from sale of equipment			2,785	$2,785
Related party note payable for property acquired	$223,807			$223,807)

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

At December 31, 2012 and December 31, 2011, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2012			December 31, 2011
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	65%	Yes	Consolidated	71%	Yes	Consolidated
Golden Chest LLC	50%	Yes	Equity	50%	Yes	Equity-Restated Note 8

Noncontrolling Interests in Consolidated Financial Statements
The Company follows the changes issued by the ASC which establish accounting and reporting standards pertaining to (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity.

Principles of Consolidation
The consolidated financial statements include the accounts of the company and its partially-owned New Jersey Mill Joint Venture after elimination of the intercompany accounts and transactions. The minority interest in the joint venture held by United Mine Services is represented as non-controlling interest.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as depreciation lives and methods, potential impairment of long-lived assets, estimation of asset retirement obligations and reclamation liabilities. Actual results could differ from those estimates

Revenue Recognition
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

Revenue Recognition, continued:
properties are not a part of normal operations. Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Income received as the operator of the Company's joint ventures is recognized in the months during which those operations occur. Revenue received from engineering services provided is recognized when services are rendered and collection of payment is deemed probable. These services are not a part of normal operations.

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

Fair Values of Financial Instruments
Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC prioritizes the inputs into three levels that may be used to measure fair value:

  Level 1: Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

  Level 2: Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

  Level 3: Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The table below sets forth our financial assets that were accounted for at fair value at December 31, 2012 and 2011, and their respective hierarchy level. We had no other assets or liabilities accounted for at fair value at December 31, 2012 or 2011.

	Balance at December 31, 2012	Balance at December 31, 2011	Hierarchy Level
Investments in marketable equity securities	$20,261	$19,344	Level 1

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

Net Income (Loss) Per Share
Net income (loss) per share is computed by dividing the net amount by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2012 and 2011, the effect of the Company’s potential issuance of shares from the exercise of the remaining 5,961,550 and 6,099,550 warrants, respectively, would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants are discussed in detail in Note 10 of the financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the 2012 financial statement presentation. Reclassifications had no effect on net loss or stockholders' equity as previously reported.

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

Reclamation Bonds
Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. There is currently no balance being carried for any reclamation bonds

Share Based Compensation or Payments
All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

3. Going Concern

As shown in the accompanying financial statements, the Company has minimal revenue and incurred an accumulated deficit of $8,509,851 through December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings and joint venture agreements that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Should the Company be unable to raise capital through future private placements and/or joint venture agreements or achieve significant revenues from its operations, its business, and, as a result, its financial position, results of operations and cash flow will likely be materially adversely impacted. We expect to receive cash flow from the gold sales and by providing drilling services at the Golden Chest LLC if additional funding can be arranged.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011, consisted of the following:

	2012	2011
Mill land	$225,289	$225,289
Mill building	522,786	430,118
Milling equipment	3,716,011	2,802,925
	4,464,086	3,458,332
Less accumulated depreciation	(119,375)	(80,385)
Total mill	4,344,711	3,377,947
Building and equipment at cost	739,437	771,419
Less accumulated depreciation	(514,729)	(441,308)
Total building and equipment	224,708	330,111
Land	465,857	259,409
Total	$5,035,276	$3,967,467

During the years ended December 31, 2012 and 2011 $14,932 and $21,792 respectively in interest was capitalized in conjunction with the mill expansion project. See note 8 For years ended December 31, 2012 and 2011, milling and other equipment include assets under capital lease amounting to $91,625 and $97,250, respectively. The leases are being amortized over the terms of the respective lease. Accumulated amortization at December 31, 2012 and 2011 was $33,249 and $8,721, respectively. At December 31, 2012, the estimated future minimum lease payments under capital leases were as follows:

Year ending December 31,
2013	36,753
2014	27,566
Total	64,319
Less: Amounts representing interest costs	(5,943)
Net present values	58,376
Less: Capital lease obligations-current portion	(32,009)
Long-term capital lease obligations	$26,367

5. Notes Payable

At December 31, 2012 and 2011, notes payable are as follows:	2012	2011
2011 Dodge pickup 36 month note payable, 0.00% interest rate, collateralized by pickup, monthly payments of $740	10,350	19,220
2005 Dodge Pickup 48 month note payable, 8.04% interest rate payable monthly, collateralized by pickup, monthly payments of $420	11,669	15,602
Hagby Diamond Drill 36 month note payable, 6.9% interest rate payable monthly, collateralized by drill and guaranteed by President Fred Brackebusch and Vice President Grant Brackebusch, monthly payments of $6,290	112,899	167,560
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474	53,021	56,025
Property 39 month note payable, 5.0% interest rate payable monthly, collateralized by property, monthly payments of $1,000	17,386	28,221
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,122	110,348	115,189
Total notes payable	315,673	410,513
Due within one year	148,834	102,151
Due after one year	$166,839	$308,362

Maturities of debt outstanding at December 31, 2012 are as follows:

2013	148,834
2014	56,713
2015	4,565
2016	1,978
2017	2,207
Thereafter	101,376
$315,673

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

6. Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2012
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	47,000		47,000
Copper Camp	48,500		48,500
Less Accumulated Amortization	(11,362)	(9,355)	(20,717)
Total	$479,638	$230,437	$710,075

	December 31, 2011
		Deferred
	Properties	Development	Total
New Jersey Mine
Grenfel/Coleman	$365,000	$239,792	$604,792
Roughwater	25,500		25,500
Lost Eagle	5,000		5,000
Revett Niagara	42,500		42,500
Copper Camp	42,500		42,500
Less Accumulated Amortization	(11,362)	(9,355)	(20,717)
Total	$469,138	$230,437	$699,575

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

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002, with the acquisition of Gold Run Gulch Mining Company. At December 31, 2012 and 2011 deferred development includes asset retirement costs of $6,341.

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

Revett Niagara/Copper Camp
The Company has a mining agreement for Revett Niagara and an exploration agreement with the option to convert to a mining agreement for Copper Camp with Revett Metals Associates (RMA) for 18 unpatented claims. Early in the fourth quarter of 2011, an option agreement was signed with Desert Copper USA Corp. [now Daycon Minerals Corp.] relating to the Niagara and Copper Camp properties. Daycon terminated the Option Agreement in August 2012 unencumbering the properties..

Wisconsin Teddy
The Wisconsin Teddy is an exploration project that lies north of the New Jersey Mine and covers 83 acres of unpatented claims on federal land administered by the U.S. BLM. The project has no carrying value.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

7. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its properties. Below is a reconciliation as of December 31, 2012 and 2011 of the Company’s asset retirement obligations. The estimated reclamation costs were discounted using a credit adjusted, risk-free interest rate of 5.6% .

	2012	2011
Balances at January 1	$8,645	$29,385
Changes in obligations due to sale of Silver Strand		(23,632)
Accretion expense	1,152	2,892
Balances at December 31	$9,797	$8,645

8. Mining and Milling Venture Agreements

Golden Chest LLC ("GC")
In December of 2010, a limited liability company (LLC) was formed between the Company and Marathon Gold USA (MUSA). MUSA's contribution to GC is $4,000,000 paid in installments ending on November 30, 2011. The Company contributed to GC all of its interests in the Golden Chest mine, including unpatented claims and some mining equipment. In connection with this transaction, the 2005 mining leases with Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC were cancelled in December 2010. GC purchased the patented mining claims from Metaline Contact Mines, J.W. Beasley Interests, LLC, and Prichard Creek Resource Partners, LLC for $3.75 million with $500,000 paid at closing in December 2010 and the remainder due under a Promissory Note and Mortgage at the rate of $500,000 per year with the $250,000 balance due in the seventh and final year. The sellers have a first mortgage on the mine as security for future payments owing. Funding for the exploration and drilling activities in 2011 was paid by Marathon's buy-in funds. Funding in 2012 and future funding for the venture is being paid by each partner at a percentage equal to their ownership which in 2012 was 50 percent per partner. During the year ended December 31, 2012 the Company began accounting for the GC Joint Venture using the equity method because significant influence was obtained during the year. In the prior year accounting for the Joint venture was done using the cost method. In applying the Equity method the Company recognized their share of the losses in the joint venture.. According to ASC 323-10-15-12 the Company should retroactively adjusted the investment and results of operations for current and prior periods presented as if the investment had been accounted for under the equity method. These changes were made to prior periods and resulted in recognizing a loss equal to the amount of the investment that the Company recognized in 2011, $553,205. This resulted in an increase in the retained earnings loss for the Company and a decrease in investment in GC LLC of $553,205. The Retroactive recognition resulted in the following changes to the Company's financial statements in 2011:

Balance Sheet		Previously Reported	Change	Restated
Investment in Golden Chest JV		$553,205	$(553,205)	$0
Total Assets		6,102,430	(553,205)	,549,225
Deficit accumulated during the development stage		(7,233,754)	553,205	(7,786,959)
Statement of Operations and Comprehensive Income (Loss)
Other (income) loss
Equity in loss of Golden Chest JV		0	553,205	553,205
Net income (loss)		77,310	(553,205)	(473,085)
Basic and diluted earnings per share	$	Nil	$(0.0)	$(0.01)

Accounts receivable are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income. As of December 31, 2012, an account receivable existed with MUSA and GC for $5,608 and an account payable with MUSA existed for $62,500. In addition, income and expense items for the twelve month period ended December 31, 2012 related to MUSA and GC were as follows:

º	Drilling and exploration contract income	$769,084
º	Joint Venture Management fees income	$45,341
º	Drilling and exploration contract expense	$348,391

New Jersey Mill Venture Agreement
In January 2011, the New Jersey Mill Venture agreement was signed by the Company and United Mine Services, Inc. (UMS) relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled.

Engineering services income includes engineering services provided to UMS. Engineering services to UMS in the twelve month period ending December 31, 2012 and 2011 were $68,700 and $131,800 respectively and are included in consolidated revenues after the effects of consolidation of noncontrolling interest. As of December 31, 2012 and 2011, an account receivable existed with the Mill Joint Venture and UMS for $6,916 and $33,924 respectively.

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

9. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2012 and December 31, 2011. The significant components of the deferred tax asset at December 31, 2012 and 2011 were as follows:

		December 31,		December 31,
		2012		2011
Deferred tax asset
Net operating loss carry forward		$3,148,000		$2,985,000
GC LLC equity investment		397,000
Exploration costs		2,500		107,000
Total deferred tax assets		3,547,500		3,092,000
Valuation allowance		(3,190,000)		(2,661,000)
Net		357,500		431,000
Deferred tax liabilities
Development				(29,000)
Property, plant, and equipment		(357,500)		(402,000)
Total deferred tax liabilities		(357,500)		(431,000)
Net deferred tax asset	$		$

At December 31, 2012 and 2011 the Company had net operating loss carry forwards of approximately $7,870,000 and $7,583,000 respectively for both federal and the state of Idaho, which expire in the years 2017 through 2032.

The income tax benefit shown in the financial statements for the years ended December 31, 2012 and 2011 differs from the statutory rate as follows:

	December 31,	December 31,
	2012	2011
Provision (benefit) at statutory rate	$(257,000)	$26,000
State taxes, net of federal taxes	(37,000)	6,000
Permanent differences		49,000
Effect of prior year restatement	(235,000)
Increase (decrease) in valuation allowance	529,000	(81,000)
Total provision (benefit)	$0	$0

We have determined that we are open to examination of our income tax filings in the United States and state jurisdictions for the 2010 through 2012 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. We have recognized that certain tax positions taken in the 2010 through 2012 tax years could result in minor adjustments to our exploration and development costs for tax purposes. However, these adjustments would not result in a tax provision, only revision to the net operating loss carry forward balance.

10. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2012 and 2011. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2021 or 2011.

Stock Purchase Warrants Outstanding
No common stock purchase warrant activity occurred in 2011. Transactions in common stock purchase warrants for the year ended December 31, 2012, are as follows:

		Number of	Exercise
		Warrants	Prices
Balance, December 31, 2010 and 2011		6,099,550	$0.30-0.40
Expired		(138,000)	0.40
Balance, December 31, 2012		5,961,550	0.30
These warrants expire as follows:
Shares	Exercise Price	Expiration Date
5,961,550	$0.30	January 31, 2013

New Jersey Mining Company
(A Development Stage Company)
Notes to Consolidated Financial Statements

10. Equity, continued:

Common Stock issued for Management and Directors Fees
During 2012 and 2011 the Company issued 150,000 shares each year of its restricted common stock for management and directors fees. The company recorded expense of $9,749 and $30,000, respectively, based upon the value of the shares issued.

Common Stock issued For Cash
During 2011 the Company issued 22,800 shares of its restricted common stock for $5,000 in cash. No shares were sold in 2012

Common Stock Issued for Property, Plant and Equipment
During 2012 the Company issued 60,000 shares of its restricted common stock for mineral properties. The Company recorded $6,000 based upon the fair value of the shares issued. No shares were issued for this purpose in 2011.

Common Stock Issued for Services and Exploration
During 2011 the Company issued 85,200 shares of its restricted common stock for exploration, and other services rendered the Company. The Company recorded $17,040 based upon fair value of the services rendered and the shares issued. No shares were issued for this purpose in 2012.

Common Stock Issued in Exchange for Accounts Payable
During 2011 the Company issued 30,000 shares of its restricted common stock in satisfaction of accounts payable. The Company recorded $6,000 based upon the fair value of the accounts payable and the shares issued. No shares were issued for this purpose in 2012.

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

The Company had the following transactions with related parties:

  During 2012 and 2011, the Company issued 25,000 shares of its restricted stock valued at $1,625 and $5,000 respectively, to Tina Brackebusch for services as the Corporate Secretary.

  During 2012 and 2011, the Company issued 125,000 shares, of its restricted common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $8,125 and $25,000 respectively, based upon the fair value of the shares issued and services rendered. Fred and Grant Brackebusch each received 25,000 shares in 2012 and 2011, valued at $0.065 and $0.20 per share for $1,625 and $5,000 as Directors of the Company.

  During 2012 and 2011, the Company paid $6,000 to MSD for office rent, of which $1,500 is recorded as an related account payable as of December 31, 2013

  In August 2012 the Company was extended a 48 month note payable by MSD at 12% interest for $223,806 to purchase property which had a total purchase price of $230,449. As of December 31, 2013 $221,339 of this note remained with $36,399 payable within 1 year and the remaining $184,940 due after one year as follows: 2014-$62,532, 2015-70,463, 2016-$51,945. Monthly payments are $2,846 through May 2013 and $6,780 for the remaining 39 payments.

12. Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. No shares were sold in 2012 or 2011.

At December 31, 2012, the Company held 967,180 of these shares with a market value of $0.021 per share, for a total market value of $20,261. At December 31, 2012, the excess market value of $16,392 over the $3,868 remaining cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At December 31, 2012, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of December 31, 2012, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2012.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

Name & Address	Age	Position	Date First Elected
Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	68	President, Director & Treasurer	7/18/1996
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	43	Vice President & Director	7/18/1996
Ivan R. Linscott 7150 Burke Road Wallace, ID 83873	70	Director	9/21/2004
William C. Rust (1) P.O. Box 648 Wallace, ID 83873	66	Director	9/21/2004
M. Kathleen Sims (1) 2745 Seltice Way Coeur d’Alene, ID 83814	68	Director	9/25/2003
Tina C. Brackebusch P.O. Box 131 Silverton, ID 83867	43	Secretary	1/1/1997

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with:

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

ITEM 11.

EXECUTIVE COMPENSATION

Compensation of Officers
A summary of cash and other compensation for Fred Brackebusch, the Company’s President and Chief Executive Officer, and Grant Brackebusch, the Company’s Vice President, (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Fred Brackebusch President	2012	54,167	0	1,625	0	0	0	0	55,792
	2011	65,000	0	5,000	0	0	0	0	70,000
Grant Brackebusch Vice Pres.	2012	35,139	0	1,625	0	0	0	0	36,764
	2011	114,800	0	5,000	0	0	0	0	119,800

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

Outstanding Equity Awards at Fiscal Year-end
The Company does not currently award the Named Executive Officers options to purchase the Company’s shares, and there were no outstanding equity awards as of December 31, 2012.

Director Compensation
A summary of compensation for the Company’s non-employee Directors, including Ivan R. Linscott, William C. Rust and M. Kathleen Sims for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Ivan R. Linscott	2012	0	1,625	0	0	0	0	1,625
	2011	0	5,000	0	0	0	0	5,000
William C. Rust	2012	0	1,625	0	0	0	0	1,625
	2011	0	5,000	0	0	0	0	5,000
M. Kathleen Sims	2012	0	1,625	0	0	0	0	1,625
	2011	0	5,000	0	0	0	0	5,000

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

At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2012 and 2011 these shares were valued at $1,625 and $5,000 respectively. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2013 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	Fred W. Brackebusch P.O. Box 1019 Kellogg, Idaho 83837	7,900,077 indirect (a) 1,857,861 direct	21.44%
Common	Constance Meisel 105 East Atlantic Avenue Delray Beach, FL 33444	3,158,607	6.94%
Common	William Ritger 750 Ocean Royale Way Juno Beach, FL 33408	3,157,425	6.94%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	Fred W. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	7,900,077 indirect (a) 1,857,861 direct	21.44%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	916,973 indirect (b) 775,920 direct	3.72%
Common	Ivan R. Linscott, Director 7150 Burke Road Wallace, Idaho 83873	210,500	0.46%
Common	William C. Rust, Director P.O. Box 648 Wallace, Idaho 83873	170,000	0.37%
Common	M. Kathleen Sims, Director 2745 Seltice Way Coeur d’Alene, Idaho 83814	183,000	0.40%
Common	All Directors and Executive Officers as a group (5 individuals)	12,014,331	26.40%

(1) Based upon 45,515,862 outstanding shares of common stock at March 1, 2013.

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
None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
During each of the years ended December 31, 2012 and 2011, the Company issued 150,000 shares of its unregistered common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' fees of $8,125 in 2012 and $25,000 in 2011 for directors and $1,625 in 2012 and $5,000 in 2011, for management based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 25,000 shares in 2012 and 2011 as Directors or Officers in each respective year.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2012 and December 31, 2011 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $41,118 and $32,114 respectively.

Audit Related Fees
The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees
The Company incurred no fees during the year ended December 31, 2011 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. $2,508 was paid to the company's principal account for tax compliance, tax advice, and tax planning services in 2012

All Other Fees
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

PART IV

 ITEM 15.

EXHIBITS

(3)(i)	Articles of Incorporation-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(3)(ii)	Bylaws-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(1)	Articles of Merger For Plainview Mining Company Inc. and New Jersey Mining Co.-Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
(10)(2)	Lease Agreement with Mine Systems Design, Inc.-Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2001 and incorporated by reference herein.
(10)(3)	Articles of Merger for Gold Run Gulch Mining Company and New Jersey Mining Co.-Filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein.
(10)(4)	. Exploration Agreement and Option to Convert to Mining Agreement between RMA and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006 and incorporated by reference herein.
(10)(5)	Exploration Agreement and Option to Convert to Mining Agreement between RMA and New Jersey Mining Company. Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2007
(14)	Code of Ethics.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
(16)	Letter on Change in Certifying Accountant.-Filed as an 8-K report on December 10, 2003 and later filed as an 8-K/A on February 2, 2004, and incorporated by reference herein.
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
(32.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(32.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(99)(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

*as filed herewith

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 29, 2013	By /s/ FRED W. BRACKEBUSCH
Fred W. Brackebusch, President, Treasurer & Director

Date: March 29, 2013	By /s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President & Director

Date: March 29, 2013	By /s/ IVAN R. LINSCOTT
Ivan R. Linscott, Director

Date: March 29, 2013	By /s/ WILLIAM C. RUST
William C. Rust, Director

Date: March 29, 2013	By /s/ M. KATHLEEN SIMS
M. Kathleen Sims, Director