Form 10-Q
period 2014-03-31
NEW JERSEY MINING CO
filed 2014-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-28837

NEW JERSEY MINING COMPANY

(Exact name of registrant as specified in its charter)

Idaho	82-0490295
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

201 N. Third Street, Coeur d’Alene, ID 83814

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

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

On May 1, 2014 79,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4:  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  MINE SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company (A Development Stage Company) Consolidated Balance Sheets March 31, 2014 and December 31, 2013

	March 31 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$733,091	$636,127
Investment in marketable equity security at fair value (cost-$3,869)	9,672	9,672
Joint venture receivables	92,574	61,143
Other current assets	45,900	45,970
Total current assets	881,237	752,912

Property, plant and equipment, net of accumulated depreciation	4,899,831	4,908,724
Mineral properties, net of accumulated amortization	540,433	540,433
Deposits on equipment	23,616	-
Total assets	$6,345,117	$6,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,965	$40,208
Accrued payroll and related payroll expenses	28,667	22,016
Note payable related party, current	44,977	36,701
Obligations under capital lease, current	17,813	26,367
Notes payable, current	52,077	55,663
Total current liabilities	200,499	180,955

Asset retirement obligation	11,237	10,949
Note payable related party, non-current	171,007	180,417
Notes payable, non-current	181,310	193,880
Total non-current liabilities	363,554	385,246

Total liabilities	564,053	566,201

Commitments (Note 2)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized;
2014-79,760,148 and 2013-73,760,148 shares issued and outstanding	12,160,469	11,755,469
Deficit accumulated during the development stage	(9,570,382)	(9,302,024)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	5,803	5,803
Total New Jersey Mining Company stockholders’ equity	2,595,890	2,459,248
Non-controlling interest in New Jersey Mill Joint Venture	3,185,174	3,176,620
Total stockholders' equity	5,781,064	5,635,868

Total liabilities and stockholders’ equity	$6,345,117	$6,202,069

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

For the Three Month Periods Ended March 31, 2014 and 2013,

And from Inception (July 18, 1996) through March 31, 2014

					From Inception
	March 31,				(July 18, 1996)
	2014		2013		Through
Income earned during the development stage:					March 31, 2014
Sales of gold		$-		$8,308	$458,171
Sales of concentrate		-		-	601,168
Drilling and exploration contract income		-		-	2,371,344
Joint venture management fee income		76		1,147	133,339
Contract milling income		-		4,590	104,936
Engineering services income		-		-	232,522
Total income earned during the development stage		76		14,045	3,901,480

Costs and expenses:
Contract milling costs		13,204		8,667	1,444,456
Drilling and exploration contract expense		-		96	1,198,090
Engineering services expense		-		-	71,591
Exploration		84,569		30	2,678,490
Net loss (gain) on sale of or abandonment of mineral property		-		-	(172,398)
Write down of mineral property		-		-	324,142
Net gain on sale of equipment		-		(95,000)	(166,101)
Depreciation and amortization		14,526		28,016	1,080,841
General and administrative expenses		156,525		57,157	5,678,258
Total operating expenses		268,824		(1,034)	12,137,369
Operating income (loss)		(268,748)		15,079	(8,235,889)
Other (income) expense:
Timber sales		-		-	(54,699)
Timber expense		-		300	14,854
Royalties and other income		(11,885)		(8,279)	(163,029)
Royalties expense		-		-	44,089
Distribution from Golden Chest LLC		-		-	(119,450)
Gain on sale of marketable equity security		-		-	(92,269)
Interest income		(126)		(49)	(49,666)
Interest expense		11,619		14,321	181,096
Write-off of goodwill and investment		-		-	120,950
Equity in loss of Golden Chest LLC		-		84,000	1,475,205
Total other (income) expense		(392)		90,293	1,357,081
Income tax (provision) benefit		-		-	-
Net income (loss)		(268,356)		(75,214)	(9,592,970)
Net loss attributable to non-controlling interest		-		2,312	22,588
Net income (loss) attributable to New Jersey Mining Company		$(268,356)		$(72,902)	$(9,570,382)
Other comprehensive income (loss):
Net income (loss)		$(268,356)		$(75,214)	$(9,592,970)
Unrealized gain (loss) on marketable equity security		-		5,753	5,803
Comprehensive income (loss)		(268,356)		(80,967)	(9,587,167)
Comprehensive loss attributable to non-controlling interest		-		2,312	22,588
Comprehensive income (loss) attributable to New Jersey Mining Company		$(268,356)		$(78,655)	$(9,564,579)

Net loss per common share-basic and diluted	$	Nil	$	Nil	$0.36

Weighted average common shares outstanding-basic and diluted		75,760,148		45,515,862	26,909,737

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

For the Three Month Periods Ended March 31, 2014 and 2013,

And from Inception (July 18, 1996) through March 31, 2014

			From Inception
	March 31,		(July 18, 1996)
	2014	2013	Through
Cash flows from operating activities:			March 31, 2014
Net loss	$(268,356)	$(75,214)	$(9,592,970)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	14,526	28,016	1,080,841
(Gain) loss on sale of equipment	-	(95,000)	(154,829)
Write down of goodwill, investment, and mineral property	-	-	554,092
Gain on sale of mineral property	-	-	(281,334)
Gain on sale of marketable equity security	-	-	(92,269)
Accretion of asset retirement obligation	288	288	10,399
Equity in loss of Golden Chest LLC	-	84,000	1,475,206
Common stock issued for:
Management and directors’ fees	-	-	1,186,335
Services and other	-	-	255,874
Exploration expense	-	-	161,521
Change in:
Joint venture receivables	(31,430)	3,820	(92,573)
Other current assets	70	(4,952)	(45,899)
Inventory	-	7,309	-
Other assets	-	-	(778)
Accounts payable	16,754	58,999	72,712
Accrued payroll and related payroll expense	6,651	8,471	28,662
Account payable Marathon Gold	-	(62,500)	-
Accrued reclamation costs	-	-	(1,443)
Net cash (used) by operating activities	(261,497)	(46,763)	(5,436,452)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,633)	-	(4,454,294)
Purchase of mineral property	-	(4,500)	(12,904)
Proceeds from sale of mineral property	-	-	584,000
Deposit on equipment	(23,616)	-	(23,616)
Contributions to Golden Chest LLC	-	(84,000)	(922,000)
Proceeds from sale of equipment	-	95,000	171,074
Redemption (purchase) of reclamation bonds	-	-	(120,500)
Purchase of marketable equity security	-	-	(7,500)
Proceeds from sales of marketable equity securities	-	-	95,901
Cash of acquired companies	-	-	38,269
Deferral of development costs	-	-	(759,209)
Net cash provided (used) by investing activities	(29,249)	6,500	(5,410,779)
Cash flows from financing activities:
Exercise of stock purchase warrants	-	-	2,571,536
Sales of common stock and warrants, net of issuance costs	405,000	-	6,651,236
Payments on capital lease	(8,555)	(7,683)	(283,227)
Principal payments on notes payable	(16,156)	(17,874)	(656,800)
Principal payments on note and other payables, related party, net	(1,133)	68,289	89,816
Contributions from non-controlling equity interest in Mill JV	8,554	7,683	3,207,762
Net cash provided by financing activities	387,710	50,415	11,580,322
Net increase in cash and cash equivalents	96,964	10,152	733,091
Cash and cash equivalents, beginning of period	636,127	9,950	-
Cash and cash equivalents, end of period	$733,091	$20,102	$733,091

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$11,619	$14,321	$169,074
Non-cash investing and financing activities:
Common stock issued for:
Property, plant and equipment	-	-	$50,365
Mineral properties agreement	-	-	616,600
Payment of accounts payable	-	-	18,730
Acquisitions of companies, excluding cash	-	-	743,653
Capital lease obligation incurred for equipment acquired	-	-	275,838
Notes payable for property and equipment acquired	-	-	884,397
Mineral property transferred to Golden Chest LLC	-	-	553,205
Debt relieved from sale of equipment	-	-	13,421
Related party note payable for property acquired	-	-	223,807

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

1.

The Company and Significant Accounting Policies:

These unaudited interim consolidated financial statements have been prepared by the management of New Jersey Mining Company (the Company) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2013 included in Form 10 as filed with the Securities and Exchange Commission on April 11, 2014.

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

Principles of Consolidation

At March 31, 2014, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

2.

Related Parties

In August 2012 the Company was extended a note by MSD to purchase property for $223,807 at 12% interest to be paid in 60 monthly payments. At March 31, 2014 the remaining amount due was $207,017 and $40,274 has been paid in interest to date.

3.

Joint Ventures

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the operator of the Golden Chest LLC (GC). United Silver Corp. (USC) holds the non-controlling interest in the Company's New Jersey Mill Joint Venture. For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, and the Company has significant influence, the equity method is utilized.

New Jersey Mining Company

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

At March 31, 2014 and December 31, 2013, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2014			December 31, 2013
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	65%	Yes	Consolidated	65%	Yes	Consolidated
Golden Chest LLC Joint Venture	48%	No	Cost	48%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012 USC completed its buy-in for 35% of the Mill JV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of March 31, 2014, an account receivable existed with USC for $72,696.

Golden Chest LLC Joint Venture

On September 3, 2013 the GC signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property known as the Skookum Shoot (a 400 meter strike length along the Idaho vein below the No. 3 Level). The lease with Juniper calls for an initial payment of $50,000 to GC, which was received in 2013, and a work requirement of 1,500 to 3,000 meters of core drilling which has also been completed. Juniper signed the lease and made a payment of $200,000 to GC at the end of November 2013. Juniper is required to make land payments of $125,000 per quarter on the promissory note on behalf of GC which it also has done. Additionally, Juniper will pay a 2% net smelter royalty to GC on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease has a term of 39 months.

4.

Earnings per Share

For the three month period ended March 31, 2014, the effect of the Company's potential issuance of shares from the exercise of 14,100,000 outstanding warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

5.

Property, Plant, and Equipment

Property, plant and equipment at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31, 2014	December 31, 2013
Mill land	$225,289	$225,289
Mill building	522,786	522,786
Milling equipment	3,721,645	3,716,011
	4,469,720	4,464,086
Less accumulated depreciation	(144,236)	(144,236)
Total mill	4,325,484	4,319,850
Building and equipment at cost	489,107	495,037
Less accumulated depreciation	(356,618)	(348,021)
Total building and equipment	132,489	147,016
Land	441,858	441,858
Total	$4,899,831	$4,908,724

New Jersey Mining Company

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

6.

Mineral Properties

Mineral properties at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
New Jersey Mine	$271,340	$271,340
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less Accumulated Amortization	(11,407)	(11,407)
Total	$540,433	$540,433

7.

Equity

Common Stock issued for Cash

A private placement was completed by the Company in the first quarter of 2014. Each unit consist of two shares of the Company’s common stock and one purchase warrant, each warrant exercisable for one share of the Company’s stock at $0.15 through March 2017. At closing of the private placement in March 2014, 3,000,000 units consisting of 6,000,000 shares and 3,000,000 warrants were sold for net proceeds of $405,000 after deducting the 10% commission.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the quarter ended March 31, 2014 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,100,000	$0.15
Issued in connection with private placement	3,000,000	0.15
Balance March 31, 2014	14,100,000	0.15

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,100,000	$0.15	May 31, 2015
3,000,000	$0.15	March 4, 2017

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

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements." All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements include discussion of such matters as:

● The amount and nature of future capital, development and exploration expenditures;

● The timing of exploration activities; and

● Business strategies and development of our business plan.

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

Plan of Operation

The Company is conducting gold exploration in the Gold Belt of the Coeur d’Alene Mining District as well as at the McKinley Project near Riggins, Idaho, and the Eastern Star Property in the Elk City area. The Company also operates a mineral processing plant near Kellogg, Idaho.

As a result of United Silver (now Crescent Silver LLC) shutting down the Crescent mine, the Company adjusted its business plan in order to focus on contract milling and potential cash flow. The exploration aspect of the Company will focus on performing its own exploration and evaluation of near-term production opportunities and/or forming joint ventures with partners who will contribute cash to earn their interest. The strategy includes finding and developing ore reserves of significant quality and quantity to justify investment in mining and mineral processing facilities, with utilization of the New Jersey Mill as the primary goal. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. When applicable, the Company receives revenue for providing mineral processing, and related services from its joint venture partners, as well as management fees.

At the Golden Chest, the Company drilled two exploration holes outside of the Juniper lease area in late 2013. All current exploration is now being conducted at the McKinley Project, Elk City, and the Golden Chest Mine. Other exploration properties include the Toboggan and the Coleman.

Exploration activities at the Golden Chest during 2013 were largely performed by Juniper Resources as part of their due diligence on the Skookum Project. The Golden Chest project is a joint venture agreement with Marathon Gold USA (MUSA). The Company, has 48% ownership and is the Operator.

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project was being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont did not complete their earn-in by March 20, 2011 and the joint venture agreement was terminated. Newmont returned all the unpatented claims held by the venture to the Company. The Company is searching for a new joint venture partner to continue exploration of the favorable gold prospects examined by Newmont. During the third quarter of 2012 some of the claims that form part of the Toboggan Project were leased to a subsidiary of Hecla Mining Co.

At the Coleman underground mine future plans are to conduct further drilling to locate higher grade reserves.

The New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. A letter of intent to form a joint venture with United Mine Services, Inc. (now United Silver Corp.) (USC) was signed in September 2010 and a definitive venture agreement was reached in January 2011. The plant has been expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC has paid the expansion cost which was about $3.2 million. The Company owns 65% of the venture and USC owns 35%. The Company is the operator of the venture. USC will have a minimum quota of ore of 7,000 tonnes per month and the Company will have 3,000 tonnes per month. Each party will pay its processing costs and the Company will charge a management fee of $2.50/tonne. The plant was commissioned in the second quarter of 2012 and continued to process USC ore in the third quarter, processing about 9,000 tonnes. Late in the third quarter of 2012 USC encountered marketing and mining problems which resulted in idling the mill. During the first quarter of 2013 a stockpile of Crescent mine ore was processed. USC subsequently filed for Receivership and the Crescent silver mine is now owned by Crescent Silver. Crescent Silver is currently evaluating the viability of the mine and it is unknown if or when the Crescent mine will produce mill feed for the New Jersey Mill.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the first quarter of 2014 was $733,091. The cash balance increased from $636,127 at the end of the previous quarter due to funding of a private placement of securities.

Results of Operations

There was no significant Income Earned during the Development Stage (Revenue) for the first quarter of 2014 or 2013. The net loss for the first quarter of 2014 was $268,356 compared to a loss of $75,214 for the first quarter of 2013. The net loss increase for the first quarter of 2014 compared to the loss for the corresponding quarter in 2013 was due to increased exploration activities.

The Company plans to process ore from the Golden Chest Skookum project for Juniper Resources which should commence later in 2014. The Company has no addtional plans for production as of the first quarter of 2014, however it is hopeful its exploration activities result in mill feed for the New Jersey Mill in the future.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill

During the third quarter of 2013, an option agreement to enter a mining lease was signed by Golden Chest LLC with Juniper Resources whereby Juniper will conduct confirmatory drilling on a defined portion of the Golden Chest property. Juniper exercised the mining lease and has made certain payments to Golden Chest LLC (including property payments) thus relieving the Company from making its share of these payments. In addition, the Company will share in a 2% Net Smelter Return and the Company will likely gain income from processing ore from the lessor at the New Jersey mill. The Company anticipates development of a portal to commence at the Golden Chest in June, 2014.

Joint Venture Receivables

Joint Venture Receivables increased as of March 31, 2014, compared to December 31, 2013, due to delayed payment by USC for their portion of funding for mill activities.

Deposits on Equipment

Deposits on Equipment increased as of March 31, 2014, compared to December 31, 2013, relating to a deposit on the gravity concentrator that has been ordered as an addition to the mill.

Sales of Gold

Sales of Gold income decreased for the three month period ended March 31, 2014, compared to the comparable period last year because the remaining inventory was liquidated in 2013.

Joint Venture Management Fee Income

Joint Venture management income decreased for the three month period ended March 31, 2014, compared to the comparable period last year because of a lack of current activity at the Golden Chest under the Joint Venture agreement.

Contract Milling Income

Contract Milling income decreased for the three month period ended March 31, 2014, compared to the comparable period last year because no milling has occurred in 2014.

Management Expense

Management expense increased for the three month period ended March 31, 2014 compared to the comparable period last year because of resumed activities by the company.

Exploration Expense

Exploration expense increased for the three month period ended March 31, 2014 compared to the comparable period last year because of resumed activities by the company.

(Gain) Loss on Sale of Equipment

Gain on Sale of Equipment decreased in 2014 compared to 2013 because a core drill was sold in 2013.

General and Administrative Expense

General and Administrative expense increased for the three month period ended March 31, 2014 compared to the comparable period last year because of resumed activities by the company.

Changes in Equity in Loss and Contributions to Golden Chest LLC

Equity in loss of Golden Chest LLC decreased for the period ending March 31, 2014 compared to the comparable period last year because of less activity and fewer cash calls occurring at the Golden Chest.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2014, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2014, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

John Swallow, President

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm subject to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1.

  LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

Item 2.

  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2014 the Company issued 6,000,000 shares of unregistered common stock at $0.075 per share and 3,000,000 warrants exercisable for one share of the Company’s common stock at $0.15 through March 2017 to accredited investors, for net proceeds of $405,000 after deducting a 10% commission.

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506(b).  The common shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

Item 3.

  DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2014, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.

  OTHER INFORMATION

None

Item 6.

  EXHIBITS

Number	Description
3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS(1):	XBRL Instance Document
101.SCH(1):	XBRL Taxonomy Extension Schema Document
101.CAL(1):	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1):	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1):	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1):	XBRL Taxonomy Extension Presentation Linkbase Document

* as filed herewith

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President

Date May 12, 2014

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer

Date: May 12, 2014