Form 10-Q
period 2014-06-30
NEW JERSEY MINING CO
filed 2014-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes [  ] No [X]

On August 1, 2014, 90,160,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

10

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

Item 4:  CONTROLS AND PROCEDURES

12

PART II - OTHER INFORMATION

13

Item 1.  LEGAL PROCEEDINGS

13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

13

Item 3.  DEFAULTS UPON SENIOR SECURITIES

13

Item 4.  MINE SAFETY DISCLOSURES

13

Item 5.  OTHER INFORMATION

13

Item 6.  EXHIBITS

13

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company (An Exploration Stage Company) Consolidated Balance Sheets June 30, 2014 and December 31, 2013
ASSETS
	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$214,914	$636,127
Investment in marketable equity security at fair value (cost-$3,869)	14,508	9,672
Joint venture receivables	103,217	61,143
Other current assets	42,330	45,970
Total current assets	374,969	752,912

Property, plant and equipment, net of accumulated depreciation	5,149,459	4,908,724
Mineral properties, net of accumulated amortization	540,433	540,433
Total assets	$6,064,861	$6,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,212	$40,208
Accrued payroll and related payroll expenses	27,273	22,016
Note payable related party, current	40,750	36,701
Obligations under capital lease, current	9,027	26,367
Notes payable, current	53,445	55,663
Total current liabilities	165,707	180,955

Asset retirement obligation	11,525	10,949
Note payable related party, non-current	161,313	180,417
Notes payable, non-current	168,523	193,880
Total non-current liabilities	341,361	385,246

Total liabilities	507,068	566,201

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 2014-79,760,148 and 2013-73,760,148 shares issued and outstanding	12,218,219	11,755,469
Deficit accumulated during the exploration stage	(9,865,025)	(9,302,024)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	10,639	5,803
Total New Jersey Mining Company stockholders’ equity	2,363,833	2,459,248
Non-controlling interest in New Jersey Mill Joint Venture	3,193,960	3,176,620
Total stockholders' equity	5,557,793	5,635,868

Total liabilities and stockholders’ equity	$6,064,861	$6,202,069

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

For the Three and Six Month Periods Ended June 30, 2014 and 2013

		June 30, 2014			June 30, 2013
		Three Months		Six Months	Three Months	Six Months
Revenue:
Sales of gold	$		$		$2,139	$10,447
Joint venture management fee income		63		139	5,420	6,567
Contract milling income					20,729	25,318
Total revenue		63		139	28,288	42,332

Costs and expenses:
Milling costs		38,334		51,537	9,613	18,280
Exploration		75,967		160,535	134	231
Net gain on sale of equipment					(13,208)	(108,208)
Depreciation and amortization		15,508		30,034	29,636	57,652
General and administrative expenses		172,163		328,688	21,564	78,718
Total operating expenses		301,972		570,794	47,709	46,673
Operating income (loss)		(301,909)		(570, 655)	(19,421)	(4,341)
Other (income) expense:
Timber expense						300
Royalties and other income		(7,923)		(19,809)	(406)	(8,685)
Interest income		(151)		(278)		(49)
Interest expense		810		12,430	14,370	28,691
Equity in loss of Golden Chest LLC					15,500	99,500
Total other (income) expense		(7,264)		(7,657)	29,464	119,757
Income tax (provision) benefit
Net loss		(294,645)		(562,998)	(48,885)	(124,098)
Net loss attributable to non-controlling interest					3,194	5,507
Net loss attributable to New Jersey Mining Company		$(294,645)		$(562,998)	$(45,691)	$(118,591)
Other comprehensive loss:
Net loss		(294,645)		(562,998)	(48,885)	(124,098)
Unrealized gain (loss) on marketable equity security		4,836		4,836	17,409	11,656
Comprehensive loss		$(289,809)		$(558,162)	$(31,476)	$(112,442)
Comprehensive loss attributable to non-controlling interest					3,194	5,507
Comprehensive loss attributable to New Jersey Mining Company		$(289,809)		$(558,162)	$(28,282)	$(106,935)

Net loss per common share-basic and diluted		$0.004		$0.01	$.001	$0.003

Weighted average common shares outstanding-basic and diluted		79,760,148		77,771,198	45,713,884	45,615,420

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company (An Exploration Stage Company) Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2014 and 2013
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(562,998)	$(124,098)
Adjustments to reconcile net loss to net cash (used) by operating activities
Depreciation and amortization	30,034	57,652
(Gain) loss on sale of equipment		(108,208)
Accretion of asset retirement obligation	576	576
Equity in loss of Golden Chest LLC		99,500
Stock based compensation	57,750
Change in:
Joint venture receivables	(42,073)	(26,184)
Other current assets	3,640	9,870
Inventory		10,201
Accounts payable	(4,999)	65,068
Accrued payroll and related payroll expense	5,255	5,062
Account payable Marathon Gold		(62,500)
Net cash (used) by operating activities	(512,815)	(73,061)

Cash flows from investing activities:
Purchases of property, plant and equipment	(270,769)
Purchase of mineral property		(4,500)
Contributions to Golden Chest LLC		(99,500)
Proceeds from sale of equipment		112,000
Net cash provided (used) by investing activities	(270,769)	8,000

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	405,000	10,000
Principal payments on notes payable	(27,575)	(30,271)
Principal payments on note and other payables, related party, net	(15,054)	77,811
Net cash provided by financing activities	362,371	57,540
Net change in cash and cash equivalents	(421,213)	(7,521)
Cash and cash equivalents, beginning of period	636,127	9,950
Cash and cash equivalents, end of period	$214,914	$2,429

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$12,429	$28,691

Non-cash investing and financing activities:
Common stock issued for:
Mineral properties agreement		$9,000
Debt relieved from sale of equipment		$10,636
Capital lease paid by non-controlling interest	$17,340	$15,575

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

(An Exploration Stage Company)

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2013 included in Amended Form 10 as filed with the Securities and Exchange Commission on July 2, 2014.

The Company's consolidated financial statements are prepared in accordance with accounting guidance for exploration stage entities as it devotes substantially all of its efforts to acquiring and developing mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

Principles of Consolidation

At June 30, 2014, the consolidated financial statements include the accounts of the Company and the accounts of our majority owned New Jersey Mill Joint Venture. Intercompany items and transactions between companies included in the consolidation are eliminated.

New Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities.  The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued.  The Company has elected to apply the amendments as of the three month period ended June 30, 2014.

2.

Related Parties

In August 2012 the Company entered into a note by Mine Systems Design (MSD) to purchase property for $223,807 at 12% interest to be paid in 60 monthly payments. At June 30, 2014 the remaining amount due was $198,414 and $12,503 has been paid in interest during the six months ended June 30, 2014.

New Jersey Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

3.

Joint Ventures

The Company jointly owns with Marathon Gold USA (MUSA) and acts as the manager of the Golden Chest LLC (GC). United Silver Corp. (USC), now Crescent Silver (Crescent) holds the non-controlling interest in the Company's New Jersey Mill Joint Venture (Mill JV). For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, and the Company has significant influence, the equity method is utilized.

At June 30, 2014 and December 31, 2013, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	June 30, 2014			December 31, 2013
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture	66%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture	48%	No	Cost	48%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012 Crescent completed its buy-in for 35% of the Mill JV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of June 30, 2014, an account receivable existed with Crescent for $83,276 for monthly operating costs and lease payments.

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

4.

Non-Controlling Interest in Mill JV

Crescent Silvers non-controlling interest in the Company’s Mill Joint Venture represents their investment in the Joint Venture less any losses associated with their share. Their investment changed as follows from December 31, 2013 to June 30, 2014:

Balance January 1, 2014	$3,176,620
Capital lease paid by non-controlling interest	17,340
Balance June 30, 2014	3,193,960

5.

Earnings per Share

For the three and six month periods ended June 30, 2014, the effect of the Company's potential issuance of shares from the exercise of 14,000,000 outstanding warrants and 2,250,000 options to purchase common stock would have been anti-dilutive. No warrants were outstanding at June 30, 2013 Accordingly, only basic net loss per share has been presented for both periods presented.

New Jersey Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

6.

Property, Plant, and Equipment

Property, plant and equipment at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
Mill land	$225,289	$225,289
Mill building	522,786	522,786
Milling equipment	3,853,111	3,716,011
	4,601,186	4,464,086
Less accumulated depreciation	(144,236)	(144,236)
Total mill	4,456,950	4,319,850
Building and equipment at cost	496,959	495,037
Less accumulated depreciation	(372,125)	(348,021)
Total building and equipment	124,834	147,016
Land	567,675	441,858
Total	$5,149,459	$4,908,724

During the six months ended June 30, 2014 and 2013, $9,805 and $0 respectively in interest expense was capitalized to the mill.

7.

Mineral Properties

Mineral properties at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
New Jersey	$271,340	$271,340
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less Accumulated Amortization	(11,407)	(11,407)
Total	$540,433	$540,433

8.

Equity

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the period ended June 30, 2014 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	3,000,000	0.15
Balance June 30, 2014	14,000,000	0.15

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,000,000	$0.15	May 31, 2015
3,000,000	$0.15	March 4, 2017

New Jersey Mining Company

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

9.

Stock Options

In April 2014 the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 170.80% compensation cost of $173,250 is associated with the options. Of this $57,750 was recorded as a general and administrative expense in the second quarter of 2014 and a like amount will be recorded in 2015 and 2016 related to these options.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	2,250,000	$0.10
Balance June 30, 2014	2,250,000	$0.10
Exercisable at June 30, 2014	750,000	$0.10

These options expire as follows:

Options	Exercise Price	Expiration Date
750,000	$0.10	April 30, 2017
750,000	$0.10	April 30, 2018
750,000	$0.10	April 30, 2019

10

Subsequent Events

A private placement was initiated by the Company in July of 2014 and completed in August 2014. Each unit consist of two shares of the Company’s common stock and one purchase warrant for $0.20; each warrant is exercisable for one share of the Company’s stock at $0.20 through August 2017; 6,000,000 units were sold for net proceeds of $1,080,000 after deducting the 10% commission.

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

The New Jersey mill is currently preparing to process ore from the Golden Chest for the next 18 to 24 months at a rate of 9000 metric tonnes per month. In preparation for that milling project the Company is installing a gravity concentrator in the grinding circuit at the mill with an estimated cost of $165,000, Milling operations are expected to commence in October of 2014

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the second quarter of 2014 was $214,914. The cash balance decreased from $733,091 at the end of the previous quarter due to purchase of capital improvements at the New Jersey Mill and general operations.

Results of Operations

There was no significant Income Earned during the Exploration Stage (Revenue) for the second quarter of 2014 or 2013. The net loss for the second quarter of 2014 was $294,645 compared to a loss of $48,885 for the second quarter of 2013. The net loss increase for the second quarter of 2014 compared to the loss for the corresponding quarter in 2013 was due to increased exploration and general and administrative activities.

The Company plans to process ore from the Golden Chest Skookum project for Juniper Resources which should commence later in 2014. The Company has no additional plans for production as of the second quarter of 2014, however it is hopeful its exploration activities result in mill feed for the New Jersey Mill in the future.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill

During the third quarter of 2013, an option agreement to enter a mining lease was signed by Golden Chest LLC with Juniper Resources whereby Juniper conducted confirmatory drilling on a defined portion of the Golden Chest property. Juniper exercised the mining lease and has made certain payments to Golden Chest LLC (including property payments) thus relieving the Company from making its share of these payments. In addition, the Company will share in a 2% Net Smelter Return and the Company will likely gain income from processing ore from the lessor at the New Jersey mill. The development of a portal commenced at the Golden Chest in June, 2014.

Joint Venture Receivables

Joint Venture Receivables increased as of June 30, 2014, compared to December 31, 2013, due to delayed payment by Crescent for their portion of funding for mill activities.

Property, Plant, and Equipment

Property, Plant, and Equipment increased as of June 30, 2014, compared to December 31, 2013 because of the construction and installation of a new gravity concentrator at the mill, Crescent is not participating in this expansion.

Sales of Gold

Sales of Gold income decreased for the periods ended June 30, 2014, compared to the comparable periods last year because the remaining inventory was liquidated in 2013.

Joint Venture Management Fee Income

Joint Venture management income decreased for the periods ended June 30, 2014, compared to the comparable periods last year because of a lack of current activity at the Golden Chest under the Joint Venture agreement for which the Company was paid a management fee.

Contract Milling Income

Contract Milling income decreased for the periods ended June 30, 2014, compared to the comparable periods last year because no milling has occurred in 2014. Currently a gravity circuit expansion is underway.

Exploration Expense

Exploration expense increased for the periods ended June 30, 2014 compared to the comparable periods last year because of resumed activities by the company including exploration activities and the McKinley and Eastern Star properties.

(Gain) Loss on Sale of Equipment

Gain on Sale of Equipment decreased in 2014 compared to 2013 because a core drill was sold in 2013.

General and Administrative Expense

General and Administrative expense increased for the periods ended June 30, 2014 compared to the comparable periods last year because of resumed operations by the company following a period of relative dormancy in 2013.

Interest Expense

Interest Expense decreased in the 3 month period ending June 30, 2014 compared to the comparable period last year because some interest paid was capitalized to the mill as part of the Mill expansion.

Changes in Equity in Loss and Contributions to Golden Chest LLC

Equity in loss of Golden Chest LLC decreased in 2014 compared to the comparable periods last year because of less activity and fewer cash calls occurring at the Golden Chest. The activity this year at the Golden Chest has been conducted by the operators of the Juniper lease.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2014, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2014, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1.

  LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

Item 2.

  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

No shares of the Companies stock were issued during the period ending June 30, 2014

Item 3.

  DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2014, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.

  OTHER INFORMATION

None

Item 6.

  EXHIBITS

Number

Description

Number	Description
3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10-SB (Commission File No. 000-28837) and incorporated by reference herein.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* as filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President

Date August 14, 2014

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: August 14, 2014