Form 10-Q
period 2014-09-30
NEW JERSEY MINING CO
filed 2014-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes [  ] No [X]

On November 1, 2014, 91,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

10

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

13

Item 4:  CONTROLS AND PROCEDURES

13

PART II - OTHER INFORMATION

13

Item 1.  LEGAL PROCEEDINGS

13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

13

Item 3.  DEFAULTS UPON SENIOR SECURITIES

13

Item 4.  MINE SAFETY DISCLOSURES

13

Item 5.  OTHER INFORMATION

14

Item 6.  EXHIBITS

14

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets September 30, 2014 and December 31, 2013
ASSETS
	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$726,267	$636,127
Investment in marketable equity security at fair value
(cost-September 30-$2,045, December 31 $3,869)	15,335	9,672
Joint venture receivables	88,761	61,143
Other current assets	59,377	45,970
Total current assets	889,740	752,912

Property, plant and equipment, net of accumulated depreciation	5,453,513	4,908,724
Mineral properties, net of accumulated amortization	540,433	540,433
Total assets	$6,883,686	$6,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,271	$40,208
Accrued payroll and related payroll expenses	32,607	22,016
Note payable related party, current	43,184	36,701
Obligations under capital lease, current		26,367
Notes payable, current	5,299	55,663
Total current liabilities	222,361	180,955

Asset retirement obligation	11,813	10,949
Note payable related party, non-current	151,324	180,417
Notes payable, non-current	149,667	193,880
Total non-current liabilities	312,804	385,246

Total liabilities	535,165	566,201

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock, no par value, 200,000,000 shares authorized; 2014-91,760,148 and 2013-73,760,148 shares issued and outstanding	13,322,282	11,755,469
Accumulated deficit	(10,236,658)	(9,302,024)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	13,290	5,803
Total New Jersey Mining Company stockholders’ equity	3,098,914	2,459,248
Non-controlling interest in New Jersey Mill Joint Venture and GF&H Company	3,249,607	3,176,620
Total stockholders' equity	6,348,521	5,635,868

Total liabilities and stockholders’ equity	$6,883,686	$6,202,069

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) For the Three and Nine Month Periods Ended September 30, 2014 and 2013
		September 30, 2014			September 30, 2013
		Three Months		Nine Months	Three Months	Nine Months
Revenue:
Sales of gold	$		$		$10,602	$21,049
Joint venture management fee income		229		368	2,003	8,569
Contract milling and maintenance income		6,000		6,000	2,040	27,358
Total revenue		6,229		6,368	14,645	56,976

Costs and expenses:
Milling		57,039		108,576	10,469	28,749
Exploration		146,516		307,052	35,823	36,053
Net loss (gain) on sale of equipment		34,878		34,878		(108,208)
Write down of mineral property					324,142	324,142
Depreciation and amortization		3,671		33,705	18,727	76,379
General and administrative expenses		147,666		476,355	48,079	127,097
Total operating expenses		389,770		960,566	437,240	484,212
Operating income (loss)		(383,541)		(954,198)	(422,595)	(427,236)
Other (income) expense:
Royalties and other income				(19,809)	(29,352)	(38,037)
Gain on sale of marketable equity security		(11,661)		(11,661)
Interest income		(248)		(526)	(118)	(167)
Interest expense				12,430	15,800	44,491
Equity in loss of Golden Chest LLC						99,500
Total other (income) expense		(11,909)		(19,566)	(13,670)	105,787
Income tax (provision) benefit
Net loss		(371,632)		(934,632)	(408,925)	(533,023)
Net loss attributable to non-controlling interest					209	5,716
Net loss attributable to New Jersey Mining Company		$(371,632)		$(934,632)	$(408,716)	$(527,307)

Other comprehensive loss:
Net loss		(371,632)		(934,632)	(408,925)	(533,023)
Unrealized gain (loss) on marketable equity security		2,651		7,487	(22,245)	(10,589)
Comprehensive loss		$(368,981)		$(927,145)	$(431,170)	$(543,612)
Comprehensive loss attributable to non-controlling interest					209	5,716
Comprehensive loss attributable to New Jersey Mining Company		$(368,981)		$(927,145)	$(430,961)	$(537,896)

Net loss per common share-basic and diluted	$	Nil		$0.01	$0.01	$0.01

Weighted average common shares outstanding-basic and diluted		86,412,322		80,683,225	46,206,317	45,706,540

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2014 and 2013
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(934,632)	$(533,023)
Adjustments to reconcile net loss to net cash (used) by operating activities
Depreciation and amortization	33,705	76,379
(Gain) loss on sale of equipment	34,878	(108,208)
Gain on sale of marketable equity security	(11,661)
Write-down of mineral property		324,142
Accretion of asset retirement obligation	864	864
Equity in loss of Golden Chest LLC		99,500
Stock based compensation	81,813
Common stock issued for management and directors fees		5,000
Change in:
Joint venture receivables	(27,618)	(21,892)
Other current assets	(13,408)	(46,229)
Inventory		19,464
Accounts payable	101,063	107,810
Accrued payroll and related payroll expense	10,591	9,436
Accounts payable joint venture		35,696
Account payable Marathon Gold		(62,500)
Net cash (used) by operating activities	(724,405)	(93,561)

Cash flows from investing activities:
Purchases of property, plant and equipment	(550,048)
Purchase of controlling interest in GF&H	(100,000)
Purchase of mineral property		(4,500)
Proceeds from sale of mineral property	10,000	24,000
Contributions to Golden Chest LLC		(99,500)
Proceeds from sale of marketable equity security	13,485
Proceeds from sale of equipment	76,676	112,000
Net cash provided (used) by investing activities	(549,887)	32,000

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,485,000	285,400
Principal payments on notes payable	(94,578)	(38,832)
Principal payments on capital lease	(26,367)	(23,682)
Principal payments on note and other payables, related party, net	(22,610)	113,340
Proceeds from noncontrolling interest	22,987	23,682
Net cash provided by financing activities	1,364,432	359,907
Net change in cash and cash equivalents	90,140	(298,346)
Cash and cash equivalents, beginning of period	636,127	9,950
Cash and cash equivalents, end of period	$726,267	$308,296

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$12,430	$44,491

Non-cash investing and financing activities:
Common stock issued for Mineral properties agreement		$9,000
Debt relieved from sale of equipment		$10,636
Noncontrolling interest in company acquired	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2013 included in Amended Form 10 as filed with the Securities and Exchange Commission on July 2, 2014.

Principles of Consolidation

At September 30, 2014, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture, and the accounts of GF&H, an entity in which New Jersey Mining has two thirds of the ownership. Intercompany items and transactions between companies included in the consolidation are eliminated.

New Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”). This update changes the requirements for disclosures as it relates to exploration stage entities. The ASU specifies that the ‘inception–to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein, with early application permitted for any financial statements that have not yet been issued. The Company has elected to apply the amendments as of June 30, 2014.

2.

Related Parties

In August 2012 the Company entered into a note by Mine Systems Design (MSD) to purchase property for $223,807 at 12% interest to be paid in 60 monthly payments. At September 30, 2014 the remaining amount due was $189,549 and $18,367 has been paid in interest during the nine months ended September 30, 2014.

3.

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

At September 30, 2014 and December 31, 2013, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2014			December 31, 2013
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	66%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GC”)	48%	No	Cost	48%	No	Cost
GF&H Company (“GF&H”)	66 2/3%	Yes	Consolidated

New Jersey Mill Joint Venture Agreement

In June of 2012 Crescent Silver (holds noncontrolling interest in NJMJV) completed its buy-in for 35% of the Mill JV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of September 30, 2014, an account receivable existed with Crescent for $68,591 for monthly operating costs and lease payments.

GF&H Company

In July the Company purchased 66 2/3% of the outstanding stock in GF&H Company which owns 347 acres in the vicinity of the Company’s Golden Chest property in Murray.

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

4.

Non-Controlling Interest in Mill JV

Crescent’s non-controlling interest in NJMJV represents its investment in the Joint Venture less any losses associated with their share. Its investment changed as follows from December 31, 2013 to September 30, 2014:

Balance January 1, 2014	$3,176,620
Disposal of ball mill	(3,379)
Capital lease paid by non-controlling interest	26,365
Balance September 30, 2014	$3,199,606

5.

Earnings per Share

For the three and nine month periods ended September 30, 2014, the effect of the Company's potential issuance of shares from the exercise of 21,200,000 outstanding warrants and 2,250,000 options to purchase common stock would have been anti-dilutive. No warrants or options were outstanding at September 30, 2013.  Accordingly, only basic net loss per share has been presented for both periods presented.

6.

Property, Plant, and Equipment

Property, plant and equipment at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30, 2014	December 31, 2013
Mill land	$225,289	$225,289
Mill building	529,336	522,786
Milling equipment	3,974,561	3,716,011
	4,729,186	4,464,086
Less accumulated depreciation	(144,236)	(144,236)
Total mill	4,584,950	4,319,850
Building and equipment at cost	248,072	495,037
Less accumulated depreciation	(212,185)	(348,021)
Total building and equipment	35,887	147,016
Land	832,675	441,858
Total	$5,453,513	$4,908,724

During the nine months ended September 30, 2014 and 2013, $20,790 and $0 respectively in interest expense was capitalized to the mill.

7.

Mineral Properties

Mineral properties at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
New Jersey	$271,340	$271,340
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less accumulated amortization	(11,407)	(11,407)
Total	$540,433	$540,433

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

A private placement was completed by the Company in the third quarter of 2014. Each unit consist of two shares of the Company’s common stock and one purchase warrant for $0.20; each warrant is exercisable for one share of the Company’s stock at $0.20 through August 2017; 6,000,000 units were sold for net proceeds of $1,080,000 after deducting the 10% commission. In addition to the 10% cash commission 1,200,000 warrants were issued to the placing broker. These warrants are exercisable at $0.10 through August 11, 2019.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the period ended September 30, 2014 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	10,200,000	$0.10-0.20
Balance September 30, 2014	21,200,000	$0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,000,000	$0.15	May 31, 2015
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

9.

Stock Options

In April 2014 the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 170.80% compensation cost of $173,250 is associated with the options. Of this $57,750 and $24,063 was recorded as a general and administrative expense in the second and third quarters of 2014 respectively (total 81,813), at September 30, 2014 unrecognized compensation cost related to these options was $91,437 which is expected to be recognized over the next 1.5 years. All options expire on April 30, 2017.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	2,250,000	$0.10
Balance September 30, 2014	2,250,000	$0.10
Exercisable at September 30, 2014	750,000	$0.10

Outstanding options had no intrinsic value at September 30, 2014.

10.

Acquisition GF&H Company

During the quarter ended September 30, 2014, the Company completed its acquisition of two thirds of the issued and outstanding common shares of GF&H Company. NJMC acquired GF&H to further its land holdings in the area of its Golden Chest Property.

This transaction was accounted for as a business combination. The Company acquired two thirds of the issued and outstanding common shares of GF&H for $100,000 in cash. GF&H sole asset was 347 acres of land near Murray Idaho, it had no liabilities.

A summary of the acquisition is as follows:

	New Jersey Mining Company	Non-controlling Interest
Consideration	(66 2/3%)	(33 1/3%)	Total
Cash	$100,000		$100,000
Fair value of non-controlling interest		50,000	50,000
	$100,000	$50,000	$150,000
Assets acquired
Land and mineral interest			$150,000

The consolidated statement of operations of the Company for the quarter ended September 30, 2014 includes expenses incurred by GF&H of $1,731 and no revenue since the acquisition date. GF&H has had minimal operating activity over the past several years.

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

Plan of Operation

As a result of United Silver (now Crescent Silver LLC) shutting down the Crescent Mine in 2012, and the Crescent Mine appearing uneconomic with lower silver prices, the Company adjusted its business plan in order to focus on contract milling and potential cash flow. The exploration aspect of the Company is focused on performing its own exploration and evaluation of near-term production opportunities and/or forming joint ventures with partners who will contribute cash to earn their interest. The Company is also conducting exploration in the Gold Belt of the Coeur d’Alene Mining District as well as at the McKinley Project near Riggins, Idaho, and the Eastern Star Property in the Elk City area.

Mine development underway at the Golden Chest-During the quarter, Juniper Resources advanced development at the Golden Chest Mine. Juniper has completed all site preparation and facilities at the Golden Chest, collared the portal and continued underground development, with current development underway. The Company is anticipating mill feed from the Golden Chest Mine and processing to begin at the New Jersey Mill in early December. In addition to our agreement with Juniper Resources, our strategy includes developing follow-on projects to the Skookum Lease by finding and developing ore reserves of significant quality and quantity to justify investment in mining - with utilization of strategic partnerships, our in-house expertise, and ownership of the New Jersey Mill as the primary goal. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. When applicable, the Company receives revenue for providing mineral processing, and related services from its joint venture partners, as well as management fees. The Golden Chest project is a joint venture agreement with Marathon Gold USA (MUSA). The Company has 48% ownership and is the Operator. In September 2013, Golden Chest LLC entered into a 39-month Mining Lease with Juniper, granting it exclusive rights to develop and mine the Skookum Shoot portion of the property.

The Company purchased a controlling interest in GF&H, a private company that holds 374 acres of patented mining claims near the Golden Chest Mine – for $100,000. Two of the claims are located just south of the Golden Chest Mine and on-strike with the Idaho Fault. The purchase was made for the strategic location and mineral potential of the claims, as well as having timber harvesting potential and location within and near USFS and BLM land.

Upgrades made at the New Jersey Mill-Significant upgrades were made at the New Jersey Mill, with the gravity circuit completed and video monitoring equipment installed, with additional automation features planned. The New Jersey mill is currently preparing to process ore from the Golden Chest for the next 18 to 24 months at a rate of 9,000 metric tonnes per month. The adjacent tailings facility was expanded to allow for increased storage capacity. The Company also received an award from the Idaho Department of Environmental Quality for being a “Pollution Prevention Champion” for its utilization of paste tailings technology which has led to a decrease in water usage by up to 50 million gallons per year when in full operation.

A large percentage of our exploration in 2014 is being conducted at the McKinley Project and in the Elk City area. Other exploration properties include the Toboggan and the Coleman, however limited work was conducted at these properties. At the Golden Chest, the Company drilled two exploration holes outside of the Juniper lease area in late 2013 and continues to conduct further evaluation of the areas located outside the Skookum Lease and nearby properties. At the McKinley, both surface and underground mapping was conducted and a 19-hole drill program conducted with a small-space drill. In the Elk City area a 2,900-foot trenching program was conducted with additional claims staked and extensive sampling program conducted.

The Toboggan Project is a group of prospects in the Murray, Idaho District that contain gold and silver telluride minerals. The Toboggan Project was being explored by Newmont North America Exploration Limited under a joint venture agreement. Newmont did not complete their earn-in by March 20, 2011 and the joint venture agreement was terminated. Newmont returned all the unpatented claims held by the venture to the Company. The Company is searching for a new joint venture partner to continue exploration of the favorable gold prospects examined by Newmont. During the third quarter of 2012 some of the claims that form part of the Toboggan Project were leased to a subsidiary of Hecla Mining Co. At the Coleman underground mine, future plans are to evaluate and possibly conduct further drilling to try and locate higher-grade mineralized material.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of the third quarter of 2014 was $726,267. The cash balance increased from $214,914 at the end of the previous quarter due to funding from a private placement.

Results of Operations

There has been no significant Revenue during 2014 or 2013. The net loss for the third quarter of 2014 was $371,632 compared to a loss of $408,925 for the second quarter of 2013. The net loss decrease for the third quarter of 2014 compared to the loss for the corresponding quarter in 2013 was due to a write down of mineral property in 2013.

The Company plans to process ore from the Golden Chest Skookum project for Juniper Resources which should commence later in 2014. The Company has no additional plans for production as of the third quarter of 2014, however it is hopeful its exploration activities result in mill feed for the New Jersey Mill in the future.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

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

Property, Plant, and Equipment

Property, Plant, and Equipment increased as of September 30, 2014, compared to December 31, 2013 because of the construction and installation of a new gravity concentrator at the mill, Crescent is not participating in this expansion. Additionally land has purchased near Elk City, Idaho and two thirds of an interest in GF&H which has land near Murray Idaho has been purchased.

Accounts Payable

Accounts payable have increased as of September 30, 2014, compared to December 31, 2013 because of increased activity in exploration and at the mill.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses increased as of September 30, 2014, compared to December 31, 2013 because additional employees have been added as activity has increased in exploration and at the mill.

Obligation under Capital Lease and Notes Payable

Obligations under capital lease and notes payable decreased as of September 30, 2013 compared to December 31, 2013 because of completion of the payment schedule on a thickener and floatation cell lease for the mill and sale of the Companies core drill in addition to regular note payments.

Sales of Gold

Sales of Gold income decreased for the periods ended September 30, 2014, compared to the comparable periods last year because the remaining inventory was liquidated in 2013.

Joint Venture Management Fee Income

Joint Venture management income decreased for the periods ended September 30, 2014, compared to the comparable periods last year because of a lack of current activity at the Golden Chest under the Joint Venture agreement for which the Company was paid a management fee.

Milling Costs

Milling costs increased for the periods ended September 30, 2014 compared to the comparable periods last year because of increased activity at the mill in preparation for upcoming processing activity.

Write down of Mineral Property

Write down of mineral property decreased for the periods ended September 30, 2014 compared to the comparable periods last year because last year’s write down of the Coleman mineral property was a non-routine adjustment.

Exploration Expense

Exploration expense increased for the periods ended September 30, 2014 compared to the comparable periods last year because of resumed activities by the company including exploration activities and the McKinley and Eastern Star properties.

(Gain) Loss on Sale of Equipment

Gain on Sale of Equipment decreased in 2014 compared to 2013 because a core drill that was sold in 2013 recorded a gain whereas a core drill sold in 2014 resulted in a loss.

General and Administrative Expense

General and Administrative expense increased for the periods ended September 30, 2014 compared to the comparable periods last year because of resumed operations by the company following a period of relative dormancy in 2013.

Royalties and Other Income

Royalties and other income decreased for the periods ended September 30, 2014 compared to the comparable periods last year because last year’s income included a significant advanced royalty payment from Juniper Resources in relation to the Golden Chest Property.

Interest Expense

Interest Expense decreased for the periods ended September 30, 2014 compared to the comparable periods last year because some interest paid was capitalized to the mill as part of the Mill expansion.

Changes in Equity in Loss and Contributions to Golden Chest LLC

Equity in loss of Golden Chest LLC decreased in 2014 compared to the comparable periods of 2013 because of less activity and fewer cash calls occurring at the Golden Chest. The activity this year at the Golden Chest has been conducted by the operators of the Juniper lease.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2014, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2014, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended September 30, 2014.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

We are not subject to any material legal proceedings.

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the third quarter of 2014 the Company issued 12,000,000 shares of unregistered common stock at $0.10 per share and 6,000,000 warrants exercisable for one share of the Company’s common stock at $0.20 through August 2017 and 1,200,000 warrants exercisable for one share of the Company’s common stock at $0.10 through August 2019 to accredited investors, for net proceeds of $1,080,000 after deducting a 10% commission.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2014, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 14, 2014

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: November 14, 2014

15