Form 10-K
period 2014-12-31
NEW JERSEY MINING CO
filed 2015-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(208) 503-0153

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes [ ]  No [X ]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2014 was $7,346,165.

On March 31, 2015 there were 91,760,148 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

3

GLOSSARY OF SIGNIFICANT MINING TERMS

4

PART I

6

ITEM 1.  DESCRIPTION OF THE BUSINESS

6

ITEM 2.   DESCRIPTION OF PROPERTIES

10

ITEM 3.  LEGAL PROCEEDINGS

18

ITEM 4.  MINE SAFETY DISCLOSURES

18

PART II

18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

18

ITEM 6.  SELECTED FINANCIAL DATA

20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

45

ITEM 9A.  CONTROLS AND PROCEDURES

45

ITEM 9B.  OTHER INFORMATION

46

PART III

46

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

46

ITEM 11.  EXECUTIVE COMPENSATION

48

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

49

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

50

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

50

PART IV

52

ITEM 15.  EXHIBITS

52

SIGNATURES

53

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.  These statements include, but are not limited to, comments regarding:

•

the establishment and estimates of mineralization;

•

the grade of mineralization;

•

anticipated expenditures and costs in our operations;

•

planned exploration activities and the anticipated outcome of such exploration activities;

•

plans and anticipated timing for obtaining permits and licenses for our properties;

•

expected future financing and its anticipated outcome;

•

anticipated liquidity to meet expected operating costs and capital requirements;

•

our ability to obtain joint ventures partners and maintain working relationships with our current joint venture partners;

•

our ability to obtain financing to fund our estimated expenditure and capital requirements; and

•

factors expected to impact our results of operations.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements.  Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

risks related to our limited operating history;

•

risks related to our history of losses and our expectation of continued losses;

•

risks related to our properties being in the exploration or development stage;

•

risks related our mineral operations being subject to government regulation;

•

risks related to future legislation and administrative changes to mining laws;

•

risks related to future legislation regarding climate change;

•

risks related to our ability to obtain additional capital or joint venture partners;

•

risks related to land reclamation requirements and costs;

•

risks related to mineral exploration and development activities being inherently dangerous;

•

risks related to our insurance coverage for operating risks;

•

risks related to cost increases for our exploration and development projects;

•

risks related to a shortage of equipment and supplies adversely affecting our ability to operate;

•

risks related to mineral estimates;

•

risks related to the fluctuation of prices for precious and base metals, such as gold and silver;

•

risks related to the competitive industry of mineral exploration;

•

risks related to our title and rights in our mineral properties and mill;

•

risks related to joint venture partners and our contractual obligations therewith;

•

risks related to potential conflicts of interest with our management;

•

risks related to our dependence on key management;

•

risks related to the New Jersey Mill operations, management, and milling capacity;

•

risks related to our business model;

•

risks related to evolving corporate governance standards for public companies; and

•

risks related to our shares of common stock.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

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

Crosscut-A nominally horizontal mine passageway, generally driven at right angles to the strike of a vein.

Dip-Angle made by an inclined surface with the horizontal, measured perpendicular to strike.

Deposit-A mineral deposit is a mineralized body that has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities.

Drift-A horizontal mine opening driven on the vein. Driving is a term used to describe the excavation of a mine passageway.

Exploration Stage-As defined by the SEC-includes all issuers engaged in the search for mineral deposits (reserves), which are not in the production stage.

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

Mineralization-The presence of minerals, usually of potential economic significance, in a specific area or geologic formation.

Net Smelter Return (“NSR”)-The Net Smelter Return from a processed ore is the value recouped from the mineral products less the costs associated with smelting, refining, and transport to the smelter. The NSR specifically does not permit the deduction of mining and milling costs.

Ore-A mineral or aggregate of minerals that can be mined and treated at a profit. A large quantity of ore that is surrounded by waste or sub-ore material is called an orebody.

Patented Claim-A mineral claim where the title has been obtained from the U.S. federal government through the patent process of the 1872 Mining Law. The owner of the patented claim is granted title to the surface and mineral rights.

Production Stage-As defined by the SEC-includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Pyrite-An iron sulfide mineral that usually has no commercial value but is commonly associated with mineral deposits of gold, copper, and other metals.

Quartz-Crystalline silica (SiO2). An important rock-forming and gangue material in veins or other types of mineral deposits.

Quartzites-Metamorphic rock containing significant amounts of quartz.

Raise-An underground opening driven upward, generally on the vein.

Ramp-An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically ramps are inclined at a slope grade of approximately 15%.

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

Royalty or NSR Royalty-A mineral royalty is a percentage of the value extracted from an ore that is paid to an interest holding party, usually a claim owner. The NSR Royalty is calculated based on the value of the processed ore after deducting the costs of smelting, refining, and transport to a smelter. However, the cost of mining and milling is not deducted. Typical NSR Royalty rates in the United States are on the order of 1–5%.

Shoot – A body of ore, usually of elongated form, extending downward or upward in a vein.

Stope-An underground void created by the mining of ore.

Strike-The bearing or azimuth of the line created by the intersection of a horizontal plane with an inclined rock strata, vein or body.

Tellurium-Relatively rare chemical element found with gold and silver that can form minerals known as tellurides.

Tetrahedrite-Sulfosalt mineral containing copper, antimony, and silver.

Vein-A zone or body of mineralized rock lying within boundaries separating it from neighboring wallrock. A mineralized zone having a more or less regular development in length, width and depth to give it a tabular form and commonly inclined at a considerable angle to the horizontal.

Unpatented Claim-A mineral claim staked on United States Public Domain (USPD) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface, which is USPD. Any exploration or mining on the claim must first be submitted in a plan of operations (POO) for approval to the appropriate federal land management entity.

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

BUSINESS OF THE COMPANY

General Description of the Business

The Company is involved in exploring for and developing gold, silver, and base metal deposits in the western USA. The Company has a portfolio of mineral properties including: the Golden Chest Mine, the New Jersey Mine and Mill, the McKinley exploration project, the Eastern Star exploration project, and the Toboggan exploration project, along with several other exploration prospects. The New Jersey Mill Joint Venture and GF&H Company are consolidated subsidiaries.

The Company is executing a strategy of mineral exploration, development, and mineral processing that has been focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. NJMC has also sought joint venture partners or mineral lessees that bring mine development expertise, such that more advanced projects in the Company’s portfolio may be put into production. In addition to mineral exploration and development joint ventures, the Company is also the manager of the New Jersey Mill Joint Venture, which processes both silver and gold ores through a 360 tonnes per day flotation plant.

New Jersey Mining Company has evolved from a small-scale developer and operator of mines through a period of greater emphasis on mineral exploration. In recent years, the Company has focused its efforts on the Golden Chest Mine, and it formed a joint venture with Marathon Gold Corporation of Canada to accelerate the exploration and development of the property. The Golden Chest Joint Venture subsequently leased a portion of the Golden Chest Project to Gold Hill Reclamation and Mining (“Gold Hill” or the “Lessee”), a private Idaho corporation. During 2014, Gold Hill succeeded in placing the Golden Chest Mine into production. At year-end 2014, the mine and mill are ramping up towards full planned production of approximately 300 tonnes per day. The Company now generates revenue from processing the Golden Chest ores and a modest NSR royalty on the Golden Chest Mine. In 2014, the Company’s milling activities contributed $92,165 to its consolidated revenue.  New Jersey Mining Company also conducted exploration on its McKinley and Eastern Star projects during 2014, but the emphasis of that work was on delineating potentially minable gold deposits. The Company is also examining other opportunities in the western US to apply its development, operational, and processing expertise.

NJMC’s new strategy now emphasizes the generation of cash from milling, royalties, and possible future mining to support its operations and growth. The Company also actively works to form joint ventures and partnerships in order to minimize cash needs associated with future growth. These growth opportunities may come from exploration of its own properties or from new acquisitions or ventures. The new strategy is less reliant on private placements of common stock with qualified investors, though the Company’s exploration and development progress is still dependent on securing financing in one form or another.

Competitive Business Conditions

The Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. NJMC also competes with other mining companies for exploration properties and mining assets, such as for gold properties in the Coeur d’Alene Mining District.

In recent years, the Company has been successful in forming two joint ventures, one at the Golden Chest Mine and the other at the New Jersey Mill. The Golden Chest Mine joint venture was successful in arranging a mining lease agreement in 2013, and the Company also receives revenue on a per tonne basis for processing ores from the Golden Chest Mine. As of the end of 2014, the Lessee has commenced production from the Golden Chest Mine and has begun making payments to NJMC for advanced royalties and ore processing.

The year just ended, 2014, constitutes the first year of consistent milling production for the refurbished New Jersey Mill. The mill commenced limited operations in December of 2014. The New Jersey Mill joint venture agreement with Crescent Silver contemplated NJMC entering the mineral processing sector of the mining business, both to support mining operations at the Crescent Mine and possibly to provide toll milling services to other regional mining companies. Economic conditions have prevented the commercial start-up of mining operations at the Crescent Silver Mine, but the Golden Chest Project has continued to progress. Since NJMC is the operator and co-owner of the Golden Chest Project, it acts as co-lessor on the Skookum Shoot mining lease. The Company’s primary exposure to the new mining operation at Golden Chest is as operator of the New Jersey Mill. Gold Hill Reclamation and Mining Inc. examined other possible avenues for processing of the Skookum Shoot ores, but the New Jersey Mill is the only operable milling facility in the Silver Valley region that has available capacity for such gold ores.  The New Jersey Mill has no other competition for toll milling within a 175 mile radius; however, it is conceivable that fuel prices and other factors could expand the milling market of the Silver Valley region to include mills outside of the market.

The risks associated with the Company’s new milling enterprise include other risks typical of the mining industry, such as: operational effectiveness in the processing plan that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mine operator is unable to economically extract material to feed the milling operation. In this case, the New Jersey Mill’s future operations are heavily dependent on Gold Hill Reclamation and Mining as its only source of feed at the present time, the loss of which would have a material adverse effect on the Company’s milling operations. Neither the Company nor its joint venture partner, Crescent Silver, has identified other sources of ore to feed the New Jersey Mill should mining at the Golden Chest cease. The Company manages these risks with a preventive maintenance program, installing experienced and technically proficient management, and working closely with Gold Hill to understand and assist with mine planning and management. During the ramp-up period, the rate of mill production is not steady-state, so costs on a per tonne basis may tend to be higher, putting economic pressure on the mill operations. Therefore, the Company actively manages the mill staff so as to bring operators on and off shift as production fluctuates during the ramp-up period.

The Company is subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and also by relying on its experienced management team to drive acquisitions of properties that have higher-than-average probabilities of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, engineering, environmental, and metallurgical factors. In all its operations the Company also competes for skilled labor within the mining industry.

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, it could lead to a loss of investor interest in the mineral exploration sector, which would make it more difficult to raise the capital necessary to move exploration and development plans forward.

Effect of Existing or Probable Governmental Regulations on the Business

The mining business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

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

The New Jersey Mine, Golden Chest Project, and other nearby properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any NJMC projects. There is no known evidence that previous operations at the New Jersey Mine (prior to 1910) caused any groundwater or surface water pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, it is possible that such evidence could surface. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest Project. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. NJMC has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2014 and 2013, the Company invested $435,601 and $173,948, respectively, on exploration activities.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits are required for the Golden Chest and New Jersey Mines because the operations are on private land and there are no process discharges to surface waters. However, any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. The Company’s exploration programs on public land can be delayed for significant periods of time (one to two years) because of the slow permitting process applied by the USFS. The Company believes that such permitting delays are caused by insufficient manpower, complicated regulations, competing priorities, and sympathy for environmental groups who oppose all mining projects. The Company does have an approved POO by the USFS for the Toboggan Project, however the Company must post an $82,000 bond for it to become effective and the Company has not posted the bond to date.

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

The New Jersey Mine and Mill have two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundments are less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires monthly surface water and quarterly groundwater monitoring during the operation of the CLP. NJMC estimates the cost of water-monitoring associated with the CLP to be approximately $6,000 per year. The Company is not currently operating the CLP.

The Idaho State Department of Lands approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. MJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $95,000.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take several days of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area, but a small, single set-up drilling program usually requires a bond amount of approximately $5,000. If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond is returned to the Company.

The small-scale operations that are underway at the Golden Chest Mine are under the responsibility of the lessee, Gold Hill Reclamation and Mining Inc. Hence, NJMC is not currently responsible for the cost of compliance with any mining permits at the Golden Chest Mine.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is 17 including its President and CEO, R Patrick Highsmith and Vice President, Grant Brackebusch.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2015. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

The Company filed a Form 10-SB with the Securities and Exchange Commission on January 11, 2000. The filing became effective on January 27, 2000. The Company has filed the required annual 10-K reports, quarterly 10-Q reports, and 8-K reports since that time up to the Form 10-K report that was filed for 2012. A Form 15 was filed on May 15, 2013 suspending Company filing for the 2013 filing year. A Form 10 was subsequently filed on July 2, 2014 to return the Company to reporting status.

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

The Company maintains a website where recent press releases and other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website www.newjerseymining.com.

ITEM 2.   DESCRIPTION OF PROPERTIES

MONTANA
95
Toboggan
Golden Chest
Coeur d'Alene
90
New Jersey Mine & Mill
IDAHO
12
95
Eastern Star
McKinley

Figure  - Project Location Map

NEW JERSEY MINE and MILL

Location

The New Jersey Mine is an underground mine and mill complex located four kilometers east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The property includes the gold bearing Coleman vein system, and another gold prospect called the Scotch Thistle. The mine is adjacent to U.S. Interstate 90 and is easily accessed by local roads throughout the entire year. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities. The area is underlain by argillites and quartzites of the Prichard Formation [member of Belt Supergroup], which commonly hosts gold mineralization.

Mill Joint Venture Agreement

On January 7, 2011, the Company signed a joint venture agreement with United Mine Services (UMS), a wholly-owned subsidiary of United Silver Corporation, to increase the capacity of the New Jersey Mill. UMS funded the expansion of the mill to process 350 tonnes per day and received a 35% interest in joint venture assets plus the right to process 7,000 tonnes of its ore per month. NJMC is the manager of the joint venture and retains a 65% interest in the joint venture assets plus the right to process 3,000 tonnes per month of its own ores. The property covered by the joint venture agreement includes the crushing circuit, grinding circuit, flotation circuit, concentrate leach plant, buildings and surface rights over patented and unpatented mining claims.

Mineral Property

The Company owns 41 hectares (102 acres) of private land with surface and mineral rights, 44 hectares (108 acres) of private land with mineral rights only, 16 hectares (40 acres) of private land with surface rights only, and approximately 53 hectares (130 acres) of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The Coleman pit and the current underground workings are located on the patented mining claims that are wholly owned by the Company.

History

There are at least 14 gold prospects in or near the New Jersey Mine. In the late 1800s and early 1900s, New Jersey Mining and Milling (an unrelated company) drove more than 760 meters (2,500 feet) of development workings on the Coleman Vein and the northwest branch of the Coleman Vein, including: drifts, crosscuts, shafts, and raises. The historic development also included a 10-stamp gravity mill that was operated for a short period.

Present Condition and Work Completed on the Property

In 2012, construction was completed on an expanded mill capable of processing 360 tonnes per day of sulfide ore to produce a single flotation concentrate. The mill expansion cost approximately $3.2 million, which was funded completely by UMS. The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) was not renovated at that time. Subsequent to the mill expansion in 2012, the expanded New Jersey Mill processed a total of 8,470 dry tonnes of silver ore from the Crescent Mine.

In April 2014, Hale Capital Partners, through its subsidiary Crescent Silver LLC (“Crescent Silver”), acquired the assets of United Mine Services in a consensual foreclosure process. This transaction included the UMS stake in the New Jersey Mill JV. Hence, Crescent Silver is the Company’s current joint venture partner at the New Jersey Mill. Crescent Silver produced no ore during 2014. In December of 2014, NJMC, acting as manager of the mill joint venture, began processing small amounts of material from the Golden Chest Mine, receiving compensation on a per tonne basis from Gold Hill Reclamation and Mining Inc. Production at the mill is expected to increase through the first quarter of 2015, reaching steady state throughput of approximately 6,000 to 8,000 tonnes per month during the second quarter of 2015.

Pursuant to the Golden Chest mineral lease agreement with Gold Hill Reclamation and Mining Inc, the Companies outlined an arrangement by which NJMC will process Gold Hill’s ores so as to collect the gold and silver in a flotation concentrate, which will be sold to a smelter. The average milling charge will be approximately $44/tonne of ore, but it will be higher for the ramp-up period (estimated to be the first 3 months of operation), $50/tonne of ore. In anticipation of the commencement of milling late in 2014, NJMC proceeded to make certain upgrades to the New Jersey Mill. The Company installed a new gravity circuit, added a lift to the tailings impoundment, and made other improvements, as it deemed appropriate. Crescent Silver opted not to participate in these investments. Gold Hill also advanced approximately $200,000 to NJMC as a no-interest loan against future milling fees to NJMC to facilitate the plant upgrades.

Regarding the mining assets on the New Jersey property, the Company last conducted material work on the New Jersey Mine in 2010, when it drove a raise upward from the 740 level to explore a narrow vein that intersected the Coleman Vein. The 12-meter raise generated approximately 370 tonnes of millable material grading 2.68 gpt gold. Prior to that, NJMC drifted approximately 84 meters on the 740 level in 2008, including approximately 20 meters of material from the Coleman Vein.

NJMC also conducted two drilling programs in 2008 (400 meters) and 2001 (1,765 meters). In addition to an intercept of 12.5 meters grading 2.76 gpt gold, including 2.5 meters of 6.80 gpt gold, the drilling also encountered broad low-grade mineralization (0.70 gpt gold) in the Grenfel Zone. In 2008, the Company tested a new prospect call the Scotch Thistle, but drilling encountered only silicification and alteration with no significant gold mineralization.

The Company conducted no underground development or drilling on the New Jersey Mine Property during 2014.

As of December 31, 2014, the Company had a net capital cost of $4,611,102 associated with the mineral processing plant and a capitalized development plus investment cost of $288,365 associated with the mine.

Exploration Plans

In 2015, the Company plans to compile the historic data and conduct a small underground mapping and sampling program in the Coleman underground mine in order to assess the potential for more significant high-grade mineralization.

Age, Modernization and Physical Condition of Plant and Equipment

The construction of an expanded mill capable of processing 360 tonnes per day of sulfide ore to produce a single flotation concentrate was completed in 2012. The mill expansion cost approximately $3.2 million, which was funded completely by United Mine Services under the terms of the joint venture agreement (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) has not been renovated. Three-phase electrical power is supplied to the New Jersey mill by Avista Utilities.

Geology

The Prichard Formation, which is more than 7,500 meters in thickness, underlies the New Jersey Mine area. The property occurs adjacent to and north of the major Osburn Fault, an important geological structure in the evolution of the Silver Valley. The Prichard Formation is divided into nine units of alternating argillites, siltites, and quartzites; the units exposed in the New Jersey Mine area appear to belong to the lower members. Gold mineralization is associated with sulfide-bearing quartz veins that cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennantite, galena, and sphalerite.

Reserves

While the Company has conducted significant drilling, underground development, and even limited gold production from the property, there are no mineral reserves as recognized by the US Securities Exchange Commission (SEC) at the New Jersey Mine at the present time.

GOLDEN CHEST PROJECT

Figure  - Photo of New Skookum Mine Portal in October 2014

Location

The Golden Chest Project is an exploration project and an underground mine located in Reeder Gulch about 2.4 kilometers east of Murray, Idaho along US Forest Service Highway 9. The property consists of 24 patented mining claims and 70 unpatented claims covering approximately 515 hectares (1,270 acres). The site is accessible by several improved dirt roads from the paved highway. An 11-meter by 21-meter (36 x 70 feet) steel-clad pole building stands at the top of the most easterly driveway to the property; it is used primarily for office space and core logging.  A second 9-meter by 6-meter (30 x 20 feet) steel-clad pole building is present near the northern ramp portal and could be used as a shop or dry. There is single-phase electrical power to the office building; and Avista Utilities installed three-phase electrical power to the Skookum Portal area during 2014.

History

The Golden Chest Mine was developed in the late 1800s or early 1900s as part of the early gold production from the Coeur d’Alene Mining District. Gold production in the Murray area pre-dated the larger scale silver mining of the Silver Valley by several years. Historical accounts vary, but the district is believed to have produced approximately 300,000 oz of gold from placer production, including the Guggenheim dredging operations of the 1920s that are documented in historic video on the University of Idaho website. While it is difficult to be precise, the historic hard rock mining operations at Golden Chest are estimated to have produced more than 75,000 oz of gold.

Several large and small companies conducted exploration at the Golden Chest during various periods, including some drilling by Newmont Mining in the 1980s. New Jersey Mining started work on the property in 2004, conducting exploration drilling and underground development. NJMC connected the surface to the historic No. 3 Level by driving a ramp 440 meters in length, known as the North Ramp. This projected was completed in the fourth quarter of 2008.

For each year from 2004 through 2008, the Company completed an exploration core-drilling program on the Golden Chest Property, drilling a total of 3,415 meters of core during that period. These holes met with some success in extending the Idaho Vein below the No. 3 Level.

NJMC formed a joint venture with Marathon Gold in 2010. Since Marathon Gold is a Canadian issuer (TSX: MOZ), the newly formed joint venture operated and issued technical disclosures in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

During 2011, the GC joint venture partners completed the most aggressive exploration project in the history of the property, totaling 11,300 meters of surface drilling in 102 NQ-2 size core holes. Other surface work completed included the construction of a new core shed, construction of new roads, surface geological work, surface and underground surveying, and the reestablishment of patented claim corners. The work program also included the rehabilitation of the No. 3 Level and an exploration crosscut on the Intermediate Level. In 2012, the Golden Chest joint venture completed a total of 7,000 meters of drilling in 42 holes. Additionally, Golden Chest LLC drove an exploration drift on the Popcorn Vein, revealing a strike length of 40 meters averaging 23 gpt gold across a true thickness of 0.5 meter. Based on the results of the 2012 work program, the joint venture delineated an updated gold resource and filed a technical report in compliance with NI 43-101.

Property Ownership

Pursuant to a 2010 joint venture agreement, the Golden Chest Project is owned by Golden Chest LLC (GC), which is owned 52% by Marathon Gold Corporation through its wholly-owned US subsidiary, Marathon Gold USA Corp. (MUSA) and 48% by NJMC. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3,750,000. As of December 31, 2014, GC had paid $2,125,000, and has agreed to pay the sellers $1,625,000 over the next two years. The sellers have a first mortgage on the mine as security for future payments owing. There are no production royalties underlying the Golden Chest property.

In 2013, the Golden Chest Joint Venture leased a portion of the Golden Chest Project to Juniper Resources LLC, the agreement was later assigned to Gold Hill Reclamation and Mining Inc. (“Gold Hill”), an affiliated private Idaho corporation. During 2014, Gold Hill succeeded in placing the Golden Chest Mine into production. At year-end 2014, the mine and mill are ramping up towards full planned production of approximately 300 tonnes per day.

Exploration and Development Plans

Gold Hill projects a mine life of approximately 18 months at a production rate of approximately 6,000 to 8,000 tonnes per month.

NJMC geologists believe there is potential for additional mineralization downdip, updip, and laterally from the Skookum Mine development, but considerable drilling and testing will be required to define any new mining areas. The Golden Chest JV will likely consider drill testing these near-mine projects during 2015. Development of such new discoveries in conjunction with Gold Hill during the term of the mining lease would require an agreement among the parties.

Age, Modernization and Physical Condition of Plant and Equipment

An 11-meter by 21-meter (36 x 70 feet) steel-clad pole building (2011) stands at the top of the most easterly driveway to the property; it is used primarily for office space and core logging.  A second 9-meter by 6-meter (30 x 20 feet) steel-clad pole building (2005) is present near the northern ramp portal and could be used as a shop or dry. There is single-phase electrical power to the office building; and Avista Utilities installed three-phase electrical power to the Skookum Portal area during 2014.

Gold Hill has made many improvements to the property in the last year including approximately 1,000 meters of underground development at a nominal cross section of 4 meter by 4 meter, the establishment of a secondary escape-way and ventilation raises, the installation of three-phase power, and many surface improvements such as a septic field and new haul road.

Geology

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The gold mineralization is of a broad type known as orogenic gold, but it also appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principle vein being exploited at the Skookum Mine is associated with the Idaho Fault, which juxtaposes the quartzites of the lower Prichard Formation against finer-grained argillites, also of the lower Prichard Formation.

Veins occur in the Idaho Fault and to a lesser extent in the hangingwall and footwall of the fault. The mineralization occurs in two types of quartz veins that are generally conformable to bedding of the Prichard Formation of Proterozoic age. Thin-banded veins, occurring in argillite, contain visible gold, pyrite, arsenopyrite, galena, and sphalerite. Thicker, massive veins occur in quartzite and contain pyrite, sphalerite, galena, chalcopyrite, scheelite and rare visible gold.

Reserves

While there has been significant recent drilling and underground development that has resulted in industrial scale mining and recovery of gold, there are currently no mineral reserves at the Golden Chest Project, as recognized by the SEC.

TOBOGGAN PROJECT

Location

The Toboggan Project is an exploration property without known ore reserves. The project consists of 106 unpatented lode claims covering an area of approximately 850 hectares (2,100 acres) in and near the East Fork of Eagle Creek drainage. The Toboggan Project consists of the following prospects: Gold Butte, Mineral Ridge, Golden Reward, Progress, Little Baldy, Snowslide, CA, Lost Eagle, and Independence. The claims can be accessed from May through November using a USFS dirt road. No electrical energy is available at the site.

Mineral Agreement

The Toboggan Project is comprised of 106 unpatented mining claims wholly owned by the Company, of which 39 claims related to the Little Baldy prospect are leased to Hecla Silver Valley. The lease has a 20-year term and calls for annual payments to NJMC of $24,000, which was re-negotiated in 2014 to $10,000 for the third through fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due NJMC. The Company is currently in the third year of the lease.

History

Historic workings are present at the Gold Butte prospect and consist of seven adits connected by a system of narrow roads. Most of the underground work appears to have been completed prior to 1941. Two holes were drilled on the Gold Butte prospect in the 1980s. Prior geophysical exploration work by Cominco-American in the Toboggan Creek area in the mid 1980s found a large CSAMT geophysical anomaly, roughly two square kilometers in area. In 1987, Cominco American drilled a hole 500 meters in depth that was located on the eastern edge of the anomaly. It appears that the hole was located too far to the east, and that it was not drilled deep enough to investigate the large geophysical anomaly. Nord-Pacific completed a gold exploration program in the Mineral Ridge area including a soil sampling program and a reverse-circulation drilling program in 1992. Nord-Pacific identified several anomalous gold zones with their soil sampling and completed nine holes totaling 850 meters in their drilling program. All of the drillholes intercepted anomalous gold mineralization including a 1.5 meter intercept of 18.9 gpt gold. Historic workings at the Mineral Ridge prospect, which were completed before Nord-Pacific’s work, include six adits as well as numerous pits and trenches. The Independence area was originally staked in 1906 and was active intermittently through the 1900s. Work completed during that time included four adits, and numerous pits and trenches.

For the period from March 2008 through March 2011, the Toboggan project was an exploration joint venture between Newmont Mining Corporation and the Company. Newmont completed three seasons of exploration work spending approximately $2,000,000, and then exited the joint venture. Newmont quitclaimed all the mining claims back to the Company, and also returned the data generated from three seasons of exploration.

Present Condition and Work Completed on the Property

During 2008, Newmont completed a comprehensive early-stage exploration program. Work completed included soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at Gold Butte, an airborne geophysical survey over the entire joint venture area, and additional claim staking that significantly increased the area of the joint venture. During 2009, Newmont completed a core-drilling program consisting of six holes for a total of 1,359 meters. Two holes were drilled at each of the following prospects: Mineral Ridge, Golden Reward and Gold Butte. The best drill intercept was at Gold Butte where a pyritic quartz vein was intersected at 24.0 meters below the surface assaying 2.5 gpt gold over 4.0 meters, including a higher grade section that assayed 7.15 gpt gold over 1.0 meter. Thick intercepts of anomalous, but low-grade gold mineralization were drilled at the Mineral Ridge and Golden Reward prospects. Newmont also completed geologic mapping, surface rock sampling, soil sampling, and additional claim staking. During 2010, Newmont completed both core and reverse-circulation (RC) drilling at the Toboggan Project, including eight core holes totaling 914 meters and seven RC holes totaling 941 meters. Six of the core holes were drilled at Gold Butte and intercepted a fault with anomalous gold mineralization. The remaining two core holes were drilled at Mineral Ridge and both holes were terminated before hitting the target due to difficult ground conditions. The seven RC holes were drilled at various prospects near Toboggan Creek; and RC-7 was the most promising with 100 meters of 100 ppb gold at the Golden Reward prospect. After the 2010 exploration season, Newmont finally obtained the USFS permit necessary to drill their best targets, but they terminated the joint venture before proceeding.

No significant exploration work has been completed on the project since 2010.

Exploration and Development Plans

Since mining has recommenced in the district at the Golden Chest, the Company is currently re-evaluating the potential of the Toboggan Project. Along with other earlier stage exploration assets in the Company’s portfolio, NJMC will consider multiple options to realize value from this project.

Geology

The gold mineralization at the Toboggan Project is primarily hosted in the Prichard Formation. The gold is structurally controlled in nature, occurring in discrete high-grade quartz veins or within wider zones of brecciation. There is a spatial relationship between the best gold values and major structures in the district, such as the Murray Peak Fault, the Bloom Peak Fault, and the Niagara Fault. Some of the controlling structures may be related to the Idaho Fault, which hosts the high-grade gold being mined to the south at the Golden Chest Mine. Geochemically, the gold at Toboggan is often associated with tellurium and bismuth. Telluride minerals have also been observed by electron microprobe. Geologists have noted widespread potassic alteration and the presence of alkaline intrusive rocks; these characteristics are consistent with alkalic-related orogenic gold systems.

Reserves

There are currently no mineral reserves at the Toboggan Project as recognized by the SEC.

McKINLEY PROJECT

The McKinley Project is an early stage exploration project having no mineral reserves. It was acquired by the Company in December 2013 through the acquisition of Idaho Champion Resources (ICR) and includes the historic McKinley Gold Mine and various gold prospects located north of Riggins, Idaho.

Location

The project is located north of Riggins, Idaho and east of Lucile, Idaho. The total property position is almost 1,800 hectares (4,368 acres), including: a purchase option on the patented claims at the McKinley Mine (25 hectares or 62 acres); a much larger mineral lease (700 hectares or 1,728 acres); a group of unpatented mining claims (429 hectares or 1,060 acres); and additional lands with certain rights for access and surface disturbance (614 hectares or 1,518 acres). The project extends from 4 kilometers north of Riggins, Idaho northward for nearly 8 kilometers. While there is no electrical power on the property as yet, it is easily accessible by a series of public and private dirt roads from highway US 95.

Property Ownership

The 25 hectares of patented mining claims that make up the McKinley Mine are held under a purchase option from a trust for a price of $285,000. The Company can perform certain due diligence, including exploration drilling, prior to the exercise date of November 18, 2015. The terms of the purchase require 10% to be paid on or before the exercise date with the remaining balance amortized over 15 years at a 5% interest rate with quarterly payments for 5 years followed by a balloon payment for the remaining balance. A previous lessee of the McKinley Mine (Ex. 10.5) is due a 1.0% to 2.0% NSR sliding scale royalty based on the price of gold, which is capped at a total of $500,000. Another 1,314 hectares of land is held through a lease, including total surface and some mineral rights, (Rupp Lease - Ex. 10.7) that requires an annual rental payment of $6,100; and if an ore reserve of 250,000 oz of gold is achieved, there is a 1% NSR royalty on future production less recoupment of capital costs. About 316 hectares (780 acres) of the mineral rights subject to the Rupp Lease royalty are held through unpatented claims that also require an annual claim fee payment to the U.S. BLM. During 2014, NJMC made a total of $19,000 in property option payments.

History of Operations

The McKinley Mine has four levels and approximately 1,190 meters (3,900 feet) of underground workings that remain in good condition. The area was first worked in 1891 with intermittent activity over the following decades by unknown operators. Hunt Energy explored the property in the late-1970s and 1980s, and Kennecott Exploration evaluated the property in the early 1990s. In the 1990s a lessee built a small mill but processed a very small quantity of material. The mill site burned in a 2012 forest fire that came through the area. There are other small historic mines on the property, one of which includes more than 360 meters (1,200 feet) of underground workings.

Present Condition and Work Completed on the Property

While the McKinley Project is an exploration project, the 1,190 meters of underground workings at the McKinley Mine are accessible and have facilitated exploration in three dimensions. There are two main levels separated by approximately 90 meters (300 feet) with two intermediate sublevels, all of which are connected by a series of sub-vertical raises. The Company and its recent predecessor, ICR, have completed underground sampling programs that included chip and channel sampling of mineralized areas. Recent results from the channel sampling program are summarized below (See Company news releases dated March 10, 2014 and March 25, 2014 for more detail):

•

9.0 meters averaging 17.47 gpt gold

o

including 1.5-meters  at 79.3 gpt gold

•

2.1 meters averaging 5.5 gpt gold

•

1.1 meters averaging 17.25 gpt gold

•

4.3 meters averaging 47 gpt gold

o

including 2.0 meters at 111 gpt gold

•

1.7 meters at 72 gpt gold

The weighted average grade of the continuous zones is based on the sample weights as reported by ALS Chemex. There is insufficient geological information to ascertain accurate orientations of veins and other structures, so the channel lengths reported above are likely not true widths across the vein system.

Pursuant to the encouraging results from trench sampling, the Company proceeded with a small core-drilling program. Working with support from Timberline Drilling Inc. and local fabricators, the team developed a highly portable custom drill that could be deployed in the confined space of historical underground workings.  While the length and angle of the drill holes was somewhat constrained, the drill did facilitate quality core samples of numerous underground targets.  NJMC reported results from a total of approximately 388 meters in 21 small diameter short drill holes (See Company news releases dated June 3, 2014 and January 2, 2015 for more details). Highlights from the drilling included:

•

2.5 meters averaging 43.7 gpt gold

•

3.5 meters averaging 18.5 gpt gold

o

including 0.7 meters of 85.3 gpt gold

•

0.8 meters averaging 15.8 gpt gold

Surface exploration work completed at the project included a ground magnetic survey, approximately 2.4 kilometers wide and 5.6 kilometers long, across the McKinley property. The survey appears to represent the mineralization at the McKinley Mine while indicating several potential target areas along the known trend, which includes several historic mines and prospects.

The Company spent $266,064 in 2014 on exploration work including small-diameter core drilling, geologic mapping, channel sampling, and underground surveying.

Age, Modernization and Physical Condition of Plant and Equipment

There is no usable plant or associated equipment at the site, though, some junk equipment has been left at the site by a previous operator. There is no electrical energy available at the site.

Exploration and Development Plans

The Company will consider its next round of exploration on the McKinley Project based on its budget for exploration in 2015. The high-grade results achieved to date are encouraging, so the next phase of work will likely involve attempts to extend or enhance the higher grade intercepts.

Geology and Mineralization

The McKinley Project is located within the rocks of the Riggins and Seven Devils Groups of the Blue Mountains Island-Arc Complex. Rocks of the accreted Riggins Group and Seven Devils Terrane are widely considered to be the source of coarse gold found in the extensive historic placer operations near Lucile. The types of gold mineralization encountered in the rock samples, channel samples, and drill core from McKinley contain both coarse and microscopic gold, which is associated with low to moderate levels of geochemical pathfinder elements such as silver, arsenic, copper, cobalt, nickel, and others. The McKinley Project covers an extensive area of alteration/mineralization that can be classified as an orogenic gold model also known as quartz-carbonate vein type deposits.

Reserves

There are currently no mineral reserves at the McKinley Project as recognized by the SEC.

EASTERN STAR PROJECT

New Jersey Mining acquired the Eastern Star Property on April 18, 2014. It is a commercial sawmill site with adjacent patented lode and placer mining claims consisting of portions of the Red Elk Group, the Elk group, and the Wolverine Lode Mining Claim. It is an early stage exploration project with no mineral reserves consisting of approximately 90 hectares (220 acres) of patented mining claims.

Location

The property is located 6.5 kilometers west of Elk City Idaho on the South Fork of the Clearwater River along Idaho State Highway 14. There is no electrical power on the property, but it is easily accessible by improved dirt roads from the paved highway.

Property Ownership

NJMC acquired fee simple title to the property from Premium Exploration Inc. for a purchase price of $425,000. It had previously belonged to Green Future, an Idaho LLC. In accordance with the note, the Company has made two payments for a total of $250,818; and a final payment of $175,000 plus interest accrued on that payment at an annual rate of 5% is due on July 15th, 2015. The payments that have been made have released the mortgage encumbering prorated portions of the property to the Company. The only remaining portion encumbered by the mortgage is the Red Elk Group of mining claims.

History of Operations

The property was operated as a saw mill until 2004 when the mill shut down. NJMC’s predecessor purchased the property and drilled 3 core holes, targeting a bulk minable gold deposit. Upon acquisition, NJMC completed an initial mapping and sampling program followed by approximately 670 meters (2,200 feet) of trenching. The Company’s objective is to evaluate the potential for high-grade gold-bearing quartz veins that led to limited historic production and patenting of the mineral claims on the property.

Present Condition of Work Completed on the Property

Consistent with its status as an early stage exploration project with very limited modern exploration, NJMC conducted geologic mapping, sampling, and a modest trenching program during 2014. Company geologists identified a number of quartz veins that had been exploited by historic prospect pits and small shafts. Surface samples from these veins included some encouraging results, up to 69 gpt gold.

Since the rocks are deeply weathered on the property, geologists excavated some trenches to access fresher rock. The channel samples in the trenches intercepted notable gold mineralization, including contiguous samples up to 10.4m of 2.25 gpt gold and 6.4m of 7.97 gpt gold.  The latter interval included 4.3m of 11.34 gpt gold. Other trench samples included quartz vein related samples of 35.9, 30.6, 23.5, and 12.0 gpt gold.

The Company invested $77,822 in exploration expenditures on the property in 2014.

Exploration and Development Plans

The first season of field work returned some encouraging results, but it is too early to put these results in proper geological context, so the Company will consider additional mapping, sampling, and target generation during 2015 and beyond.

ITEM 3.  LEGAL PROCEEDINGS

On March 19, 2015, Crescent Silver, LLC, an affiliate of Hale Capital Partners, LP and minority owner of the New Jersey Mill Joint Venture, filed an action against the Company as manager of the mill, seeking damages for, among other claims, alleged breach of the Joint Venture Agreement in connection with meetings, programs, budgets, and the milling of ore from the Company’s properties. The plaintiff seeks damages in excess of $75,000, as claimed in the complaint, which was filed in the Federal District Court of Idaho.  While the outcome of any litigation is difficult to predict, the Company believes the claims are without merit and the Company is vigorously defending the lawsuit as manager of the New Jersey Mill Joint Venture.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2014, the Company did not have a citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2014	High Bid	Low Bid
First Quarter	$0.15	$0.08
Second Quarter	$0.14	$0.08
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.12	$0.06
Year Ending December 31, 2013	High Bid	Low Bid
First Quarter	$0.08	$0.05
Second Quarter	$0.06	$0.04
Third Quarter	$0.05	$0.04
Fourth Quarter	$0.08	$0.07

Shareholders

As of March 1, 2015 there were approximately 1,200 shareholders of record of the Company's Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Columbia Stock Transfer Company, 1869 E. Seltice Way Suite 292, Post Falls, Idaho 83854.

Securities Authorized for Issuance Under Equity Compensation Plans

At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock annually. In 2013, retiring directors were awarded shares in August valued at $1,000 and the remaining director Grant Brackebusch was awarded shares in December valued at $2,250.

In April 2014, the Company’s Board of Directors established a stock option plan to authorize the granting of stock options to officers, directors, consultants and employees. Upon exercise of the options, shares are issued from the available authorized shares of the Company.  The options plan includes only the options granted in 2014, with the understanding that the options granted will be made a part of a larger options plan adopted by the Company’s Board of Directors, and presented to shareholders for their approval at the Company’s next annual shareholder’s meeting.

On April 30, 2014, 2,250,000 options were granted to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,250 is associated with the options. Of this $115,896 was recorded as a general and administrative expense in 2014, at December 31, 2014 unrecognized compensation cost related to these options was $57,948 which is expected to be recognized over the next 1.25 years. All options expire on April 30, three years after their vest date.

On December 1, 2014, 500,000 options, which vested immediately, were granted to Patrick Highsmith in connection with employment as the Company’s President/CEO. These options expire after 2 years. Each option allows the holder to purchase one share of the Company’s stock at $0.11 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of two years, a risk free rate of 0.49%, and expected volatility of 158.10% compensation cost of $36,250 is associated with the options and was recorded as a general and administrative expense in 2014. These options expire December 1, 2016.

On December 12, 2014, 1,750,000 options were granted to management, 750,000 options vested immediately and the remaining 1,000,000 will vest on December 12, 2015.The options will expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60%, a compensation cost of $116,153 is associated with the options. Of this, $49,780 was recorded as a general and administrative expense in 2014.  At December 31, 2014, unrecognized compensation cost related to these options was $66,373, which is expected to be recognized over the next year. All options expire on December 12, five years after their vest date.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15
Balance December 31, 2014	4,500,000	$0.10-0.15
Exercisable at December 31, 2014	2,000,000	$0.10-0.15

 No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	4,500,000	$0.12	0
Total	4,500,000	$0.12	0

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using the bid price for our common stock as quoted by the OTC Market.

Recent Sales of Unregistered Securities

For the year ended December 31, 2014, the Company issued 18,000,000 shares of restricted common stock for cash resulting in net proceeds of $1,485,000 and an average net proceed price of $0.083 per share. For the year ended December 31, 2013, the Company issued 150,000 shares of restricted common stock for director’s and officer’s fees, a value of $7,250 for an average of $0.048 per share was assigned to those shares. For the year ended December 31, 2013 the Company issued 714,286 shares for exploration services valued at $50,000 or $0.07 per share, 5,180,000 shares for mineral property lease and purchase agreements valued at $259,000 or $0.05 per share. Additionally, 22,000,000 shares of the Companies stock was issued for cash resulting in net proceeds of $1,000,000 and an average net proceed price of $0.045. See the statement of shareholders' equity (Item 8 Financial Statements) for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

The Company is operating a mineral processing plant near Kellogg, Idaho, conducting gold exploration in northern and central Idaho and evaluating new mining and milling opportunities around the western US. The Company’s financial strategy is to generate cash from milling fees, royalties, and possible future mine operations so as to minimize the need for financing in the capital markets. NJMC seeks to minimize costs and share risks by forming joint ventures, mineral lease arrangements, partnerships and other forms of agreements with qualified mining industry players. In recent examples, the Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development cash from partners. The strategy includes finding and developing mineral deposits of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing milling services, from royalties, and in management fees.

The Company’s focus during 2014 was on preparing for commencement of mining operations at the Golden Chest Mine by lessee, Gold Hill Reclamation and Mining Inc. In anticipation of processing ores from the Golden Chest Mine the Company invested in certain upgrades and expansions to the New Jersey Mill. The Company added a gravity processing circuit to the mill and expanded the tailings impoundment facility, among other minor modifications and adjustments. Gold Hill commenced construction and underground development during the third quarter of 2014, delivering the first ore to the New Jersey Mill in December of 2014.

During 2011 and 2012, the New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. NJMC executed a definitive venture agreement with United Silver Corp (USC) and its subsidiary United Mine Services (UMS), owner of the Crescent mine, in January 2011. The plant was expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC paid the expansion cost, which was $3.2 million. The joint venture agreement anticipated that USC would be entitled to process up to 7,000 tonnes per month from the Crescent Mine and NJMC would have rights for up to 3,000 tonnes per month of capacity during the processing of Crescent ores. Under the agreement, each party would pay its processing costs and NJMC will charge a management fee of $2.50/tonne. The plant was commissioned during 2012, but ore production from the Crescent Mine was curtailed by USC for economic reasons so the plant became idle in September 2012. The mill remained idle through 2013 and most of 2014, until commissioning its new upgrades in November of 2014 (See Company news release dated November 12, 2014).

In April 2014, Hale Capital Partners, through its subsidiary Crescent Silver LLC (“Crescent Silver”), acquired the assets of United Mine Services in a consensual foreclosure process. This transaction included the UMS stake in the New Jersey Mill JV. Hence, Crescent Silver is the Company’s current joint venture partner at the New Jersey Mill. Crescent Silver produced no ore during 2014.

The Company’s exploration efforts are focused on the Golden Chest Project and the newly acquired McKinley and Eastern Star Projects. Other exploration properties include the Toboggan and Coleman Mine.

The was no significant exploration work at the Golden Chest JV during the year, but the NJMC geological team has begun preparing a strategy to test near-mine targets outside the area of the Skookum Shoot mineral lease. Now that Gold Hill has built significant new infrastructure at Golden Chest, including a new modern portal, nearly a thousand meters of 4.5m by 4.5m development drifting, secondary escapeway and ventilation raises, the potential of exploration targets in proximity to that infrastructure may be notably enhanced.

NJMC geologists conducted limited programs at the McKinley and Eastern Star projects during 2014. The Company drilled just under 400 meters of small-diameter core from the underground workings at McKinley. The drill results returned several high-grade intersections that may warrant follow-up, including 2.5m of 43.7 gpt Au and 3.5m of 18.5 gpt Au. The McKinley Project is at a very early stage of exploration, but there are high-grade (+30 gpt Au) showings over more than 3.8 kilometers of prospecting on the 1,800-hectare (4,443 acres) project. See Company news release dated January 2, 2015.

During 2014, the Company also conducted limited exploration work at the Eastern Star Project in the Elk City District of central Idaho. The property is being acquired under a purchase option agreement with Premium Exploration Inc. In the first field season on the project, NJMC geologists collected rock samples and channel samples that included 11.34 gpt Au over 4.3 meters and 14.15 gpt over 0.9 meters. There has been no drilling at Eastern Star, so the project will require considerable additional work in order to assess its economic potential.

The Toboggan Project is a group of claims to the north of Golden Chest. Formerly joint ventured with Newmont Mining and including a lease agreement with Hecla Mining, the properties have seen well over $2.0 million in exploration investment in recent years. The gold prospects at Toboggan appear to be associated with alkalic intrusions and alteration is widespread.

At the Coleman underground mine, which is part of the New Jersey Mine and Mill property, the Company conducted no significant exploration during 2014, but Company geologists are currently evaluating the known gold-bearing veins and historic targets for their future potential. Now that the New Jersey Mill is processing ores from the Golden Chest Mine, the potential economics of nearby gold prospects may have improved.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2014 was $336,525 compared to $636,127 at the end of 2013.

Results of Operations

There has been no significant Revenue during 2014 or 2013. The net loss for 2014 was $1,436,129 compared to a loss of $798,977 for 2013. The net loss increased in 2014 compared to 2013 because of increased exploration and milling activity.

The Company invested $274,144 in additional facilities at the mill in 2014 and plans to continue to process ore from the Golden Chest (Skookum Project) that started production in December 2014. The company received $200,000 in the fourth quarter from Juniper Resources to facilitate the startup process at the mill; those funds will be deducted from future milling payments made by Juniper to the Company. As of year-end 2014, the Company has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill.

In the fourth quarter of 2013 the Company acquired the initial property option on the McKinley Project for 5,000,000 shares of the Company’s stock at a value of $250,000. In 2014, the Company invested $266,064 on exploration, including $25,100 for purchase option extensions at the property.

The Company also spent $250,818 in 2014 for acquisition of the first two parcels of the Eastern Star Property and an additional $77,822 on exploration activities at the property.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2014, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling operations, commencement of cash flow from our mineral royalty on the Golden Chest Mine, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, receipt of cash from the Golden Chest royalty, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in Note Receivable

A short term note was extended to Premium Exploration in 2014 and secured by 69 unpatented claims in Stillwater County Montana.

Changes in Milling Receivables

Milling receivables increased in 2014 compared to 2013 because of receivables from Juniper Resources (Gold Hill) for milling in December 2014.

Changes in Other Current Assets

Other current assets increased in 2014 compared to 2013 because of an increase in payments for services to be received in 2015 which were paid in 2014.

Property Plant and Equipment

Property Plant and Equipment increased in 2014 compared to 2013 because of investment in the Eastern Star Property and the Mill.

Deposits

Deposits increased in 2014 compared to 2013 because of a deposit on a piece of milling equipment that existed at December 31, 2014.

Accounts Payable

Accounts payable increased in 2014 compared to 2013 because of increased activity including milling at the company.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses increased in 2014 compared to 2013 because of increased activity including milling at the company.

Account Payable Related Party

Accounts payable related party decreased in 2014 compared to 2013 because payments were made to Mine Systems Design whom is the holder of the note that comprises the related party balance.

Obligations under Capital Lease

Obligations under capital lease decreased because the remaining lease was paid off in 2014.

Milling Advance

The milling advance was a temporary advance from Juniper Resources at the end of 2014 to facilitate the mill startup costs for production.

Notes Payable Current

Notes payable current increased in 2014 compared to 2013 because of the note payable that is due in 2015 on the Eastern Star/Elk City property.

Asset Retirement Obligations

Asset retirement obligations increased in 2014 compared to 2013 because of reevaluation of the disturbances and costs associated with their remediation on the New Jersey property.

Non-controlling Interest

Non-controlling interest increased in 2014 because of investment in the GF&H Company.

Sales of Gold

Sales of Gold decreased in 2014 compared to 2013 because the remaining gold inventory was liquidated in 2013.

Joint Venture Management Fees

Joint venture management fee income decreased for 2014 compared to 2013 because of decreased drilling at the Golden Chest.

Milling

Milling expense increased in 2014 compared to 2013 because of the milling ramp up costs for the Skookum project.

Exploration

Exploration has increased for 2014 compared to 2013 because of increased activity at the McKinley and Eastern Star properties.

Net Loss (gain) on Sale of Equipment

Net loss (gain) on sale of equipment resulted in a net loss in 2014 because of the loss on sale of a core drill in 2014 compared to the net gain on sale of equipment in 2013.

Write Down of Mineral Property

The write down of mineral property in 2013 was a reduction in the capitalized amount for the New Jersey property to reflect lower gold prices.

Management

Management expenses have increase in 2014 compared to 2013 because of increased activity at the Company.

Professional Services

Professional Services expenses have increase in 2014 compared to 2013 because of increased activity at the Company.

General and Administrative

General and administrative expenses have increase in 2014 compared to 2013 because of increased activity at the Company.

Gain on Sale of Marketable Equity Security

Gain on sale of marketable equity security increased in 2014 because the Companies remaining shares in Gold Crest Mines were sold.

Distribution from Golden Chest LLC

The Distribution from Golden Chest LLC in 2013 was an advanced royalty payment received. No such payment was received in 2014.

Interest

Interest expense has decreased in 2014 compared to 2013 because a portion of 2014’s interest expense was capitalized as part of the mill expansion.

Equity in Loss of Golden Chest LLC

Equity in loss of Golden Chest LLC decreased in 2014 compared to 2013 because the Company reverted to the cost method of accounting for the venture.

Stock Based Compensation

Stock based compensation increased in 2014 compared to 2013 because of expenses associated with the award of options to directors which began in 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Jersey Mining Company

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Mining Company as of December 31, 2014 and 2013, and the results of its consolidated operations and comprehensive income (loss) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

March 26, 2015

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2014 and 2013

  27

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended

   December 31, 2014 and 2013

  28

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31,

   and 2013

  29

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

  30

Notes to Financial Statements

31-44

New Jersey Mining Company Consolidated Balance Sheets December 31, 2014 and 2013
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$336,525	$636,127
Investment in marketable equity security at fair value (2013 cost-$3,869)	-	9,672
Joint venture receivables	55,021	61,143
Note receivable	58,386	-
Milling receivables	117,615	36,450
Other current assets	22,495	9,520
Total current assets	590,042	752,912

Property, plant and equipment, net of accumulated depreciation	5,654,199	4,908,724
Mineral properties, net of accumulated amortization	557,458	540,433
Deposit on equipment	12,480	-
Total assets	$6,814,179	$6,202,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,913	$40,208
Accrued payroll and related payroll expenses	49,960	22,016
Note payable related party, short term	39,384	36,701
Obligations under capital lease, short term	-	26,367
Milling advance	200,000	-
Notes payable, short term	180,385	55,663
Total current liabilities	547,642	180,955

Asset retirement obligation	23,366	10,949
Note payable related party, long term	141,033	180,417
Notes payable, long term	148,288	193,880
Total long term liabilities	312,687	385,246

Total liabilities	860,329	566,201

Commitments (Note 4 and 6)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 2014-91,760,148 and 2013-73,760,148 shares issued and outstanding	13,442,395	11,755,469
Accumulated deficit	(10,735,658)	(9,302,024)
Accumulated other comprehensive income:
Unrealized gain on marketable equity security	-	5,803
Total New Jersey Mining Company stockholders’ equity	2,706,737	2,459,248
Non-controlling interests	3,247,113	3,176,620
Total stockholders' equity	5,953,850	5,635,868

Total liabilities and stockholders’ equity	$6,814,179	$6,202,069

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) For the Years Ended December 31, 2014 and 2013
	December 31
	2014	2013
Revenue:
Sales of gold	$-	$21,049
Joint venture management fee income	373	8,890
Milling income	92,165	83,762
Total revenue	92,538	113,701

Costs and expenses:
Milling	310,309	82,544
Exploration	435,601	173,948
Net loss (gain) on sale of equipment	34,878	(108,208)
Net loss on sale of or abandonment of mineral property	-	109,000
Write down of mineral property	-	324,142
Depreciation and amortization	46,360	98,208
Management	331,517	54,443
Professional services	197,465	108,162
General and administrative expenses	199,465	60,756
Total operating expenses	1,555,595	902,995
Operating income (loss)	(1,463,057)	(789,924)
Other (income) expense:
Timber Expense	2,187	300
Royalties and other income	(19,809)	(26,032)
Gain on sale of marketable equity security	(24,741)	-
Distribution from Golden Chest LLC	-	(119,450)
Interest income	(1,859)	(256)
Interest expense	17,294	55,621
Equity in loss of Golden Chest LLC	-	99,500
Total other (income) expense	(26,928)	9,683
Income tax (provision) benefit
Net loss	$(1,436,129)	$(798,977)
Net loss attributable to non-controlling interests	2,495	6,804
Net loss attributable to New Jersey Mining Company	(1,433,634)	(792,173)

Other comprehensive loss:
Net loss	$(1,436,129)	$(798,977)
Unrealized gain (loss) on marketable equity security	18,938	(10,589)
Reclassification of realized gain on marketable equity security	(24,741)	-
Comprehensive loss	(1,441,932)	(809,566)
Comprehensive loss attributable to non-controlling interests	2,495	6,804
Comprehensive loss attributable to New Jersey Mining Company	$(1,439,437)	$(802,762)

Net loss per common share-basic and diluted	$0.02	$0.02

Weighted average common shares outstanding-basic and diluted	83,475,216	50,212,993

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2014, and 2013
	Common Stock		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Deficit	Income (loss)	Interests	Equity
Balance December 31, 2012	45,515,862	$10,439,219	$(8,509,851)	$16,392	$3,151,415	$5,097,175
Contribution from non-controlling interest in Mill JV	-	-	-	-	32,009	32,009
Issuance of common stock and warrants for:
Cash, net of offering costs	22,200,000	1,000,000	-	-	-	1,000,000
Management and directors fees	150,000	7,250	-	-	-	7,250
Exploration	714,286	50,000	-	-	-	50,000
Mineral property agreement	5,180,000	259,000	-	-	-	259,000
Unrealized gain (loss) in marketable equity security	-	-	-	(10,589)	-	(10,589)
Net loss attributable to non-controlling interest	-	-	-	-	(6,804)	(6,804)
Net loss attributable to the Company	-	-	(792,173)	-	-	(792,173)
Balance, December 31, 2013	73,760,148	11,755,469	(9,302,024)	5,803	3,176,620	5,635,868

Contribution from non-controlling interest in Mill JV	-	-	-	-	22,988	22,988
Allocation of fair value of non-controlling interest in GF&H	-	-	-	-	50,000	50,000
Issuance of common stock and warrants for cash net of offering costs	18,000,000	1,485,000	-	-	-	1,485,000
Stock options granted to directors	-	201,926	-	-	-	201,926
Other comprehensive loss	-	-	-	(5,803)	-	(5,803)
Net loss attributable to non-controlling interest	-	-	-	-	(2,495)	(2,495)
Net loss attributable to the Company	-	-	(1,433,634)	-	-	(1,433,634)
Balance, December 31, 2014	91,760,148	$13,442,395	$(10,735,658)	$-	$3,247,113	$5,953,850

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2014 and 2013
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,436,129)	$(798,977)
Adjustments to reconcile net loss to net cash (used) by operating activities
Depreciation and amortization	46,360	98,208
(Gain) loss on sale of equipment	34,878	(108,208)
Gain on sale of marketable equity security	(24,741)
Write-down of good will, investment, and mineral property		433,142
Accretion of asset retirement obligation	(4,608)	1,152
Equity in loss of Golden Chest LLC		99,500
Stock based compensation	201,927
Common stock issued for
Management and directors fees		7,250
Exploration expense		50,000
Change in:
Joint venture receivables	6,122	(48,619)
Milling receivables	(81,165)	(36,450)
Other current assets	(12,975)	3,640
Inventory		19,464
Accounts payable	37,706	(7,336)
Accrued payroll and related payroll expense	27,944	15,209
Account payable Marathon Gold		(62,500)
Net cash (used) by operating activities	(1,204,681)	(334,525)

Cash flows from investing activities:
Purchases of property, plant and equipment	(600,869)	(10,084)
Purchase of controlling interest in GF&H	(100,000)
Purchase of mineral property		(4,500)
Proceeds from sale of mineral property	10,000	24,000
Contributions to Golden Chest LLC		(99,500)
Note Receivable	(58,386)
Proceeds from sale of marketable equity security	28,610
Proceeds from sale of equipment	76,676	112,000
Net cash provided (used) by investing activities	(643,970)	21,916

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,485,000	1,000,000
Principal payments on notes payable	(95,870)	(55,492)
Principal payments on capital lease	(26,367)	(32,009)
Milling advance	200,000
Principal payments on note and other payables, related party, net	(36,701)	(5,722)
Proceeds from non-controlling interest, net	22,987	32,009
Net cash provided by financing activities	1,549,049	938,786
Net change in cash and cash equivalents	(299,602)	626,177
Cash and cash equivalents, beginning of year	636,127	9,950
Cash and cash equivalents, end of year	$336,525	$636,127

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$17,294	$55,621

Non-cash investing and financing activities:
Common stock issued for mineral properties		$259,000
Debt relieved from sale of equipment		$10,636
Non-controlling interest in GF&H Company	$50,000
Purchase of property with note payable	$175,000

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Financial Statements

1.  Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana. It is currently evaluating new mineral investment and development opportunities in the western United States. The Company is currently focused on advanced stage exploration and development assets that could be developed into near-term cash flow. During late 2014, one of its mineral properties saw a new mine developed and put into production by a lessee. The New Jersey Mill was also put into production in 2014 to process ore from the Golden Chest Mine. The mine and mill are expected to ramp up to full production during the first half of 2015.

In the past, the Company has done minor production runs at its mill from high grade deposits located near the surface with the strategy to generate cash to be used for additional exploration to discover major mineral deposits on its properties. The Company has not yet developed sufficient reserves to justify investment in a major mine, thus it remains in the exploration stage.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, the New Jersey Mill Joint Venture (“NJMJV”) and GF&H Company (“GF&H”). Intercompany accounts and transactions are eliminated.  The Company owns less than 100% and controls both NJMJV and GF&H.  The portion of both of these entities owned by other investors is presented as non-controlling interests.

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

For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. Under the cost method, these investments are carried at the lower of cost or fair value. For those joint ventures in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in joint ventures and its investments therein are adjusted by a similar amount. The Company periodically assesses its investments in joint ventures for impairment.  If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

At December 31, 2014 and December 31, 2013, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2014			December 31, 2013
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	66%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GCJV”)	48%	No	Cost	48%	No	Cost

Non-controlling Interests in Consolidated Financial Statements

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s equity. Non-controlling interests consist of the amount of those interests at the date of the original acquisition and the non-controlling investor’s share of changes in equity since that date.

New Jersey Mining Company

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as depreciation lives and methods, potential impairment of long-lived assets, deferred income taxes, estimation of asset retirement obligations and reclamation liabilities. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Income received as the operator of the Company's joint ventures is recognized in the months during which those operations occur. Revenue received from engineering services provided is recognized when services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Revenues from mill operations and custom milling are recognized in the period in which the milling is performed and collection of payment is deemed probable.

Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Fair Values of Financial Instruments

The Company discloses the following information for each class of assets and liabilities that are measured at fair value:

1.

the fair value measurement;

2.

the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

3.

for fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

a.

total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings are reported in the statement of operations;

b.

the amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets or liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

c.

purchases, sales, issuances, and settlements (net); and

d.

transfers into and/or out of Level 3.

4.

the amount of the total gains or losses for the period included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date and a description of where those unrealized gains or losses are reported in the statement of operations; and

5.

in annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques, if any, during the period.

The table below sets forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

	Balance at December 31, 2014	Balance at December 31, 2013	Hierarchy Level
Investments in marketable equity securities	$0.00	$9,672	Level 1

New Jersey Mining Company

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, continued

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, milling advance, note payable to related party, obligations under capital lease and notes payable approximate their fair values.

Investment in Marketable Equity Securities

Marketable equity securities are classified as available for sale and are valued at fair value which is the market price. Realized gains and losses on the sale of securities are recognized on a specific identification basis. Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss), unless an other than temporary impairment in value has occurred, which would then be charged to current period net income (loss).

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2014 and 2013, the effect of the Company’s potential issuance of shares from the exercise of 21,200,000 and 11,000,000 warrants, respectively, and 4,500,000 stock options in 2014 would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants and options are discussed in detail in Note 9 of the financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2014 financial statement presentation. Reclassifications had no effect on net loss, stockholders' equity, or cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful life of most of the Company’s buildings is up to 50 years and equipment life expectancy ranges between 2 and 10 years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. Mine development costs are capitalized as deferred development costs after proven and probable reserves have been identified. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Claim Fees

Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as prepaid and expensed over the course of the year.

New Jersey Mining Company

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, continued

Impairment of Properties

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

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established, if a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost capitalized at the present value of estimated reclamation costs. An asset and a related liability are recorded for the fair value of these costs. The liability is accreted and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters. The Company records liability for remediation costs when a reasonable estimate of fair value can be determined. In accordance with ASC 410-30 Asset Retirement and Environmental Obligations remediation costs are not discounted.

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. There is currently no balance being carried for any reclamation bonds.

Share Based Compensation or Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable. We estimate the fair value of our stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The value of common stock awards is determined based upon the closing price of our stock on the date of the award.

New Jersey Mining Company

Notes to Financial Statements

2.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standard Update No. 2014-10 (“the ASU”).  This update changes the requirements for disclosures as they relate to exploration stage entities.  The ASU specifies that the ‘inception-to-date’ information is no longer required to be presented in the financial statements of an exploration stage entity.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2014 and interim periods thereafter, with early application permitted for any financial statements that have not yet been issued.  The Company elected to apply the amendments effective with the second quarter of 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements once adopted.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

3.  Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of 1,436,129 in 2014 as well as a Cash and Cash Equivalents balance of $336,525 at December 31, 2014. These factors raise doubt about the Company’s ability to continue as a going concern.

However, the Company has put the New Jersey Mill into production and is proceeding through the ramp-up period of a start-up mining and milling operation. Subsequent to the year end, the Company has generated revenue from increased rates of milling ores from the Golden Chest Mine.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

4.  Note Receivable

On September 30, 2014 the Company loaned $58,386 to Premium Exploration (USA) Inc under a convertible promissory note. The note carries simple interest at 8% and matures on August 1, 2015 at which time the principal and interest is due. At any time prior to expiration the note is convertible to shares of Premium Exploration Inc.

New Jersey Mining Company

Notes to Financial Statements

5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2014 and 2013, consisted of the following:

	2014	2013
Mill land	$225,289	$225,289
Mill building	536,193	522,786
Milling equipment	4,001,771	3,716,011
	4,763,253	4,464,086
Less accumulated depreciation	(152,151)	(144,236)
Total mill	4,611,102	4,319,850
Building and equipment at cost	252,348	495,037
Less accumulated depreciation	(216,926)	(348,021)
Total building and equipment	35,442	147,016
Land	1,007,675	441,858
Total	$5,654,199	$4,908,724

During the year ended December 31, 2014 $25,021 in interest was capitalized in conjunction with the mill expansion project. No interest was capitalized in 2013.

During the year ended December 31, 2014 the Company disposed of a pick-up with $5,930 total cost basis that was fully depreciated for salvage; no income or loss was recorded. A drill with a cost basis of $265,316, which was partially depreciated, was sold for $66,826 and a loss on sale of equipment was recorded for $34,878. Also, a ball mill with a historical cost of $9,850 was sold by the NJMJV for an $850 loss. During the year ended December 31, 2013, the Company sold a drill and an excavator with a total cost basis of $240,055 for $112,000.

Since both pieces of equipment were fully depreciated at the time of sale, a gain on sale of equipment of $112,000 was recorded in the consolidated statement of operations.

During the year ended December 31, 2012, a lease agreement was entered into with Hecla Mining Company on the Company’s Little Baldy land holding. Under the agreement, Hecla has paid $10,000 and $24,000 in 2014 and 2013, respectively, to the Company for the option to obtain NJMC’s interest in the land. The Company has recorded these farm-out receipts as a reduction in the carrying value of the land for the years ended December 31, 2014 and 2013.

For year ended December 31, 2013, milling and other equipment include assets under capital lease amounting to $91,625. The lease is being amortized over its terms. Accumulated amortization at December 31, 2014 and 2013 was $91,625 and $65,258, respectively. The lease was concluded in September 2014 and the equipment title was transferred to the Company for no additional consideration.

During the year ended December 31, 2014, the Company entered into a purchase and sale agreement to acquire the Eastern Star Elk City property for $425,000. The deal called for a down payment of $125,000 and a promissory note for the balance at 5% per annum. As scheduled, the next payment of $125,000 was made on August 15, 2014. Final payment of $175,000 is due on July 15, 2015.

New Jersey Mining Company

Notes to Financial Statements

6.  Notes Payable

At December 31, 2014 and 2013 notes payable are as follows	2014		2013
2011 Dodge pickup 36 month note payable, 0.00% interest rate, collateralized by pickup, monthly payments of $740	$		$1,479
Hagby Diamond Drill 36 month note payable, 6.9% interest rate payable monthly, collateralized by drill and guaranteed by former President Fred Brackebusch and Vice President Grant Brackebusch, monthly payments of $3,962			83,344
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474		46,337	49,800
Property, 15 month note payable, 5% interest per annum, collateralized by property, one remaining payment of $175,000		175,000
Property 39 month note payable, 5.0% interest rate payable monthly, collateralized by property, monthly payments of $1,000			5,997
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,122		107,336	108,923
Total notes payable		328,673	249,543
Due within one year		180,385	55,663
Due after one year		$148,288	$193,880

Maturities of debt outstanding at December 31, 2014 are as follows:

2015	180,385
2016	44,704
2017	2,207
2018	2,462
2019	2,747
Thereafter	96,168
Total	328,673

7.  Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2014	December 31, 2013
New Jersey	$288,365	$271,340
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less accumulated amortization	(11,407)	(11,407)
Total	$557,458	$540,433

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002. At December 31, 2014 and 2013 the balance includes asset retirement costs of $23,365 and $6,340 respectively.

New Jersey Mining Company

Notes to Financial Statements

7.  Mineral Properties, continued

McKinley

The McKinley Project is an exclusive exploration and mining lease which covers several historic mines and prospects, including the McKinley Mine, Ibex Mine, and Big Easy Mine, on private land located in central Idaho near the town of Lucile. On December 31, 2013, NJMC received all rights and agreements, intellectual property, historic and recent due diligence, surveys and maps, along with a 12-month option to purchase the historic McKinley Mine, located on 62 acres within the overall land package. The option to purchase the McKinley mine has been extended by an additional 12 months to November 18, 2015.

Silver Button/Roughwater

The Silver Button claim is the remaining property of the ten claims acquired from Roughwater Mining Company. During 2005, the other nine Roughwater unpatented claims were dropped. In 2001, the Company purchased the property through the issuance of 255,000 shares of its common stock to Roughwater Mining Company. The shares were valued at $0.10 per share, for a total acquisition cost of $25,500.

Toboggan

Toboggan is a gold and silver exploration project consisting of five claims covering 100 acres of federal land administered by the U.S. Forest Service. In 2001, the Company issued 50,000 shares of stock to an individual to acquire the property. The shares were valued at $0.10 per share for a total acquisition cost of $5,000.

8.  Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its properties. Below is a reconciliation as of December 31, 2014 and 2013 of the Company’s asset retirement obligations. The estimated reclamation costs were discounted using a credit adjusted, risk-free interest rate of 5.4% and 5.6% in 2014 and 2013 respectively.

	2014	2013
Balances at January 1	$10,949	$9,797
Accretion expense (true up of)	(4,608)	1,152
Incurred	17,025
Balance December 31	$23,366	$10,949

9.  Mining and Milling Venture Agreements

Golden Chest LLC (“GCJV”)

In December of 2010, a limited liability company (LLC) was formed between the Company and Marathon Gold USA (MUSA). MUSA’s contribution to GCJV was $4,000,000 paid in installments ending on November 30, 2011. The Company contributed to GCJV all of its interests in the Golden Chest Mine, including unpatented claims and some mining equipment. At inception, GCJV purchased the patented mining claims for $3.75 million with $500,000 paid at closing in December 2010 and the remainder due under a Promissory Note and Mortgage at the rate of $500,000 per year with quarterly payments and the $250,000 balance due in the seventh and final year. The note is collateralized by a first mortgage on the claims. Funding in 2012 and future funding for the venture is being paid by each partner at a percentage equal to their ownership, which in 2012 and through June of 2013 was 50 percent per partner. In May and June of 2013, the Company elected not to participate in some funding calls resulting in dilution of its ownership interest in GCJV. During the year ended December 31, 2012 the Company began accounting for the GCJV using the equity method because significant influence was obtained during the year. After dilution of its share in 2013, significant influence was no longer possessed and accounting for the Joint Venture reverted back to the cost method.

New Jersey Mining Company

Notes to Financial Statements

9.  Mining and Milling Venture Agreements, continued

On September 3, 2013, GCJV signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property. The lease with Juniper calls for an initial payment of $50,000 to GCJV, which was received, and a work requirement of 1,500 to 3,000 meters of core drilling which was completed during 2014. Juniper signed the lease and made a payment of $200,000 to GCJV at the end of November 2013. Juniper is required to make land payments of $125,000 per quarter on the promissory note on behalf of GCJV. Additionally, Juniper will pay a 2% net smelter royalty to GCJV on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease was subsequently assigned to Gold Hill Reclamation and Mining Inc., an affiliated company. The lease has a term of 39 months. Gold Hill began shipping ore in the 4th quarter of 2014 and 1,922 tonnes were processed at the New Jersey Mill.

Accounts receivable from GCJV are a part of normal operations which include operating costs, payroll, drilling costs, and drilling income; GCJV has contracted drilling services with NJMC as needed. As of December 31, 2014 and 2013, an account receivable existed with GCJV for $21,175 and $19,802 respectively. In addition, income and expense items for the twelve month period ended December 31, 2014 and 2013 related to MUSA and GCJV were as follows:

	2014	2013
Joint venture management fees income	$373	$8,890
Drilling and exploration contract expense	-	154
Equity in loss of GCJV (through June 30, 2013)	-	99,500
Distribution from GCJV	-	119,450

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

UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent).

As of December 31, 2014 and 2013, an account receivable existed with the Mill Joint Venture and UMS for $33,846 and $41,341 respectively.

During the years ended December 31, 2013 and 2014 the mill processed 5,402 and 1,923 tonnes of ore respectively. These ores were from the Crescent Mine owned by Crescent, the Golden Chest Mine owned by GCJV, and some contract milling ore from an outside source. Currently, the mill is processing ore from the GCJV’s Golden Chest Mine property, which is being mined under an agreement with Gold Hill. To facilitate the startup costs for milling of the Golden Chest ore, Gold Hill advanced $200,000 interest-free to NJMC on November 7, 2014, at the beginning of the ramp –up phase. These funds will be deducted from milling receipts over a six month period, commencing in Q2 of 2015.

New Jersey Mining Company

Notes to Financial Statements

10.  Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2014 and December 31, 2013. The significant components of the deferred tax asset at December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013
Deferred tax asset
Net operating loss carry forward	$3,995,000	$3,546,000
Exploration/development	834,000	746,000
Asset retirement obligation/accrual	9,000
Lease income	23,000	19,000
Acquisition of mineral interest	(90,000)
Total deferred tax assets	4,771,000	4,311,000
Valuation allowance	(4,171,000)	(3,778,000)
Net	600,000	533,000
Deferred tax liabilities
Property, plant, and equipment	(600,000)	(533,000)
Total deferred tax liabilities	(600,000)	(533,000)
Net deferred tax asset	$0	$0

At December 31, 2014 and 2013 the Company had net operating loss carry forwards of approximately $9,987,000 and $8,865,000 respectively for both federal and the state of Idaho, which expire in the years 2017 through 2033.

The income tax benefit shown in the financial statements for the years ended December 31, 2013 and 2012 differs from the statutory rate as follows:

	December 31, 2014	December 31, 2013
Provision (benefit) at statutory rate	$(499,000)	$(348,000)
State taxes, net of federal taxes	(71,000)	(37,000)
Affect prior year restatement/adjustments	177,000
Increase (decrease) in valuation allowance	393,000	385,000
Total provision (benefit)	$0	$0

We are open to examination of our income tax filings in the United States and state jurisdictions for the 2012 through 2014 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. Certain tax positions taken in the 2012 through 2014 tax years could result in minor adjustments to our exploration and development costs for tax purposes. However, these adjustments would not result in a tax provision, but only revise to the net operating loss carry forward balance.

New Jersey Mining Company

Notes to Financial Statements

11.  Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2014 and 2013. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2014 or 2013.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the year ended December 31, 2014 and 2013, are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2012	5,961,550	$0.30
Issued in connection with private placement	11,000,000	0.15
Expired	(5,961,550)	0.30
Balance December 31, 2013	11,000,000	0.15
Issued in connection with private placement	10,200,000	$0.10-0.20
Balance December 31, 2014	21,200,000	$0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,000,000	$0.15	May 31, 2015
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

Stock Options

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with these options. Of this $115,896 was recorded as a general and administrative expense in 2014. The remaining compensation costs of $57,948 is expected to be recognized over the next 1.5 years. All options expire on April 30 three years after their vest date.

On December 31, 2014, 500,000 options which vested immediately and expire after two years were issued to R Patrick Highsmith in connection with his hiring as the Company’s President and CEO. Each option allows the holder to purchase one share of the Company’s stock at $0.11 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of two years, a risk free rate of 0.49%, and expected volatility of 158.10% compensation cost of $36,250 is associated with these options and was recorded as a general and administrative expense in 2014.

On December 12, 2014, 1,750,000 options were issued to management, 750,000 options vested immediately and the remaining 1,000,000 vested after one year. The options expire after 5 years. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60% compensation cost of $116,153 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in 2014. The remaining compensation costs of $66,373 is expected to be recognized over the next year. All options expire on December 12 five years after their grant date.

New Jersey Mining Company

Notes to Financial Statements

11.  Equity, continued

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15
Outstanding December 31, 2014	4,500,000	$0.10-0.15
Exercisable at December 31, 2014	2,000,000	$0.10-0.15

Outstanding options had no intrinsic value at December 31, 2014.

Common Stock issued for Management and Directors Fees

During 2013 the Company issued 150,000 shares of its restricted common stock for management and directors fees. The Company recorded expense of $7,250 based upon fair value of the shares issued.

Common Stock issued For Cash

The Company initiated a private placement in September of 2013. Each unit consisted of 1 share of the Company’s common stock and ½ purchase warrant, each full warrant exercisable for one share of the Company’s common stock at $0.15 through May 31, 2015. At closing of the private placement on October 31, 2013, 22,000,000 shares were sold for net proceeds of $990,000 after deducting 10% brokerage fees. Additionally, the Company sold 200,000 units for cash at $0.05 each, resulting in net proceeds of $10,000.

The Company completed a private placement in the first quarter of 2014. Each unit consisted of two shares of the Company’s common stock and one purchase warrant, each warrant exercisable for one share of the Company’s stock at $0.15 through March 2017. At closing of the private placement in March 2014, 3,000,000 units consisting of 6,000,000 shares and 3,000,000 warrants were sold for net proceeds of $405,000 after deducting the 10% commission.

The Company completed a private placement in the third quarter of 2014. Each unit consisted of two shares of the Company’s common stock and one purchase warrant for $0.20; each warrant is exercisable for one share of the Company’s stock at $0.20 through August 2017; 6,000,000 units were sold for net proceeds of $1,080,000 after deducting the 10% commission. In addition to the 10% cash commission 1,200,000 warrants were issued to the placing broker. These warrants are exercisable at $0.10 through August 11, 2019.

Common Stock Issued for Mineral Property

During 2013 the Company issued 5,180,000 of its common stock for mineral properties. The Company recorded $259,000 based upon the fair value of the shares issued. No shares were issued for this purpose in 2014.

Common Stock Issued for Services and Exploration

During 2013 the Company issued 714,286 shares of its common stock for exploration and other services rendered the Company. The Company recorded $50,000 based upon fair value of the shares issued. No shares were issued for this purpose in 2014.

12.  Related Party Transactions

Fred Brackebusch was President, Treasurer, and a Director of the Company. He resigned all positions on August 29, 2013. Grant Brackebusch, Fred Brackebusch's son, is the Vice-President and a Director of the Company. Grant Brackebusch's wife, Tina Brackebusch, was the Company's Corporate Secretary prior to August 29, 2013. Fred Brackebusch and Grant Brackebusch own 89.6% and 10.4%, respectively of Mine Systems Design, Inc. ("MSD"), a firm that has various related party transactions with the Company. Delbert Steiner was CEO and Director from August 29, 2013 to December 1, 2014, at that time he resigned as CEO and became Chairman of the Board and remains a director of the Company. John Swallow was President from August 29, 2013 to December 1, 2014, at that time he resigned as President and remains as a director of the company. The Company hired R. Patrick Highsmith as CEO, President, and a director of the Company on December 1, 2014.

New Jersey Mining Company

Notes to Financial Statements

12.  Related Party Transactions, continued

The Company had the following transactions with related parties:

•

During 2013 the Company issued 125,000 shares, of its common stock to members of the Board of Directors for their services as directors. These stock awards were recorded as directors' fees of $6,250 based upon the fair value of the shares issued. Fred and Grant Brackebusch each received 25,000 shares in 2013. Fred Brackebusch’s shares were valued at $1,000 and Grant Brackebusch’s shares were valued at $2,250 as Directors of the Company. During 2013 the Company issued 25,000 shares of its common stock to Tina Brackebusch for her services as Secretary. These shares were valued at $1,000.

•

In August 2012 the Company was extended a 48 month note payable by MSD at 12% interest for $223,806 to purchase property which had a total purchase price of $230,449. As of December 31, 2014, $180,417 of this note remained with $39,384 in principal payable within 1 year and the remaining $141,033 due after one year as follows: 2016-44,378, 2017-$50,007, 2018-$46,648. Monthly payments are $4,910.

•

In December 2013, the Company issued 5,000,000 shares of its common stock to an entity partially owned by John Swallow, a director and past President, for a mineral property. The shares had a fair value at the date of issuance of $250,000.

•

In September 2014, the Company purchased a 2004 Pick-up from director Delbert Steiner for $7,500 in cash.

13.  Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. 907,820 of these shares were sold prior to 2013.

At December 31, 2013, the Company held 967,180 of these shares with a market value of $0.01 per share, for a total fair value of $9,672. At December 31, 2013, the excess market value of $5,803 over the $3,869 cost basis of the shares was recognized as accumulated other comprehensive income in the equity section of the Company’s balance sheet.

In 2014 these shares were sold for $28,610, the $24,741 over the remaining cost of $3,869 was recorded as a gain on the sale of marketable equity security. No shares remained at December 31, 2014

14.  Acquisition GF&H Company

During the year ended December 31, 2014, the Company completed its acquisition of two thirds of the issued and outstanding common shares of GF&H Company. NJMC acquired GF&H to further its land holdings in the area of its Golden Chest Property.

This transaction was accounted for as a business combination. The Company acquired two thirds of the issued and outstanding common shares of GF&H for $100,000 in cash. GF&H sole asset was 347 acres of land near Murray Idaho; it had no liabilities.

A summary of the acquisition is as follows:

	New Jersey Mining Company	Non-controlling Interest
Consideration	(66 2/3%)	(33 1/3%)	Total
Cash	$100,000		$100,000
Fair value of non-controlling interest		$50,000	$ 50,000
	$100,000	$50,000	$150,000
Assets acquired
Land and mineral interest			$150,000

New Jersey Mining Company

Notes to Financial Statements

14.  Acquisition GF&H Company, continued

The consolidated statement of operations of the Company for the year ended December 31, 2014 includes expenses incurred by GF&H of $2,577 and no revenue since the acquisition date. GF&H has had minimal operating activity over the past several years

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the GF&H acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results. The amounts presented for the year ended December 31, 2014 represent the actual results for the period.

	2014	2013
Revenue:	$92,538	$113,701
Operating expenses	(1,528,667)	(912,678)
Net loss from continuing operations	(1,436,129)	(798,977)
Net loss per common share, basic and diluted	.02	.02

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

R. Patrick Highsmith, President, CEO

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

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2014.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
R. Patrick Highsmith 9137 Ridgeline Blvd. Suite 250 Highlands Ranch, CO 80129	47	President & Director	12/1/2014 to present
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	45	Vice President & Director	7/18/1996 to present
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	69	Director	8/29/2013 to present
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	48	Director	8/29/2013 to present
John Ferguson 13656 S. Tamarack Ridge Rd. Cataldo, ID 83810	49	Secretary	8/29/2013 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

R. Patrick Highsmith has served as President and Chief Executive Officer since December of 2014. He is a 25-year veteran of the mining industry with wide-ranging expertise, serving in executive, managerial, and technical roles at several companies. He was previously lead advisor to Juniper Resources LLC and has acted as an officer and/or director of several other public and private junior companies. Prior to that, he was Manager of Global Exploration & Business Development at Newmont Mining and also held technical positions at ALS Laboratories, BHP Billiton, and Kennecott. He has a B.Sc. in Geological Engineering and an M.Sc. in Economic Geology (Geochemistry) from the Colorado School of Mines.

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for New Jersey Mining Company since 1996, and worked for Newmont Mining previously. Currently he supervises the daily operations of the exploration program at the Golden Chest, but also has experience with NJMC in mill operations, engineering, and environmental permitting. His background in the mining industry includes open pit mining planning and supervision as well as various engineering and geotechnical tasks. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s day to day operations, and industry expertise qualifies him to sit on the Board of the Company.

Delbert Steiner was named the Chief Executive Officer and Chairman of the Board of Directors of the Company on August 29, 2013. In December 2014 he resigned as Chief Executive Officer but maintained the Chairmanship of the Board of Directors of the Company. He holds a B.S. from Lewis Clark State College and a Juris Doctor from the University of Idaho. He has held the position of CEO and Chairman for the Vancouver based Premium Exploration, Inc. since 2005 and was responsible for day to day business and financial decision making. He practiced law for more than 25 years and has an extensive background in environmental and mining law, including permitting projects from the exploration to mining phases. Mr. Steiner’s extensive background in the mining industry and in operating a publicly traded company qualifies him to sit on the Board of the Company.

John Swallow was named the President and a Director of the Company on August 29, 2013. He resigned as president in December 2014 however is still a director of the Company. He holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009 until November 2011 Mr. Swallow was self-employed. From January 2006 until September 2009 he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a chairman of a board and as a vice president of a corporation qualify him to sit on the Board of the Company.

John Ferguson has served as Secretary of the Company since August 29, 2013. He has served as the Company’s accountant since 2006. He holds a B.A. in Business Accounting from the College of Idaho and an MS in Computer Information Systems from the University of Phoenix.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

The Company adopted a Code of Ethics at a Board of Directors meeting on December 9, 2003, that applies to the Company’s executive officers. The Company also adopted a Code of Ethics for all employees at the Board of Directors meeting on February 18, 2008.

Board Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for R Patrick Highsmith, the Company’s President and Chief Executive Officer, Grant Brackebusch, the Company’s Vice President, and Delbert W. Steiner, Executive Chairman (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
R. Patrick Highsmith	2014	8,500			36,250				44,750
President	2013
Grant Brackebusch	2014	87,891			55,225				143,116
Vice Pres.	2013	24,167		2,250					26,417
Delbert Steiner	2014	76,250			55,225				131,475
Executive Chairman	2013	20,000							20,000

(1)    Stock Awards and Options Awards include fees earned as Directors. The Company has valued all Stock Awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718.  The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors to a level competitive with other mining companies of similar size with similar types of operations. The executive stock compensation is for services as directors.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2014, 2,000,000 Options were vested and outstanding to directors R. Patrick Highsmith, Grant Brackebusch, Del Steiner, and John Swallow. An additional 2,500,000 options were granted but not vested as of December 31, 2014.

Director Compensation

A summary of compensation for the Company’s non-employee Director John Swallow for the two most recent years is as follows:

Director Compensation Table

Name [1]	Year	Fees Earned or Paid in Cash ($)	Stock Awards[2] ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
John Swallow	2014				55,225
	2013

(1)  Directors R. Patrick Highsmith, Grant A. Brackebusch, and Delbert Steiner, are executive officers of the Company, therefore, disclosure regarding their compensation as Directors is included in the Executive Officer Compensative Table above.

(2)  As discussed below, the Directors in 2013 were each awarded 25,000 common shares of restricted stock as annual compensation. The Company valued the awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718.

At a Board of Directors meeting on November 9, 2009, the Directors approved a compensation plan for the Board of Directors under which each Director receives 25,000 shares of unregistered Common Stock. In 2013, these shares were valued at $1,000. Shares were not issued for this purpose in 2014. In 2014, Option Awards were issued to the Directors for service as directors of the Company. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2015 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	14,697,620	16.02%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	8,600,000	9.37%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	11,647,620 3,050,000 (a)	16.02%

Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	1,150,000 750,000 (b)	2.07%

Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	290,633 indirect 752,860 direct 750,000 (c)	1.95%

Common	R. Patrick Highsmith 9137 Ridgeline Blvd. Suite 250 Highlands Ranch, CO 80129	500,000 (d)	0.54%

Common	All Directors and Executive Officers as a group (4 individuals)	18,891,113	20.59%

(1) Based upon 91,760,148 outstanding shares of common stock at March 1, 2015.

a)

These shares are held in NFS/FMTC Roth IRA FBO John A. Swallow. The shares were purchased as part of the Company’s Regulation D Rule 506(b) equity offering completed on October 31, 2013. Each unit purchased in the offering consisted of one (1) share of the Company’s common stock and One Half (½) purchase warrant, each full warrant exercisable for one (1) share of the Company’s stock at $0.15 through May 31, 2015. Mr. Swallow purchased with personal funds 300,000 units as part of the Company’s Regulation D Rule 506(b) equity offering completed on August 13, 2014. Each unit purchased in the offering consisted of two (2) shares of the Company’s common stock and one (1) purchase warrant, each warrant is exercisable for one (1) share of the Company’s stock at $0.20 through August 13, 2017. By virtue of these purchases John A. Swallow holds 2,300,000 warrants. John Swallow also has the right to acquire 750,000 shares pursuant to options and an additional 500,000 options will vest between December 2015 and April 2016. John Swallow does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

b)

Delbert Steiner has the right to acquire 750,000 shares pursuant to options and an additional 500,000 options will vest between December 2015 and April 2016. Delbert Steiner does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

c)

Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 2,794,550 common shares of the Company. Grant Brackebusch has the right to acquire 750,000 shares pursuant to options and an additional 500,000 options will vest between December 2015 and April 2016. Neither MSD nor Grant Brackebusch has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

d)

R. Patrick Highsmith has the right to acquire 500,000 shares pursuant to options and an additional 250,000 options will vest December 31, 2015. R. Patrick Highsmith does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

None of the Directors or Officers has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights. No shares are pledged as security.

Securities Authorized for Issuance under Equity Plans

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employee. The Company occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock, as quoted on the OTCQB, at the time to determine the number of shares to be issued.

Changes in Control

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the year ended December 31, 2013, the Company issued 150,000 shares of its unregistered common stock to members of the Board of Directors and Officers for their services. These stock awards were recorded as directors' and management fees of $7,250 based upon the estimated value of the shares issued and services rendered. Fred, Grant, and Tina Brackebusch each received 25,000 shares as Directors or Officers.

Director Independence

The Board of Directors has determined that R. Patrick Highsmith, Delbert Steiner, John Swallow and Grant Brackebusch are not independent directors.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. At a Board of Directors meeting on September 21, 2004, the Directors approved an audit committee. The audit committee is currently vacant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2014 and December 31, 2013 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $47,402 and $40,714 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred no fees during the year ended December 31, 2011 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning. $2,937 in 2014 and $2,771 in 2013 was paid to the company's principal accountant for tax compliance, tax advice, and tax planning services.

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

PART IV

ITEM 15.  EXHIBITS

3.0*	Articles of Incorporation of New Jersey Mining Company filed July 18, 1996
3.1*	Articles of Amendment filed September 29, 2003
3.2*	Articles of Amendment filed November 10, 2011
3.3*	Bylaws of New Jersey Mining Company
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2*	Mining Lease with Juniper Resources, LLC dated September 3, 2013
10.3*	Exchange Agreement with Idaho Champion Resources, LLC dated December 31, 2013
10.4*	Second Amendment to Sale Agreement, Amendment to Lease Agreement, Release of Mortgage and Quitclaim Deed - Metaline Contact Mines and Beasley dated October 15, 2013.
10.5*	Idaho Champion Resources Lease with Cox dated September 4, 2013
10.6*	Memorandum of Understanding and Option to Purchase McKinley Mine dated November 18, 2013.
10.7**	Rupp Mining Lease dated May 3, 2013
10.8**	Mining Lease with Hecla Silver Valley, Inc. Little Baldy prospect dated September 12, 2012
10.9***	Purchase and Sale Agreement, Red Elk Group Of 13 Patented Mining Claims, Bennett Lumber Co. Mill Site Property dated April 18, 2014
10.10***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
10.11***	Milling Agreement dated May 22, 2014
14*	Code of Ethical Conduct.
21*	Subsidiaries of the Registrant
31.1***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed with the Registrant’s Form 10 on June 4, 2014.

**

Filed July 2, 2014

***

Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 31, 2015

By /s/ R. PATRICK HIGHSMITH

R. Patrick Highsmith, President & Director

Date: March 31, 2015

By /s/ GRANT A. BRACKEBUSCH

Grant A. Brackebusch, Vice President & Director

Date: March 31, 2015

By /s/ DELBERT STEINER

Delbert Steiner, Director

Date: March 31, 2015

By /s/ JOHN SWALLOW

John Swallow, Director