Form 10-Q
period 2015-03-31
NEW JERSEY MINING CO
filed 2015-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes [  ] No [X]

On May 1, 2015, 91,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

12

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

Item 4:   CONTROLS AND PROCEDURES

15

PART II - OTHER INFORMATION

16

Item 1.   LEGAL PROCEEDINGS

16

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

Item 3.   DEFAULTS UPON SENIOR SECURITIES

16

Item 4.   MINE SAFETY DISCLOSURES

16

Item 5.   OTHER INFORMATION

16

Item 6.   EXHIBITS

16

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets March 31, 2015 and December 31, 2014
ASSETS
	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$27,347	$336,525
Joint venture receivables	58,729	55,021
Note receivable	58,386	58,386
Milling receivables	227,500	117,615
Other current assets	19,702	22,495
Total current assets	391,664	590,042

Property, plant and equipment, net of accumulated depreciation	5,609,132	5,654,199
Mineral properties, net of accumulated amortization	557,458	557,458
Deposit on equipment	51,004	12,480
Total assets	$6,609,258	$6,814,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,370	$77,913
Accrued payroll and related payroll expenses	42,634	49,960
Interest payable on note	6,417
Note payable related party, short term	40,577	39,384
Milling advance	200,000	200,000
Notes payable, short term	180,472	180,385
Total current liabilities	605,470	547,642

Asset retirement obligation	24,688	23,366
Note payable related party, long term	130,430	141,033
Notes payable, long term	146,887	148,288
Total long term liabilities	302,005	312,687

Total liabilities	907,475	860,329

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock, no par value, 200,000,000 shares authorized; 2015 and 2014-91,760,148 shares issued and outstanding	13,469,855	13,442,395
Accumulated deficit	(11,004,505)	(10,735,658)
Total New Jersey Mining Company stockholders’ equity	2,465,350	2,706,737
Non-controlling interest in New Jersey Mill Joint Venture and GF&H Company	3,236,433	3,247,113
Total stockholders' equity	5,701,783	5,953,850

Total liabilities and stockholders’ equity	$6,609,258	$6,814,179

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2015 and 2014
	March 31
	2015			2014
Revenue:
Joint venture management fee income				$76
Milling income		$391,120
Total revenue		391,120		76

Costs and expenses:
Milling		338,770		13,204
Exploration		47,057		84,569
Depreciation and amortization		48,919		14,526
Management		56,539		22,756
Professional services		60,777		81,862
General and administrative expenses		108,418		51,907
Total operating expenses		660,480		268,824
Operating income (loss)		(269,360)		(268,748)
Other (income) expense:
Other income				(11,885)
Interest income		(1,471)		(126)
Interest expense		11,638		11,619
Total other (income) expense		10,167		(392)
Income tax (provision) benefit
Net loss		(279,527)		(268,356)
Net loss attributable to non-controlling interests		(10,679)
Net loss attributable to New Jersey Mining Company		$(268,848)		$(268,356)

Net loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		91,760,148		75,760,148

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2015 and 2014
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(279,527)	$(268,356)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	48,919	14,526
Accretion of asset retirement obligation	1,323	288
Stock based compensation	27,458
Change in:
Joint venture receivables	(3,708)	(31,430)
Milling receivables	(109,885)
Other current assets	2,793	70
Accounts payable	57,457	16,754
Interest payable	6,417
Accrued payroll and related payroll expense	(7,325)	6,651
Net cash (used) by operating activities	(256,078)	(261,497)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,852)	(5,633)
Deposits on Equipment	(38,524)	(23,616)
Net cash used by investing activities	(42,376)	(29,249)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs		405,000
Principal payments on notes payable	(1,314)	(16,156)
Principal payments on capital lease		(8,555)
Principal payments on note and other payables, related party, net	(9,410)	(1,133)
Proceeds from non-controlling interest, net		8,554
Net cash provided (used) by financing activities	(10,724)	387,710
Net change in cash and cash equivalents	(309,178)	96,964
Cash and cash equivalents, beginning of period	336,525	636,127
Cash and cash equivalents, end of period	$27,347	$733,091

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

1.

The Company and Significant Accounting Policies:

These unaudited interim consolidated financial statements have been prepared by the management of New Jersey Mining Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At March 31, 2015, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture, and the accounts of GF&H as of July 14, 2014, an entity in which New Jersey Mining has two thirds of the ownership. Intercompany items and transactions between companies included in the consolidation are eliminated.

Revenue Recognition

Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Income received as the operator of the Company’s joint ventures is recognized in the months during which those operations occur. Revenue received from engineering services provided is recognized when services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Revenues from mill operations and custom milling are recognized in the period in which the milling is performed and collection of payment is deemed probable.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2014 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

2.

Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $279,527 in the first quarter of 2015 as well as a Cash and Cash Equivalents balance of $27,347 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, the Company has put the New Jersey Mill into production and is proceeding through the ramp-up period of a start-up mining and milling operation. The Company has begun to generate revenue from increased rates of milling ores from the Golden Chest Mine.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.

Related Parties

In August 2012, the Company entered into a note by Mine Systems Design (MSD) to purchase property for $223,806 at 12% interest to be paid in 60 monthly payments. At March 31, 2015 and March 31, 2014 the remaining amount due was $171,007 and $207,017, respectively. In the first three months of 2015 and 2014 $5,319 and $6,378, respectively was paid in interest.

4.

Joint Ventures

For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, and the Company has significant influence the equity method is utilized.

At March 31, 2015 and December 31, 2014, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2015			December 31, 2014
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	66%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GC”)	48%	No	Cost	48%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) (holds non-controlling interest in NJMJV) completed its buy-in for 35% of the New Jersey Mill Joint Venture (the “Mill JV” or “NJMJV”) with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of March 31, 2015 and March 31, 2014, an account receivable existed with Crescent for $37,554 and $72,696, respectively for monthly operating costs as defined in the JV agreement.

During the quarter ended March 31, 2015 the mill processed 8,231 tonnes of ore from the Golden Chest Mine owned by GCJV which is being mined under an agreement with Gold Hill. To facilitate the startup costs for milling of the Golden Chest ore, Gold Hill advanced $200,000 interest-free to NJMC on November 7, 2014, at the beginning of the ramp–up phase. These funds will be deducted from milling receipts over a six month period once the ramp-up period is completed and most likely commencing in Q2 of 2015.

Golden Chest LLC Joint Venture

On September 3, 2013 the Golden Chest LLC Joint Venture (the “GC”) signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property known as the Skookum Shoot (a 400 meter strike length along the Idaho vein below the No. 3 Level). The lease with Juniper calls for an initial payment of $50,000 to GC, which was received in 2013, and a work requirement of 1,500 to 3,000 meters of core drilling which has also been completed. Juniper signed the lease and made a payment of $200,000 to GC at the end of November 2013. Juniper is required to make land payments of $125,000 per quarter on the promissory note on behalf of GC which it also has done. Additionally, Juniper will pay a 2% net smelter royalty to GC on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease was subsequently assigned to Gold Hill Reclamation and Mining Inc., an affiliated company. The lease has a term of 39 months. Gold Hill began shipping ore in the 4th quarter of 2014 and 10,154 tonnes have been processed at the New Jersey Mill through March 31, 2015.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.

Non-Controlling Interest in Mill JV

Crescent’s non-controlling interest in NJMJV represents its investment in the Joint Venture less any losses associated with their share. Its investment changed as follows from December 31, 2014 to March 31, 2015:

Balance December 31, 2014	$3,197,113
Depreciation charges	(10,679)
Balance March 31 2014	$3,186,433

6.

Earnings per Share

For the three month period ended March 31, 2015, the effect of the Company’s potential issuance of shares from the exercise of 21,200,000 outstanding warrants and 4,250,000 options to purchase common stock would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

7.

Property, Plant, and Equipment

Property, plant and equipment at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31, 2015	December 31, 2014
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,005,623	4,001,771
	4,767,105	4,763,253
Less accumulated depreciation	(196,240)	(152,151)
Total mill	4,570,865	4,611,102
Building and equipment at cost	252,348	252,348
Less accumulated depreciation	(221,756)	(216,926)
Total building and equipment	30,592	35,422
Land	1,007,675	1,007,675
Total	$5,609,132	$5,654,199

8.

Mineral Properties

Mineral properties at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
New Jersey	$288,365	$288,365
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less accumulated amortization	(11,407)	(11,407)
Total	$557,458	$557,458

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.

Notes Payable

At March 31, 2015 and December 31, 2014 notes payable are as follows	March 31, 2015	December 31, 2014
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474	$45,450	$46,337
Property, 15 month note payable, 5% interest per annum, collateralized by property, one remaining payment of $175,000	175,000	175,000
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,122	106,909	107,336
Total notes payable	327,359	328,673
Due within one year	180,472	180,385
Due after one year	$146,887	$148,288

10.

Equity

Common Stock issued for Cash

A private placement was completed by the Company in the first quarter of 2014. Each unit consist of two shares of the Company’s common stock and one purchase warrant, each warrant exercisable for one share of the Company’s stock at $0.15 through March 2017. At the closing of the private placement in March 2014, 3,000,000 units consisting of 6,000,000 shares and 3,000,000 warrants were sold for net proceeds of $405,000 after deducting the 10% commission. No shares were issued in 2015.

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the period ended March 31, 2015. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	10,200,000	$0.10-0.20
Balance December 31, 2014 and March 31, 2015	21,200,000	$0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,000,000	$0.15	May 31, 2015
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

11.

Stock Options

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with the options. Of this, $115,896 was recorded as a general and administrative expense in 2014 and $10,865 was recorded in the first quarter of 2015. At March 31, 2015 unrecognized compensation cost related to these options was $47,083, which is expected to be recognized over the next year. All options expire on April 30, three years after their vest date.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

On December 31, 2014, 500,000 options which vested immediately and expire after two years were issued to R Patrick Highsmith in connection with his hiring as the Company’s President and CEO. Each option allows the holder to purchase one share of the Company’s stock at $0.11 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of two years, a risk free rate of 0.49%, and expected volatility of 158.10%, a compensation cost of $36,250 is associated with these options and was recorded as a general and administrative expense in 2014.

On December 12, 2014, 1,500,000 options were issued to management, 750,000 options vested immediately and the remaining 750,000 vested after one year. The options expire after 5 years. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60%, a compensation cost of $116,153 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in 2014. The remaining compensation cost of $66,373 is being recognized in 2015, including $16,593, which was recognized in the first quarter. All options expire on December 12, 2019. On December 12, 2014 an additional 250,000 options were issued to past President and CEO R. Patrick Highsmith with a vesting date of December 2015. As part of the resignation and release agreement those options are no longer valid.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,250,000	$0.10-0.15
Outstanding December 31, 2014	4,250,000	$0.10-0.15
Outstanding March 31, 2015	4,250,000	$0.10-0.15
Exercisable at March 31, 2015	2,000,000	$0.10-0.15

Outstanding options had no intrinsic value at March 31, 2014.

12.

GF&H Company

On July 14, 2014, the Company purchased of two thirds of the issued and outstanding common shares of GF&H Company (“GF&H”). NJMC acquired an interest in GF&H to further its land holdings in the area of its Golden Chest Property.

This transaction was accounted for as a business combination. The Company acquired two thirds of the issued and outstanding common shares of GF&H for $100,000 in cash. GF&H’s sole asset was 347 acres of land near Murray, Idaho, it had no liabilities.

A summary of the purchase is as follows:

	New Jersey Mining Company	Non-controlling Interest
Consideration	(66 2/3%)	(33 1/3%)	Total
Cash	$100,000		$100,000
Fair value of non-controlling interest		50,000	50,000
	$100,000	$50,000	$150,000
Assets acquired
Land and mineral interest			$150,000

The consolidated statement of operations of the Company for the quarter ended March 31, 2015 includes expenses incurred by GF&H of $59 and no revenue. GF&H has had minimal operating activity over the past several years.

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the GF&H acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the transaction had taken place at the beginning of the period presented, nor is it indicative of future operating results. The amounts presented for the quarter ended March 31, 2014 represent the actual results for the period.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014
Revenue:	$76
Operating expenses	(268,432)
Net loss from continuing operations	(268,356)
Net loss per common share, basic and diluted	Nil

13.

Subsequent Events

On May 4, 2015, Patrick Highsmith, President and Chief Executive Officer of the Company, tendered his resignation as the Company's President and Chief Executive Officer, effective immediately. Simultaneously therewith, Mr. Highsmith tendered his resignation as a member of the Board of Directors of the Company, also effective immediately.

Subsequently, on May 5, 2015, the Board of Directors accepted the resignation of Mr. Highsmith as Chief Executive Officer, President and Director. The Company and Mr. Highsmith entered into a Resignation and Release agreement with Patrick Highsmith, effective as of May 1, 2015. Pursuant to the Agreement, the Company agreed to pay Mr. Highsmith his base salary through the end of May, provide his medical benefits for the months of May and June, and provide him with the previously vested stock options. The agreement included a mutual release of claims.

On May 5, 2015, the Board of Directors of the Company reappointed Mr. Delbert Steiner (70) as the Company’s Chief Executive Officer, and reappointed Mr. John Swallow (48) as the Company’s President. Mr. Steiner and Mr. Swallow also currently serve on the Company’s Board of Directors and their compensation arraignment with the Company was unchanged. The Company will recognize any general and administrative expenses related to these events in the second quarter of 2015.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we use the terms "New Jersey Mining Company," the "Company," "we," "us," or "our," we are referring to New Jersey Mining Company (the “Company”) and its subsidiaries, unless the context otherwise requires.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future.  These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Plan of Operation

The Company is operating a mineral processing plant near Kellogg, Idaho, conducting gold exploration in Northern and Central Idaho and evaluating new mining and milling opportunities around the western US. The Company’s financial strategy is to generate cash from milling fees, royalties, and future mine operations so as to minimize the need for financing in the capital markets. NJMC seeks to minimize costs and share risks by forming joint ventures, mineral lease arrangements, partnerships and other forms of agreements with qualified mining industry companies. The strategy includes finding and developing mineral deposits of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing milling services, from royalties, and in management fees.

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

The Company’s exploration efforts are focused on the Golden Chest Project and the newly acquired McKinley and Eastern Star Projects. Other exploration properties include the Toboggan area and Coleman Mine.

There was no significant exploration work at the Golden Chest JV during the year, but the NJMC geological team has begun preparing a strategy to test near-mine targets outside the area of the Skookum Shoot mineral lease. Now that Gold Hill has built significant new infrastructure at Golden Chest, including a new modern portal, nearly a thousand meters of 4.5m by 4.5m development drifting, secondary escapeway and ventilation raises, the potential of exploration targets in proximity to that infrastructure may be notably enhanced.

NJMC geologists conducted limited programs at the McKinley and Eastern Star projects during 2014. The Company drilled just under 400 meters of small-diameter core from the underground workings at McKinley. The drill results returned several high-grade intersepts that may warrant follow-up, including 2.5m of 43.7 gpt Au and 3.5m of 18.5 gpt Au. The McKinley Project is at an early stage project, but there are significant high-grade (+30 gpt Au) showings over more than 3.8 kilometers of prospecting on the 1,800-hectare (4,443 acres) project. See Company news release dated January 2, 2015.

During 2014, the Company also conducted limited exploration work at the Eastern Star Project in the Elk City District of Central Idaho. The property is being acquired under a purchase option agreement with Premium Exploration Inc. In the first field season on the project, NJMC geologists collected rock samples and trench samples that included 11.34 gpt Au over 4.3 meters and 14.15 gpt over 0.9 meters. There has been no drilling at Eastern Star. The project will require considerable additional work in order to assess its economic potential.

The Toboggan Project consists of several groups of claims to the north of Golden Chest. Formerly joint ventured with Newmont Mining and including a lease agreement with Hecla Mining, the properties have seen well over $2.0 million in exploration investment in recent years. The gold prospects in the Toboggan area are potentially “look alikes” to the Golden Chest vein system. The Company has begun a review of the data collected to date and anticipates evaluating the areas geologic potential in relation to the Golden Chest Mine.

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

Results of Operations

There was $391,120 revenue in the first quarter of 2015 and none in the first quarter of 2014. The Revenue in 2015 is from milling of ore at the Golden Chest Mine. The net loss for the first quarter of 2015 was $279,527 compared to a loss of $268,356 for 2014. The net loss remained relatively stable as the milling of Golden Chest ore is in still in the ramp up period.

The Company invested $274,144 in additional facilities at the mill in 2014 and plans to continue to process ore from the Golden Chest (Skookum Project) that started production in December 2014. The company received $200,000 in the fourth quarter from Juniper Resources to facilitate the startup process at the mill; those funds will be deducted from future milling payments made by Juniper to the Company. The Company currently has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased in the first quarter of 2015 as a result of ramp up costs associated with the Skookum ore processing.

Milling Receivable

Milling receivables have increased during the first quarter of 2015 as the ramp up of the Skookum project has begun.

Deposit on Equipment

Deposit on equipment has increased in the first quarter of 2015 because of deposits made on equipment that is being manufactured to enhance the milling process.

Accounts Payable

Accounts payable have increased in the first quarter of 2015 because of increased milling activity.

Interest Payable on Note

A short term note with interest is payable in July of 2015 for property in the Elk City Group.

Milling Income

Milling income increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Milling Costs

Milling costs increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Management Costs

Management costs increased in 2015 as a result of increased activity related to the milling of the Skookum ore.

General and Administrative Costs

General and Administrative costs increased in 2015 as a result of increased activity related to the milling of the Skookum ore.

Royalties and Other Income

Royalties and other income was higher in 2014 as a result of rental income that was received for a core drill that was rented by the Company.

Stock Based Compensation

Stock based compensation increased in 2015 compared to 2014 because of expenses associated with the award of options to directors which began in April 2014.

Sales of Common Stock and Warrants, net of Issuance Costs

Sales of common stock and warrants, net of issuance costs decreased in 2015 because a private placement was held in 2014.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2015, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2015, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended March 31, 2015.

PART II - OTHER INFORMATION

Item 1.

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

No shares of the Company’s stock were issued in the first quarter of 2015.

Item 3.

 DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2015, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.

 OTHER INFORMATION

None

Item 6.

 EXHIBITS

Number	Description
3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10 (Commission File No. 000-28837) and incorporated by reference herein.
3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10 (Commission File No. 000-28837) and incorporated by reference herein.
10.1	Strategic Partnership Agreement with Juniper Resources and its Affiliates, incorporated by reference to Registrant’s Form 8-K filed on March 4, 2015.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* as filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President

Date May 15, 2015

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: May 15, 2015

17