Form 10-Q
period 2015-06-30
NEW JERSEY MINING CO
filed 2015-08-13
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes [  ] No [X]

On August 1, 2015, 91,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1:   CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

12

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

Item 4:   CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

16

Item 1.   LEGAL PROCEEDINGS

16

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

Item 3.   DEFAULTS UPON SENIOR SECURITIES

16

Item 4.   MINE SAFETY DISCLOSURES

16

Item 5.   OTHER INFORMATION

16

Item 6.   EXHIBITS

17

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets June 30, 2015 and December 31, 2014
ASSETS
	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$140,296	$336,525
Joint venture receivables	65,804	55,021
Note receivable	58,386	58,386
Milling receivables	299,488	117,615
Other current assets	10,629	22,495
Total current assets	574,603	590,042

Property, plant and equipment, net of accumulated depreciation	5,753,355	5,654,199
Mineral properties, net of accumulated amortization	557,458	557,458
Deposit on equipment		12,480
Total assets	$6,885,416	$6,814,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$178,953	$77,913
Line of credit	38,497
Accrued payroll and related payroll expenses	45,117	49,960
Interest payable	8,021
Note payable related party, current	41,806	39,384
Milling advance	150,000	200,000
Notes payable, current	247,021	180,385
Total current liabilities	709,415	547,642

Asset retirement obligation	26,011	23,366
Note payable related party	119,506	141,033
Notes payable	168,055	148,288
Total long term liabilities	313,572	312,687

Total liabilities	1,022,987	860,329

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 2015 and 2014-91,760,148 shares issued and outstanding	13,489,015	13,442,395
Accumulated deficit	(10,838,831)	(10,735,658)
Total New Jersey Mining Company stockholders’ equity	2,650,184	2,706,737
Non-controlling interest in New Jersey Mill Joint Venture and GF&H Company	3,212,245	3,247,113
Total stockholders' equity	5,862,429	5,953,850

Total liabilities and stockholders’ equity	$6,885,416	$6,814,179

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) For the Three and Six Month Periods Ended June 30, 2015 and 2014
		June 30, 2015		June 30, 2014
		Three Months	Six Months	Three Months	Six Months
Revenue:
Joint venture management fee income				$63	$139
Milling income		$872,250	$1,263,370
Total revenue		872,250	1,263,370	63	139

Costs and expenses:
Milling		431,519	770,290	38,334	51,537
Exploration		46,069	93,126	75,967	160,535
Depreciation and amortization		53,267	102,187	15,508	30,034
Management		80,118	136,657	90,184	112,941
Professional services		58,882	119,658	44,028	125,890
General and administrative expenses		59,963	168,331	37,951	89,857
Total operating expenses		729,818	1,390,249	301,972	570,794
Operating income (loss)		142,432	(126,879)	(301,909)	(570, 655)
Other (income) expense:
Royalties and other income				(7,923)	(19,809)
Timber expense		2,175	2,225
Interest income		(1,229)	(2,700)	(151)	(278)
Interest expense			11,638	810	12,430
Total other (income) expense		946	11,163	(7,264)	(7,657)
Income tax (provision) benefit
Net income (loss)		141,486	(138,042)	(294,645)	(562,998)
Net loss attributable to non-controlling interest		24,187	34,867
Net income (loss) attributable to New Jersey Mining Company		$165,673	(103,175)	$(294,645)	$(562,998)
Other comprehensive income (loss):
Net income (loss)		$141,486	$(138,042)	$(294,645)	$(562,998)
Unrealized gain (loss) on marketable equity security				4,836	4,836
Comprehensive loss		141,486	(138,142)	(289,809)	(558,162)
Comprehensive loss attributable to non-controlling interest		24,187	34,867
Comprehensive income (loss) attributable to New Jersey Mining Company		$165,673	$(103,175)	$(289,809)	$(558,162)

Net loss per common share-basic and diluted	$	Nil	Nil $	Nil	$0.01

Weighted average common shares outstanding-basic and diluted		91,760,148	91,760,148	79,760,148	77,771,198

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2015 and 2014
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(138,042)	$(562,998)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	102,187	30,034
Accretion of asset retirement obligation	2,645	576
Stock based compensation	46,620	57,750
Change in:
Joint venture receivables	(10,783)	(42,073)
Milling receivables	(181,873)
Other current assets	11,866	3,640
Accounts payable	101,040	(4,999)
Interest payable	8,021
Accrued payroll and related payroll expense	(4,843)	5,255
Milling advance	(50,000)
Net cash (used) by operating activities	(113,162)	(512,815)

Cash flows from investing activities:
Purchases of property, plant and equipment	(96,543)	(270,769)
Net cash (used) by investing activities	(96,543)	(270,769)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs		405,000
Borrowings under line of credit	38,497
Principal payments on notes payable	(5,917)	(27,575)
Principal payments on note payable, related party, net	(19,104)	(15,054)
Net cash provided (used) by financing activities	13,476	362,371
Net decrease in cash and cash equivalents	(196,229)	(421,213)
Cash and cash equivalents, beginning of period	336,525	636,127
Cash and cash equivalents, end of period	$140,296	$214,914

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$11,638	$12,430

Non-cash investing and financing activities
Capital lease paid by non-controlling interest		$17,340
Debt for equipment purchase	$92,320

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At June 30, 2015, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture, and the accounts of GF&H as of July 14, 2014, an entity in which New Jersey Mining has two thirds of the ownership. Intercompany items and transactions between companies included in the consolidation are eliminated.

Revenue Recognition

Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts. Revenue received from drilling and exploration contracts with third parties is recognized when the contract has been established, the services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Income received as the operator of the Company’s joint ventures is recognized in the months during which those operations occur. Revenue received from engineering services provided is recognized when services are rendered and collection of payment is deemed probable. These services are not a part of normal operations. Revenues from mill operations and custom milling are recognized in the period in which the milling is completed, concentrates are shipped, and collection of payment is deemed probable.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2015 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

2.  Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $103,175 in the first half of 2015 as well as a negative working capital balance of $134,812 at June 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, the Company has put the New Jersey Mill into production and is processing ore from the Golden Chest Mine. The Company has begun to generate revenue from increased rates of milling these ores.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.  Related Party Transactions

In August 2012, the Company entered into a note by Mine Systems Design (MSD), a company controlled by our former Chief Executive Officer, to purchase property for $223,806 at 12% interest to be paid in 60 monthly payments. At June 30, 2015 and 2014, the remaining amount due was $161,312 and $198,414, respectively. In the first six months of 2015 and 2014 $10,353 and $12,503, respectively was paid in interest.

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

At June 30, 2015 and December 31, 2014, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	June 30, 2015			December 31, 2014
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GC”)	48%	No	Cost	48%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) completed its buy-in for 35% of the New Jersey Mill Joint Venture (the “Mill JV” or “NJMJV”) with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of June 30, 2015 and 2014, an account receivable existed with Crescent for $44,629 and $83,276, respectively, for monthly operating costs as defined in the JV agreement.

Golden Chest LLC Joint Venture

On September 3, 2013 the Golden Chest LLC Joint Venture (“GCJV”) signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property known as the Skookum Shoot (a 400 meter strike length along the Idaho vein below the No. 3 Level). The lease with Juniper calls for an initial payment of $50,000 to GCJV, which was received in 2013, and a work requirement of 1,500 to 3,000 meters of core drilling which has also been completed. Juniper signed the lease and made a payment of $200,000 to GCJV at the end of November 2013. Juniper is required to make land payments of $125,000 per quarter on the promissory note on behalf of GCJV which it also has done. Additionally, Juniper will pay a 2% net smelter royalty to GCJV on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease was subsequently assigned to Gold Hill Reclamation and Mining Inc., (“Gold Hill”) an affiliated company. The lease has a term of 39 months. Gold Hill began shipping ore in the 4th quarter of 2014 and 28,326 tonnes have been processed at the New Jersey Mill through June 30, 2015.

During the six months ended June 30, 2015, the mill processed 26,403 tonnes of ore from the Golden Chest Mine owned by GCJV which is being mined under an agreement with Gold Hill. To facilitate the startup costs for milling of the Golden Chest ore, Gold Hill advanced $200,000 interest-free to the Company on November 7, 2014, at the beginning of the ramp–up phase. These funds will be deducted from milling receipts over a six month period once the ramp-up period is completed. Payment started in May 2015 and the remaining advance payable to Gold Hill is $150,000.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.  Non-Controlling Interests

Crescent’s non-controlling interest in NJMJV represents its investment in the Joint Venture less any losses associated with their share. Its investment changed as follows from December 31, 2014 to June 30, 2015:

Balance December 31, 2014	$3,197,113
Depreciation charges	(34,867)
Balance June 30 2015	$3,162,245

The non-controlling interest in GF&H represents the shareholders’ investment in the Joint Venture less any losses associated with their share. The non-controlling interest in GF&H was $50,000 at December 31, 2014 and June 30, 2015.

6.  Earnings per Share

For the 3 and six month periods ending June 30, 2015 and 2014, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 outstanding warrants and 4,250,000 options to purchase common stock would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

7.  Property, Plant, and Equipment

Property, plant and equipment at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30, 2015	December 31, 2014
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,203,114	4,001,771
	4,964,296	4,763,253
Less accumulated depreciation	(244,678)	(152,151)
Total mill	4,719,918	4,611,102
Building and equipment at cost	252,348	252,348
Less accumulated depreciation	(226,586)	(216,926)
Total building and equipment	25,762	35,422
Land	1,007,675	1,007,675
Total	$5,753,355	$5,654,199

8.  Mineral Properties

Mineral properties at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
New Jersey	$288,365	$288,365
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less accumulated amortization	(11,407)	(11,407)
Total	$557,458	$557,458

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.  Notes Payable

At June 30, 2015 and December 31, 2014 notes payable are as follows	June 30, 2015	December 31, 2014
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2016, monthly payments of $474	$44,552	$46,337
Property, 15 month note payable, 5% interest per annum, collateralized by property, one remaining payment of $175,000	175,000	175,000
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	106,472	107,336
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	89,052
Total notes payable	$415,076	$328,673

Principal payments on notes payable are due as follows as of June 30, 2015
Due within one year	$247,021	$180,385
Due in year two	32,552	44,704
Due in year three	35,324	2,207
Due in year four	2,601	2,462
Thereafter	97,578	98,915
Total notes payable	$415,076	$328,673

10.  Line of Credit

In the second quarter of 2015 existing revolving lines of credit with US Bank were utilized. The lines of credit currently have variable interest rates of 7.25% and 21.9%. Of the total $43,000 available $38,497 was being utilized at June 30, 2015

11.  Equity

Common Stock issued for Cash

A private placement was completed by the Company in the first quarter of 2014. Each unit consist of two shares of the Company’s common stock and one purchase warrant, each warrant exercisable for one share of the Company’s stock at $0.15 through March 2017. At the closing of the private placement in March 2014, 3,000,000 units consisting of 6,000,000 shares and 3,000,000 warrants were sold for net proceeds of $405,000 after deducting the 10% commission. No shares have been issued in the first six months of 2015.

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the period ended June 30, 2015. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	10,200,000	$0.10-0.20
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired May 31, 2015	11,000,000	0.15
Balance June 30, 2015	10,200,000	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12.  Stock Options

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with the options. Of this, $115,896 was recorded as a general and administrative expense in 2014 and $21,731 was recorded in the first half of 2015. At June 30, 2015 unrecognized compensation cost related to these options was $36,218, which is expected to be recognized over the next year. All options expire on April 30, three years after their vest date.

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

On December 12, 2014, 1,500,000 options were issued to management, 750,000 options vested immediately and the remaining 750,000 vested after one year. The options expire after 5 years. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60%, a compensation cost of $99,558 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in 2014. The remaining compensation cost of $49,780 is being recognized in 2015, including $24,890, which was recognized as of June 30, 2015. All options expire on December 12, 2019. On December 12, 2014 an additional 250,000 options were issued to past President and CEO R. Patrick Highsmith with a vesting date of December 2015. As part of the resignation and release agreement those options are no longer valid.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15
Outstanding December 31, 2014	4,500,000	$0.10-0.15
Forfeited	(250,000)
Outstanding June 30, 2015	4,250,000	$0.10-0.15
Exercisable at June 30, 2015	2,937,500	$0.10-0.15

Outstanding options had no intrinsic value at June 30, 2014.

13.  GF&H Company

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

A summary of the purchase is as follows:

	New Jersey Mining Company	Non-controlling Interest
Consideration	(66 2/3%)	(33 1/3%)	Total
Cash	$100,000		$100,000
Fair value of non-controlling interest		50,000	50,000
	$100,000	$50,000	$150,000
Assets acquired
Land and mineral interest			$150,000

The consolidated statement of operations of the Company for the quarter ended June 30, 2015 includes expenses incurred by GF&H of $2,237 and no revenue. GF&H has had minimal operating activity over the past several years.

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

	June 30, 2014
	3 months	6 months
Revenue	$63	$139
Operating expenses	(264,708)	(563,137)
Net loss from continuing operations	(264,645)	(562,998
Net loss per common share, basic and diluted	0.05	0.01

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at June 30, 2015 was $140,296 compared to $336,525 at the end of 2014.

Results of Operations

There was $872,250 and $1,263,370 in revenue in the three and six month periods ending June 30, 2015 compared to $63 and $139 for the comparable periods in 2014. The Revenue in 2015 is from milling of ore at the Golden Chest Mine. The net income of $188,863 for the 3 month period and net loss of $138,042 for the 6 month period ending June 30, 2015 compared to the net loss of $294,645 and $562,998 are a result of income from processing of the Golden Chest Ore.

The Company invested $274,144 and $185,623 in additional facilities at the mill in 2014 and 2015 respectively and continues to process ore from the Golden Chest (Skookum Project) that started production in December 2014. The company received $200,000 in the fourth quarter from Juniper Resources to facilitate the startup process at the mill and as of June 30, 2015 has paid back $50,000. Those funds will continue to be deducted from future milling payments made by Juniper to the Company. The Company currently has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the period ended June 30, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling operations, commencement of cash flow from our mineral royalty on the Golden Chest Mine, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured. We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, receipt of cash from the Golden Chest royalty, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents decreased as of June 30, 2015 compared to December 31, 2014 as a result of ramp up costs associated with the Skookum ore processing.

Milling Receivable

Milling receivables have increased during the first half of 2015 as the ramp up of the Skookum project has begun.

Deposit on Equipment

Deposit on equipment has decreased in the first half of 2015 because milling equipment for which a deposit was made has been received.

Accounts Payable

Accounts payable have increased as of June 30, 2015 compared to December 31, 2014 because of increased milling activity.

Line of Credit

A line of credit from US Bank was utilized during the second quarter of 2015 to help with cash flow during the ramp up of the Skookum ore processing.

Interest Payable on Note

A short term note with interest is payable in July of 2015 for property in the Elk City Group.

Milling Advance

The Milling advance decreased in the first half of 2015 as the advanced is being paid back to Juniper following the ramp up milling period.

Notes Payable Short Term

Notes payable short term increased as of June 30, 2015 compared to December 31, 2014 because a balloon payment is due on a property note in June 2016.

Milling Income

Milling income increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Milling Costs

Milling costs increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Depreciation

Depreciation increased in 2015 as a result of units of production depreciation calculations as the mill processes the Skookum ore.

Royalties and Other Income

Royalties and other income was higher in 2014 as a result of rental income that was received for a core drill that was rented by the Company.

Stock Based Compensation

Stock based compensation decreased in 2015 compared to 2014 because of expenses associated with the award of options to directors which began in April 2014.

Sales of Common Stock and Warrants, net of Issuance Costs

Sales of common stock and warrants, net of issuance costs decreased in 2015 because a private placement was held in 2014.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2015, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2015, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended June 30, 2015.

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

No shares of the Company’s stock were issued in the first half of 2015.

Item 3.

 DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2015, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date August 13, 2015

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: August 13, 2015