Form 10-Q
period 2015-09-30
NEW JERSEY MINING CO
filed 2015-11-16
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes [  ] No [X]

On November 1, 2015, 91,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

12

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

Item 4:  CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

17

Item 1.  LEGAL PROCEEDINGS

17

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

Item 3.  DEFAULTS UPON SENIOR SECURITIES

17

Item 4.  MINE SAFETY DISCLOSURES

17

Item 5.  OTHER INFORMATION

17

Item 6.  EXHIBITS

17

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets September 30, 2015 and December 31, 2014
ASSETS
	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$115,009	$336,525
Joint venture receivables	72,742	55,021
Note receivable	58,386	58,386
Milling receivables	208,550	117,615
Other current assets	24,492	22,495
Total current assets	479,179	590,042

Property, plant and equipment, net of accumulated depreciation	5,743,824	5,654,199
Mineral properties, net of accumulated amortization	557,458	557,458
Deposit on equipment		12,480
Total assets	$6,780,461	$6,814,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,231	$77,913
Lines of credit	35,936
Interest payable	9,625
Accrued payroll and related payroll expenses	38,138	49,960
Note payable related party, current	43,073	39,384
Milling advance		200,000
Notes payable, current	247,434	180,385
Total current liabilities	479,437	547,642

Asset retirement obligation	27,334	23,366
Note payable related party, long term	108,251	141,033
Notes payable, long term	159,613	148,288
Total long term liabilities	295,198	312,687

Total liabilities	774,635	860,329

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 2015 and 2014-91,760,148 shares issued and outstanding	13,512,325	13,442,395
Accumulated deficit	(10,709,331)	(10,735,658)
Total New Jersey Mining Company stockholders’ equity	2,802,994	2,706,737
Non-controlling interests	3,202,832	3,247,113
Total stockholders' equity	6,005,826	5,953,850

Total liabilities and stockholders’ equity	$6,780,461	$6,814,179

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) For the Three and Nine Month Periods Ended September 30, 2015 and 2014
		September 30, 2015			September 30, 2014
		Three Months		Nine Months	Three Months	Nine Months
Revenue:
Joint venture management fee income		$78		$78	$229	368
Milling income		603,051		1,866,421	6,000	6,000
Total revenue		603,129		1,866,499	6,229	6,368

Costs and expenses:
Milling		379,201		1,149,491	57,039	108,576
Exploration		50,599		143,725	146,516	307,052
Net loss (gain) on sale of equipment					34,878	34,878
(Gain) on forfeiture of milling advance		(125,000)		(125,000)
Depreciation and amortization		43,523		145,710	3,671	33,705
Management		50,896		187,553	60,838	173,779
Professional services		32,978		152,636	39,838	165,727
General and administrative expenses		59,139		227,470	45,353	135,212
Total operating expenses		491,336		1,881,585	388,133	958,929
Operating income (loss)		111,793		(15,086)	(381,904)	(952,561)
Other (income) expense:
Royalties and other income						(19,809)
Gain on sale of marketable equity security					(11,661)	(11,661)
Timber revenue		(22,847)		(22,847)
Timber expense		4,800		7,025	1,637	1,637
Interest income		(1,265)		(3,965)	(248)	(526)
Interest expense		11,018		22,656		12,430
Total other (income) expense		(8,294)		(2,869)	(10,272)	(17,929)
Income tax (provision) benefit
Net income (loss)		120,087		(17,955)	(371,632)	(934,632)
Net loss attributable to non-controlling interest		9,414		44,281
Net income (loss) attributable to New Jersey Mining Company		$129,501		26,326	$(371,632)	(934,632)
Other comprehensive income (loss):
Net income (loss)		$120,087		(17,955)	$(371,632)	(934,632)
Unrealized gain (loss) on marketable equity security					2,651	7,487
Comprehensive loss		120,603		(17,955)	(368,981)	$(927,145)
Comprehensive loss attributable to non-controlling interest		9,414		44,281
Comprehensive income (loss) attributable to New Jersey Mining Company		$129,501		$26,326	$(368,981)	$(927,145)

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil $	Nil	$0.01

Weighted average common shares outstanding-basic and diluted		91,760,148		91,760,148	86,412,322	80,683,225

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2015 and 2014
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,955)	$(934,632)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	145,710	33,705
Write off of equipment	2,762
Loss on sale of equipment		34,878
Gain on forfeiture of milling advance	(125,000)
Gain on sale of marketable equity security		(11,661)
Accretion of asset retirement obligation	3,968	864
Stock based compensation	69,930	81,813
Change in:
Joint venture receivables	(17,721)	(27,618)
Milling receivables	(90,935)
Other current assets	(1,997)	(13,408)
Interest payable	9,625
Accounts payable	27,317	101,063
Accrued payroll and related payroll expense	(11,821)	10,591
Net cash (used) by operating activities	(6,116)	(724,405)

Cash flows from investing activities:
Purchases of property, plant and equipment	(143,297)	(550,048)
Purchase of controlling interest in GF&H		(100,000)
Proceeds from sale of mineral property	10,000	10,000
Proceeds from sale of marketable equity security		13,485
Proceeds from sale of equipment		76,676
Net cash (used) by investing activities	(133,297)	(549,887)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs		1,485,000
Milling advance	(75,000)
Borrowings under line of credit	35,936
Principal payments on notes payable	(13,946)	(94,578
Principal payments on capital lease		(26,367)
Principal payments on note and other payables, related party, net	(29,092)	(22,610)
Proceeds from noncontrolling interest		22,987
Net cash provided (used) by financing activities	(82,102)	1,364,432
Net change in cash and cash equivalents	(221,516)	90,140
Cash and cash equivalents, beginning of period	336,525	636,127
Cash and cash equivalents, end of period	$115,009	$726,267

Non-cash investing and financing activities
Noncontrolling interest in company acquired		$50,000
Debt for equipment purchase	$92,320

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At September 30, 2015, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture and the accounts of GF&H as of July 14, 2014, an entity in which New Jersey Mining has two thirds of the ownership. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

2.  Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue for the first three quarters of 2015 as well as a negative working capital balance at September 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has put the New Jersey Mill into production and processed ore from the Golden Chest Mine through the third quarter of 2015. The Company generated revenue from processing these ores however the lease has been terminated by the end of the 3rd quarter.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.  Related Party Transactions

In August 2012, the Company entered into a note by Mine Systems Design (MSD), a company controlled by our former Chief Executive Officer, to purchase property for $223,806 at 12% interest to be paid in 60 monthly payments. At September 30, 2015 and 2014, the remaining amount due was $151,324 and $189,549, respectively. In the first nine months of 2015 and 2014 $15,093 and $18,367, respectively was paid in interest.

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

At September 30, 2015 and December 31, 2014, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2015			December 31, 2014
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GC”)	48%	No	Cost	48%	No	Cost

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) completed its buy-in for 35% of the New Jersey Mill Joint Venture (the “Mill JV” or “NJMJV”) with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. As of September 30, 2015 and December 31, 2014, an account receivable existed with Crescent for $51,489 and $33,846, respectively, for monthly operating costs as defined in the JV agreement.

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

Golden Chest LLC Joint Venture

As of September 30, 2015 the Golden Chest LLC Joint Venture (“GCJV”) was owned 52% by Marathon Gold Corporation and 48% by the Company. On September 3, 2013 GCJV signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property known as the Skookum Shoot (a 400 meter strike length along the Idaho vein below the No. 3 Level). The lease with Juniper calls for an initial payment of $50,000 to GCJV, which was received in 2013, and a work requirement of 1,500 to 3,000 meters of core drilling which has also been completed. Juniper signed the lease and made a payment of $200,000 to GCJV at the end of November 2013. Juniper is required to make land payments of $125,000 per quarter on the promissory note on behalf of GCJV which it also has done. Additionally, Juniper will pay a 2% net smelter royalty to GCJV on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease was subsequently assigned to Gold Hill Reclamation and Mining Inc., (“Gold Hill”) an affiliated company. The lease has a term of 39 months. Gold Hill began shipping ore in the 4th quarter of 2014 and 40,843 tonnes have been processed at the New Jersey Mill through September 30, 2015. In September 2015 Juniper terminated the lease agreement and stopped supply ore under the agreement. The quarterly promissory note payments are now the responsibility of GCJV and a balance remains of $1,375,000.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2015, the mill processed 38,920 tonnes of ore from the Golden Chest Mine owned by GCJV which is being mined under an agreement with Gold Hill. To facilitate the startup costs for milling of the Golden Chest ore, Gold Hill advanced $200,000 interest-free to the Company on November 7, 2014, at the beginning of the ramp–up phase. Of these funds $75,000 was deducted from milling receipts in 2015 and the remaining $125,000 was forfeited by Juniper at the lease termination and accounted for as a gain on forfeiture of milling advance.

5.  Non-Controlling Interests

Crescent’s non-controlling interest in NJMJV represents its investment in the Joint Venture less any losses associated with their share. Its investment changed as follows from December 31, 2014 to September 30, 2015:

Balance December 31, 2014	$3,197,112
Depreciation charges	(47,969)
Balance September 30 2015	$3,149,143

The non-controlling interest in GF&H represents the shareholders’ investment in the Joint Venture less any losses associated with their share. The non-controlling interest in GF&H was $50,000 and $53,688 at December 31, 2014 and September 30, 2015 respectively.

6.  Earnings per Share

For the three and nine month periods ending September 30, 2015 and 2014, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 and 21,200,000 outstanding warrants, respectively and 4,250,000 and 2,250,000 options to purchase common stock, respectively would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

7.  Property, Plant, and Equipment

Property, plant and equipment at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30, 2015	December 31, 2014
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,209,440	4,001,771
	4,970,922	4,763,253
Less accumulated depreciation	(285,420)	(152,151)
Total mill	4,685,502	4,611,102
Building and equipment at cost	248,072	252,348
Less accumulated depreciation	(227,852)	(216,926)
Total building and equipment	20,220	35,422
Land	1,038,102	1,007,675
Total	$5,743,824	$5,654,199

In the nine month periods ending September 30, 2015 and 2014 $16,295 and $20,790 respectively of interest was capitalized for the mill expansion project.

8.  Mineral Properties

Mineral properties at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
New Jersey	$288,365	$288,365
McKinley	250,000	250,000
Silver Button/Roughwater	25,500	25,500
Toboggan	5,000	5,000
Less accumulated amortization	(11,407)	(11,407)
Total	$557,458	$557,458

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.  Notes Payable

At September 30, 2015 and December 31, 2014 notes payable are as follows	September 30, 2015	December 31, 2014
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2016, monthly payments of $474	$43,644	$46,337
Property, 15 month note payable, 5% interest per annum, collateralized by property, one remaining payment of $175,000	175,000	175,000
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	106,023	107,336
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	82,380
Total notes payable	$407,047	$328,673

Principal payments on notes payable are due as follows as of September 30, 2015 and December 31, 2014
Due within one year	$247,434	$180,385
Due in year two	34,119	44,704
Due in year three	25,938	2,207
Due in year four	2,673	2,462
Thereafter	96,883	98,915
Total notes payable	$407,047	$328,673

10.  Line of Credit

In the second quarter of 2015 existing revolving lines of credit with US Bank were utilized. The lines of credit currently have variable interest rates of 7.25% and 21.9%. Of the total $43,000 available $35,963 was being utilized at September 30, 2015.

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

No shares have been issued in the first nine months of 2015.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the period ended September 30, 2015. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	10,200,000	$0.10-0.20
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired May 31, 2015	11,000,000	0.15
Balance September 30, 2015	10,200,000	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

12.  Stock Options

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with the options. Of this, $115,896 was recorded as a general and administrative expense in 2014 and $32,596 was recorded in the first nine months of 2015. At September 30, 2015 unrecognized compensation cost related to these options was $25,352, which is expected to be recognized over the 3 quarters. All options expire on April 30, three years after their vest date.

On December 31, 2014, 500,000 options which vested immediately and expire after two years were issued to past President and CEO R Patrick Highsmith in connection with his hiring as the Company’s President and CEO. Each option allows the holder to purchase one share of the Company’s stock at $0.11 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of two years, a risk free rate of 0.49%, and expected volatility of 158.10%, a compensation cost of $36,250 is associated with these options and was recorded as a general and administrative expense in 2014.

On December 12, 2014, 1,500,000 options were issued to management, 750,000 options vested immediately and the remaining 750,000 vested after one year. The options expire after 5 years. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60%, a compensation cost of $99,558 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in 2014. The remaining compensation cost of $49,780 is being recognized in 2015, including $37,335, which was recognized as of September 30, 2015. All options expire on December 12, 2019. On December 12, 2014 an additional 250,000 options were issued to past President and CEO R. Patrick Highsmith with a vesting date of December 2015. As part of the resignation and release agreement dated May 4, 2015 those options are no longer valid.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15
Outstanding December 31, 2014	4,500,000	$0.10-0.15
Forfeited	(250,000)
Outstanding September 30, 2015	4,250,000	$0.10-0.15
Exercisable at September 30, 2015	3,406,250	$0.10-0.15

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Outstanding options had no intrinsic value at September 30, 2014.

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

The consolidated statement of operations of the Company for the quarter ended September 30, 2015 includes expenses incurred by GF&H of $9,206 and revenue of $22,847 from timber sales. GF&H has had minimal operating activity over the past several years.

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

	September 30, 2014
	3 months	9 months
Revenue	$6,229	$6,368
Operating expenses	(377,861)	(941,000)
Net loss from continuing operations	(371,632)	(934,632
Net loss per common share, basic and diluted	Nil	0.01

14.  Subsequent Event

On October 9, 2015 the Company entered into an Option to Purchase agreement giving it the right to acquire Marathon Gold Corporations 52% of the Golden Chest mine to give the Company 100% ownership of GCJV. The agreement calls for the Company to make a $10,000 payment which has been done, followed by a $90,000 payment by November 30, 2015 and an additional payment of $100,000 within 6 months. The Company’s current joint venture partner Marathon Gold Corporation would retain a 2% royalty.

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

13.

the establishment and estimates of mineralization;

·

the grade of mineralization;

·

anticipated expenditures and costs in our operations;

·

planned exploration activities and the anticipated outcome of such exploration activities;

·

plans and anticipated timing for obtaining permits and licenses for our properties;

·

expected future financing and its anticipated outcome;

·

anticipated liquidity to meet expected operating costs and capital requirements;

·

our ability to obtain joint ventures partners and maintain working relationships with our current joint venture partners;

·

our ability to obtain financing to fund our estimated expenditure and capital requirements; and

·

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

·

risks related to our limited operating history;

·

risks related to our history of losses and our expectation of continued losses;

·

risks related to our properties being in the exploration or development stage;

·

risks related our mineral operations being subject to government regulation;

·

risks related to future legislation and administrative changes to mining laws;

·

risks related to future legislation regarding climate change;

·

risks related to our ability to obtain additional capital or joint venture partners;

·

risks related to land reclamation requirements and costs;

·

risks related to mineral exploration and development activities being inherently dangerous;

·

risks related to our insurance coverage for operating risks;

·

risks related to cost increases for our exploration and development projects;

·

risks related to a shortage of equipment and supplies adversely affecting our ability to operate;

·

risks related to mineral estimates;

·

risks related to the fluctuation of prices for precious and base metals, such as gold and silver;

·

risks related to the competitive industry of mineral exploration;

·

risks related to our title and rights in our mineral properties and mill;

·

risks related to joint venture partners and our contractual obligations therewith;

·

risks related to potential conflicts of interest with our management;

·

risks related to our dependence on key management;

·

risks related to the New Jersey Mill operations, management, and milling capacity;

·

risks related to our business model;

·

risks related to evolving corporate governance standards for public companies; and

·

risks related to our shares of common stock.

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

Plan of Operation

The Company built and is majority owner and operator of a fully permitted, recently upgraded, 360-tonne per day flotation mill and concentrate leach plant near Kellogg, Idaho. The Company is manager and 47.88-percent owner of Golden Chest LLC, which owns the Golden Chest Mine located near Murray, Idaho. The Company also owns patented and un-patented mining claims in Northern and Central Idaho and is evaluating new mining and milling opportunities around the western US. The Company’s financial strategy has been to generate cash from milling fees, royalties, and future mine operations so as to minimize the need for financing in the capital markets and seeks to minimize costs and share risks by forming joint ventures, mineral lease arrangements, partnerships and other forms of agreements with qualified mining industry companies. The strategy includes finding and developing mineral deposits of significant quality and quantity to justify investment in mining and mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. The Company receives revenue for providing milling services, from royalties, and in management fees.

The Golden Chest Mine moved from development to production in early 2015 and the Company began to receive royalty and milling revenue during early to mid 2015. From the ramp-up period that began in late 2014, through early September, 2015, the New Jersey Mill processed 40,840 dry metric tonnes of ore from the Golden Chest. Production tonnages varied throughout the year, however they did not reach the level anticipated by Juniper in their internal modeling and they made the decision to cease operations, thus canceling the Skookum Lease (see Company news release dated September 21, 2015). The Company estimates that Juniper incurred approximately $9 million in development costs associated with the Golden Chest Mine. Subsequent to quarter end. On October 12, 2015, the Company announced an agreement with Marathon Gold for an option to purchase its share of the Golden Chest JV, for $200,000 and a 2% NSR. The Company paid $10,000 down, with $90,000 due by November 30th, with the final $100,000 payment due by May 31st, 2016. On November 4, 2015, subsequent to quarter end, the Company announced that it intends to exercise its option to purchase and thus own 100% of the Golden Chest JV and is currently evaluating its options - to cease all activities and go into “conservation mode”, bring in a joint venture partner to advance the Golden Chest, or possibly mine the balance of ore blocked out and left by Juniper.

The Company’s focus during 2014 was on preparing for commencement of mining operations at the Golden Chest Mine by lessee, Gold Hill Reclamation and Mining Inc. In anticipation of processing ores from the Golden Chest Mine the Company invested in certain upgrades and expansions to the New Jersey Mill. The Company added a gravity processing circuit to the mill and expanded the tailings impoundment facility, among other minor modifications and adjustments. Gold Hill commenced construction and underground development during the third quarter of 2014, delivering the first ore to the New Jersey Mill in December of 2014. There was no significant exploration work at the Golden Chest JV during 2014, but the NJMC geological team evaluated near-mine targets outside the area of the Skookum Shoot mineral lease. Now that Gold Hill has built significant new infrastructure at Golden Chest, including a new modern portal, nearly a thousand meters of 4.5m by 4.5m development drifting, secondary escapeway and ventilation raises, the potential of exploration targets in proximity to that infrastructure may be notably enhanced.

During 2014, Company geologists conducted limited programs at the McKinley and Eastern Star projects, and drilled just under 400 meters of small-diameter core from the underground workings at McKinley. The drill results returned several high-grade intersepts that may warrant follow-up, including 2.5m of 43.7 gpt Au and 3.5m of 18.5 gpt Au. The McKinley Project is at an early stage project, but there are significant high-grade (+30 gpt Au) showings over more than 3.8 kilometers of prospecting on the 1,800-hectare (4,443 acres) project. See Company news release dated January 2, 2015.

In late 2013, Del Steiner (CEO) and John Swallow (President) joined Grant Brackebusch (VP) to form the new Board of Directors of the company. Also in 2013, the Skookum portion of the Golden Chest Mine was leased to Juniper Mining. It was anticipated that Juniper would develop the Golden Chest Mine and ship ore to the New Jersey Mill near Kellogg. The Company also began the process of updating its financial statements and began the process to become fully reporting.

During 2011 and 2012, the New Jersey Mill was expanded in order to process ore from the nearby Crescent silver mine. NJMC executed a definitive venture agreement with United Silver Corp (USC) and its subsidiary United Mine Services (UMS), owner of the Crescent mine, in January 2011. The plant was expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC paid the expansion cost, which was $3.2 million. The joint venture agreement anticipated that USC would be entitled to process up to 7,000 tonnes per month from the Crescent Mine and NJMC would have rights for up to 3,000 tonnes per month of capacity during the processing of Crescent ores. Under the agreement, each party would pay its processing costs and NJMC will charge a management fee of $2.50/tonne. The plant was commissioned during 2012, but ore production from the Crescent Mine was curtailed by USC for economic reasons so the plant became idle in September 2012. The mill remained idle through 2013 and most of 2014, until commissioning its new upgrades in November of 2014 (See Company news release dated November 12, 2014).

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at September 30, 2015 was $115,009 compared to $336,525 at the end of 2014.

Results of Operations

There was $603,057 and $1,866,421 in revenue in the three and nine month periods ending September 30, 2015 compared to $6,229 and $6,368 for the comparable periods in 2014. The Revenue in 2015 is from milling of ore at the Golden Chest Mine. The net income of $120,087 for the 3 month period and net loss of 17,953 for the 9 month period ending September 30, 2015 compared to the net loss of $371,632 and $934,632 are a result of income from processing of the Golden Chest Ore.

The Company invested $274,144 and $191,374 in additional facilities at the mill in 2014 and 2015 respectively and continued to process ore from the Golden Chest (Skookum Project) that started production in December 2014 through the third quarter of 2015. The company received $200,000 in the fourth quarter from Juniper Resources to facilitate the startup process at the mill and as of September 30, 2015 has paid back $75,000. The remaining $125,000 was forfeited by Juniper with their termination of the lease in September 2015. The Company currently has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill. Included in those development plans is analysis of continuing the Golden Chest production with the Company as the operator.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the period ended September 30, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling operations, commencement of cash flow from our mineral royalty on the Golden Chest Mine, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured. We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents decreased as of September 30, 2015 compared to December 31, 2014 as a result of ramp up costs associated with the Skookum ore processing.

Milling Receivable

Milling receivables have increased during 2015 as the Skookum project and associated milling have been conducted.

Deposit on Equipment

Deposit on equipment has decreased in 2015 because milling equipment for which a deposit was made has been received.

Accounts Payable

Accounts payable have increased as of September 30, 2015 compared to December 31, 2014 because of increased milling activity.

Line of Credit

A line of credit from US Bank was utilized during 2015 to help with cash flow during the ramp up of the Skookum ore processing.

Interest Payable

A short term note with interest is payable for property in the Elk City Group.

Milling Advance

$75,000 of the Milling advance was repaid to Juniper Resources in 2015 and the remaining $125,000 was forfeited by them at the lease termination.

Notes Payable Short Term

Notes payable short term increased as of September 30, 2015 compared to December 31, 2014 because a a balloon payment on a note payable is due in July 2016.

Milling Income

Milling income increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Milling Costs

Milling costs increased in 2015 as a result of processing the Skookum ore which started in December 2014.

Exploration

Exploration decreased in 2015 as a result of prioritized spending relating to the Company’s cash balance.

Net Gain on Sale of Equipment

Net gain on sale of equipment decreased in 2015 because no equipment was sold in 2015.

Depreciation

Depreciation increased in 2015 as a result of units of production depreciation calculations as the mill processes the Skookum ore.

General and Administrative Expenses

General and administrative expenses was higher in 2015 as a result of increased activity by the Company.

Royalties and Other Income

Royalties and other income was higher in 2014 as a result of rental income that was received for a core drill that was rented by the Company.

Gain on Sale of Marketable Equity Securities

Gain on sale of marketable equity securities was higher in 2014 because the Company sold securities that were held..

Timber Revenue and Expense

Timber revenue and expense was higher in 2015 because of logging activity at GF&H.

Interest Expense

Interest expense increased in 2015 because fewer capital projects have resulted in less interest expense being capitalized.

Sales of Common Stock and Warrants, net of Issuance Costs

Sales of common stock and warrants, net of issuance costs decreased in 2015 because two private placements were held in 2014.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2015, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2015, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended September 30, 2015.

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

No shares of the Company’s stock were issued in the first three quarters of 2015.

Item 3.

 DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2015, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 13, 2015

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: November 13, 2015