Form 10-K
period 2015-12-31
NEW JERSEY MINING CO
filed 2016-03-28
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes [ ]  No [X ]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2015 was $6,623,118.

On March 1, 2016 there were 94,760,148 shares of the registrant’s Common Stock outstanding.

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

47

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

48

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

49

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

50

PART IV

51

ITEM 15.  EXHIBITS

51

SIGNATURES

52

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

The Company is executing a strategy of mineral exploration, development, and mineral processing that has been focused on the Belt Basin area of northern Idaho and western Montana. See Location Map. The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. NJMC has also sought joint venture partners or mineral lessees that bring mine development expertise, such that more advanced projects in the Company’s portfolio may be put into production. In addition to mineral exploration and development joint ventures, the Company is also the manager of the New Jersey Mill Joint Venture, which when in operation, processes both silver and gold ores through a 360 tonnes per day flotation plant.

In recent years, the Company has focused its efforts on the Golden Chest Mine, and it formed a joint venture with Marathon Gold Corporation of Canada to accelerate the exploration and development of the property. The Golden Chest Joint Venture subsequently leased a portion of the Golden Chest Project to Gold Hill Reclamation and Mining (“Gold Hill” (later know as “Juniper” an affiliate of Gold Hill) or the “Lessee”), a private Idaho corporation. During 2014 and up until September 2015 when they terminated their lease, Gold Hill/Juniper succeeded in placing the Golden Chest Mine into production and mined 40,840 metric tonnes of ore that yielded 8,000 ounces of gold. During this period the Company generated revenue from processing the Golden Chest ores and a modest NSR royalty on the Golden Chest Mine. In 2015, the Company’s milling activities contributed $1,886,970 to its consolidated revenue. New Jersey Mining Company also conducted minimal exploration on its McKinley and Eastern Star projects during 2015. The Company is also examining other opportunities in the western US to apply its development, operational, and processing expertise.

NJMC’s strategy emphasizes the generation of cash from milling, royalties, and possible future mining to support its operations and growth. The Company also actively works to form joint ventures and partnerships in order to minimize cash needs associated with future growth. These growth opportunities may come from exploration of its own properties or from new acquisitions or ventures. This strategy, if successful, is less reliant on private placements of common stock or the sale of equity to qualified investors, though the Company’s exploration and development progress is still dependent on securing financing in one form or another.

Competitive Business Conditions

The Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. NJMC also competes with other mining companies for exploration properties and mining assets, such as for gold properties in the western United States.

In recent years, the Company has been successful in forming two joint ventures, one at the Golden Chest Mine and the other at the New Jersey Mill. The Golden Chest Mine joint venture was successful in arranging a mining lease agreement in 2013, and the Company also received revenue on a per tonne basis for processing ores from the Golden Chest Mine in 2014 and 2015. The lease held by Gold Hill on the Golden Chest Mine was terminated in September 2015 and the Company purchased the 52% share of the Golden Chest joint venture not held by the Company in December of 2015. The Company now owns all of the Golden Chest property.

The year just ended, 2015, constitutes the second year of consistent milling production for the refurbished New Jersey Mill. The mill commenced limited operations in December of 2014 and concluded those operations in September 2015. The New Jersey Mill joint venture agreement with Crescent Silver contemplated NJMC entering the mineral processing sector of the mining business, both to support mining operations at the Crescent Mine and possibly to provide contract milling services to other regional mining companies. Economic conditions and depressed commodity prices have prevented the commercial start-up of mining operations at the Crescent Silver Mine, but the Golden Chest Mine has continued to progress. In 2014 and 2015 NJMC was the operator and co-owner of the Golden Chest Mine, and acted as co-lessor on the Skookum Shoot mining lease. The Company’s primary exposure to the new mining operation at Golden Chest was as operator of the New Jersey Mill. Gold Hill Reclamation and Mining Inc. examined other possible avenues for processing of the Skookum Shoot ores, but the New Jersey Mill was the only operable milling facility in the Silver Valley region that has available capacity for such gold ores. The New Jersey Mill has little competition for contract milling within an approximate 175 mile radius; however, it is conceivable that fuel prices and other factors could expand the milling market of the Silver Valley region to include mills outside of the market.

The risks associated with the Company’s milling enterprise includes other risks typical of the mining industry, such as: operational effectiveness in the processing plan that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mine operator is unable to economically extract material to feed the milling operation. The Company manages these risks with a preventive maintenance program, installing experienced and technically proficient management, and working closely with the mine operator to understand and assist with mine planning and management. Typically during the ramp-up period, the rate of mill production is not steady-state, so costs on a per tonne basis may tend to be higher, putting economic pressure on the mill operations. Therefore, the Company will actively manage the mill staff to bring operators on and off shift as production fluctuates during the ramp-up period.

Generally, the Company is subject to the risks inherent to the mineral industry. The primary risk of mineral exploration is the low probability of finding a major deposit of ore. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and also by relying on its experienced management team to drive acquisitions of properties that have higher-than-average probabilities of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, engineering, environmental, and metallurgical factors. In all its operations the Company also competes for skilled labor within the mining industry.

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially or remain in a downtrend, it could lead to a continued loss of investor interest in the mineral exploration sector, which would make it more difficult to raise the capital necessary for the Company or other potential customers to move exploration and development plans forward.

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

The New Jersey Mine, Golden Chest Mine, and other nearby properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any NJMC projects. There is no known evidence that previous operations at the New Jersey Mine (prior to 1910) caused any groundwater or surface water pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, it is possible that such evidence could surface. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest Mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. NJMC has not received any notifications that it could be liable for any environmental cleanup.

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2015 and 2014, the Company invested $200,587 and $435,601, respectively, on exploration activities.

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

The New Jersey Mine and Mill have two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundment is less than 30 feet high from toe to crest. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring during the operation of the CLP. NJMC estimates the cost of water-monitoring associated with the CLP to be approximately $6,000 per year.

The Idaho State Department of Lands approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. NJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $95,000.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is 7 including its CEO, Delbert Steiner and Vice President, Grant Brackebusch.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2016. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

Mill Joint Venture Agreement

On January 7, 2011, the Company signed a joint venture agreement with United Mine Services (UMS), a wholly-owned subsidiary of United Silver Corporation, to increase the capacity of the New Jersey Mill. UMS funded the expansion of the mill to process 360 tonnes per day and received a 35% interest in joint venture assets plus the right to process 7,000 tonnes of its ore per month. NJMC is the manager of the joint venture and retains a 65% interest in the joint venture assets plus the right to process 3,000 tonnes per month of its own ores. The property covered by the joint venture agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, concentrate leach plant, buildings and surface rights only over the patented mill site claim. Unpatented mill site claims are also part of the joint venture.

Mineral Property

The Company owns 41 hectares (102 acres) of private land with surface and mineral rights, 44 hectares (108 acres) of private land with mineral rights only, 16 hectares (40 acres) of private land with surface rights only, and approximately 53 hectares (130 acres) of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The Coleman pit and the current underground workings are located on the patented mining claims that are wholly owned by the Company and are not part of the Mill Joint Venture.

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

Present Condition and Work Completed on the Property

In 2012, construction was completed on an expanded mill capable of processing 360 tonnes per day of sulfide ore to produce a single flotation concentrate. The mill expansion cost approximately $3.2 million, which was funded completely by UMS. The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) was not renovated at that time. Subsequent to the mill expansion in 2012, the expanded New Jersey Mill processed a total of 8,470 dry tonnes of silver ore from the Crescent Mine. A new gravity gold recovery circuit was installed in the mill in 2014.

In April 2014, Hale Capital Partners, through its subsidiary Crescent Silver LLC (“Crescent Silver”), acquired the assets of United Mine Services in a consensual foreclosure process. This transaction included the UMS stake in the New Jersey Mill JV. Hence, Crescent Silver is the Company’s current joint venture partner at the New Jersey Mill. Crescent Silver produced no ore during 2015. In December of 2014, NJMC, acting as manager of the mill joint venture, began processing ore from the Golden Chest Mine. A total of 40,840 dry tonnes from the Company’s Golden Chest mine were processed at the New Jersey from December 2014 through September 2015.

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

The Company conducted no underground development or drilling on the New Jersey Mine Property during 2015.

As of December 31, 2015, the Company had a net capital cost of $4,685,502 associated with the mineral processing plant and a capitalized development plus investment cost of $215,127 associated with the mine.

Exploration Plans

The Company has no exploration plans for the New Jersey mine property for 2016.

Age, Modernization and Physical Condition of Plant and Equipment

The construction of an expanded mill capable of processing 360 tonnes per day of sulfide ore to produce a single flotation concentrate was completed in 2012. The mill expansion cost approximately $3.2 million, which was funded completely by United Mine Services under the terms of the joint venture agreement (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4m by 4.0m ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. The Concentrate Leach Plant (CLP) has not been renovated. A new gravity gold recovery circuit was installed in 2014. Three-phase electrical power is supplied to the New Jersey mill by Avista Utilities.

Geology

The Prichard Formation, which is more than 7,500 meters in thickness, underlies the New Jersey Mine area. The property occurs adjacent to and north of the major Osburn Fault, a major geological structure in the Silver Valley. The Prichard Formation is divided into nine units of alternating argillites, siltites, and quartzites; the units exposed in the New Jersey Mine area appear to belong to the lower members. Gold mineralization is associated with sulfide-bearing quartz veins that cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennantite, galena, and sphalerite.

Reserves

While the Company has conducted significant drilling, underground development, and even limited gold production from the property, there are no mineral reserves as recognized by the US Securities Exchange Commission (SEC) at the New Jersey Mine at the present time.

GOLDEN CHEST PROJECT

Figure  - Photo of New Golden Chest Mine Portal in October 2014

Location

The Golden Chest Mine is an exploration project and an underground mine located near Reeder Gulch about 2.4 kilometers east of Murray, Idaho along US Forest Service Highway 9. The property consists of 25 patented mining claims (280 acres) and 70 unpatented claims (990 acres) covering approximately 515 hectares (1,270 acres). The site is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed to the property in 2014 and power is supplied by Avista Utilities.

History

The Golden Chest Mine was developed in the late 1800s or early 1900s as part of the early gold production from the Coeur d’Alene Mining District. Gold production in the Murray area pre-dated the larger scale silver mining of the Silver Valley by several years. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer production. While it is difficult to be precise, the historic hard rock mining operations at Golden Chest are estimated to have produced approximately 75,000 ounces of gold.

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

For each year from 2004 through 2008, the Company completed an exploration core-drilling program on the Golden Chest Property, drilling a total of 3,415 meters of core during that period. These holes were successful in extending the Idaho Vein below the No. 3 Level.

NJMC formed a joint venture with Marathon Gold in 2010. Since Marathon Gold is a Canadian issuer (TSX: MOZ), the newly formed joint venture operated and issued technical disclosures in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

During 2011, the GC joint venture partners completed the most aggressive exploration project in the history of the property, totaling 11,300 meters of surface drilling. Other work completed included the construction of a new core shed, construction of new roads, surface geological work, surface and underground surveying, underground exploration drifting and rehabilitation. In 2012, the Golden Chest joint venture completed a total of 7,000 meters of drilling and exploration drifting on the Popcorn vein.  Based on the results of the 2012 work program, the joint venture delineated an updated gold resource and filed a technical report in compliance with NI 43-101.

Property Ownership

New Jersey Mining Company owns 100% of Golden Chest LLC (GC) which owns the mineral property. In December of 2015, the Company acquired its 100% interest in GC by purchasing 52.22% from Marathon Gold for $180,000 and a 2% net smelter royalty. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3,750,000. As of December 31, 2015, GCLLC had paid $2,625,000, and has agreed to pay the sellers $1,125,000 over the next two years. The sellers have a first mortgage on the mine as security for future payments owing.

In 2013, the Golden Chest Joint Venture leased a portion of the Golden Chest Project to Juniper Resources LLC, the agreement was later assigned to Gold Hill Reclamation and Mining Inc. (“Gold Hill”), an affiliated private Idaho corporation. During 2015, Gold Hill succeeded in placing the Golden Chest Mine into production and mined 40,840 metric tonnes to produce 8,000 ounces of gold. In September 2015, Gold Hill suspended mining and terminated their lease at the Golden Chest.

Exploration and Development Plans

The Company is pursuing plans to restart underground mining operations at the Golden Chest in 2016. During the past year, the Company completed an updated geologic report that recommended several targets for exploration, but exploration is not planned for 2016.

Age, Modernization and Physical Condition of Plant and Equipment

An 11-meter by 21-meter (36 x 70 feet) steel-clad pole building (2011) stands at the top of the most easterly driveway to the property; it is used primarily for office space and core logging. Gold Hill made considerable improvements to the building to fit their needs, including an executive dry, bathroom, and upper level offices. A second 9-meter by 6-meter (30 x 20 feet) steel-clad pole building (2005) is present near the northern ramp portal and could be used as a shop or dry. A three-phase power line was installed to the property in 2014 and power is supplied by Avista Utilities.

Gold Hill made many improvements to the property in the last year including approximately 1,000 meters of underground development at a nominal cross section of 4 meters by 4 meters, the establishment of a secondary escape-way and ventilation raises, the installation of three-phase power, and many surface improvements such as a septic field and major new haul road to keep mine traffic separate from employee and visitor traffic.

Geology

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The gold mineralization is of a broad type known as orogenic gold, but it also appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principle vein being exploited at the Golden Chest Mine is associated with the Idaho Fault, which juxtaposes the quartzites of the upper Prichard Formation against finer-grained argillites, also of the upper Prichard Formation.

Veins occur in the Idaho Fault and to a lesser extent in the hangingwall and footwall of the fault. The mineralization occurs in two types of quartz veins that are generally conformable to bedding of the Prichard Formation of Proterozoic age. Thin-banded veins, occurring in argillite, contain visible gold, pyrite, arsenopyrite, galena, and sphalerite. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

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

Mineral Agreement

The Toboggan Project is comprised of 106 unpatented mining claims wholly owned by the Company, of which 39 claims related to the Little Baldy prospect are leased to Hecla Silver Valley. The lease has a 20-year term and calls for annual payments to NJMC of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due NJMC. The Company is currently in the fourth year of the lease.

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

No significant exploration work has been completed at the project since 2010.

Exploration and Development Plans

Since mining has recommenced in the district at the Golden Chest, the Company is currently re-evaluating the potential of the Toboggan Project. Along with other earlier stage exploration assets in the Company’s portfolio, NJMC will consider multiple options to realize value from this project.

Geology

The gold mineralization at the Toboggan Project is primarily hosted in the Prichard Formation. The gold is structurally controlled in nature, occurring in discrete high-grade quartz veins or within wider zones of brecciation. There is a spatial relationship between the best gold values and major structures in the district, such as the Murray Peak Fault, the Bloom Peak Fault, and the Niagara Fault. Some of the controlling structures may be related to the Idaho Fault, which hosts the gold veins being mined to the south at the Golden Chest Mine. Geochemically, the gold at Toboggan is often associated with tellurium and bismuth. Telluride minerals have also been observed by electron microprobe. Geologists have noted widespread potassic alteration and the presence of alkaline intrusive rocks; these characteristics are consistent with alkalic-related orogenic gold systems.

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

Property Ownership

The 25 hectares of patented mining claims that make up the McKinley Mine are held under a purchase option from a trust for a price of $285,000. The Company can perform certain due diligence, including exploration drilling, prior to the exercise date of November 18, 2015. This option has been extended for an additional year to November of 2016. The terms of the purchase require 10% to be paid on or before the exercise date with the remaining balance amortized over 15 years at a 5% interest rate with quarterly payments for 5 years followed by a balloon payment for the remaining balance. A previous lessee of the McKinley Mine (Ex. 10.5) is due a 1.0% to 2.0% NSR sliding scale royalty based on the price of gold, which is capped at a total of $500,000. Another 1,314 hectares of land is held through a lease, including total surface and some mineral rights, (Rupp Lease - Ex. 10.7) that requires an annual rental payment of $6,100; and if an ore reserve of 250,000 oz of gold is achieved, there is a 1% NSR royalty on future production less recoupment of capital costs. About 316 hectares (780 acres) of the mineral rights subject to the Rupp Lease royalty are held through unpatented claims that also require an annual claim fee payment to the U.S. BLM. During 2015, NJMC made a total of $15,100 in property option payments.

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

In 2015 the Company spent $21,526 on exploration on the property including security, mapping, and sampling to establish drill holes for a future program. The project is prepared to move forward dependent upon market conditions and financing.

Age, Modernization and Physical Condition of Plant and Equipment

There is no usable plant or associated equipment at the site, though, some junk equipment has been left at the site by a previous operator. There is no electrical energy available at the site.

Exploration and Development Plans

The Company will consider its next round of exploration on the McKinley Project based on its budget for exploration in 2016. The high-grade results achieved to date are encouraging, so the next phase of work, if any, will likely involve attempts to extend or enhance the higher grade intercepts.

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

EASTERN STAR PROJECT

New Jersey Mining acquired the Eastern Star Property on April 18, 2014. It consists of 11 patented lode mining claims and is an early stage exploration project with no mineral reserves.

Location

The property is located 6.5 kilometers west of Elk City Idaho on the South Fork of the Clearwater River along Idaho State Highway 14. There is no electrical power up to the boundary the property, but it is easily accessible by improved dirt roads from the paved highway.

Property Ownership

NJMC acquired fee simple title to the property from Premium Exploration Inc. for a purchase price of $250,818. It had previously belonged to Green Future, an Idaho LLC. In accordance with the note, the Company has made two payments for a total of $250,818. An additional parcel was available with a final payment of $175,000 plus interest accrued on that payment at an annual rate of 5% due on July 15th, 2015. That option was not exercised by the Company and the payments that have been made have released the mortgage encumbering prorated portions of the property to the Company.

History of Operations

The property is located adjacent to the nearby (saw mill) mill site property. The mill site was operated as a saw mill until 2004 when the mill shut down. NJMC’s predecessor purchased the property and drilled 3 core holes, targeting a bulk minable gold deposit. Upon acquisition, NJMC completed an initial mapping and sampling program followed by approximately 670 meters (2,200 feet) of trenching. The Company’s objective is to evaluate the potential for high-grade gold-bearing quartz veins that led to limited historic production and patenting of the mineral claims on the property.

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

The Company invested $26,740 in exploration expenditures on the property in 2015. These expenditures included further mapping, and work done on adjacent public domain to extend the vein systems. The project is set for a comprehensive core drilling program to expend the trench results and ongoing mapping and sampling.

Exploration and Development Plans

The early field work returned some encouraging results, but it is too early to put these results in proper geological context, so the Company will continue additional mapping, sampling, and target generation during 2016 with the intent to generate more drill targets.

ITEM 3. LEGAL PROCEEDINGS

On March 19, 2015, Crescent Silver, LLC, an affiliate of Hale Capital Partners, LP and minority owner of the New Jersey Mill Joint Venture, filed an action against the Company as manager of the mill, seeking damages for, among other claims, alleged breach of the Joint Venture Agreement in connection with meetings, programs, budgets, and the milling of ore from the Company’s properties. The plaintiff seeks damages in excess of $75,000, as claimed in the complaint, which was filed in the Federal District Court of Idaho. On November 30, 2015, the United States District Court of Idaho entered an order dismissing the lawsuit The court granted the Company’s Motion to Dismiss Pursuant to FRCP 12(b)(1) for lack of subject matter jurisdiction and gave Crescent Silver, LLC leave to amend its complaint within 14 days of the court’s order in order to plead diversity jurisdiction. Crescent Silver, LLC did not amend its complaint, and therefore, the court dismissed the lawsuit. Because the court dismissed the lawsuit on jurisdictional grounds, Crescent Silver, LLC is not barred from re-filing the claim in state court, where there is not a similar diversity requirement. While the outcome of any litigation is difficult to predict, the Company believes the claims are without merit and the Company is vigorously defending the lawsuit as manager of the New Jersey Mill Joint Venture.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2015, the Company did not have a citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2015	High Bid	Low Bid
First Quarter	$0.11	$0.07
Second Quarter	$0.12	$0.05
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.09	$0.02
Year Ending December 31, 2014	High Bid	Low Bid
First Quarter	$0.15	$0.08
Second Quarter	$0.14	$0.08
Third Quarter	$0.15	$0.10
Fourth Quarter	$0.12	$0.06

Shareholders

As of March 1, 2016 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

On April 30, 2014, 2,250,000 options were granted to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,250 is associated with the options. Of this $115,896 was recorded as a general and administrative expense in 2014 and $43,461 was recognized in 2015, at December 31, 2015 unrecognized compensation cost related to these options was $14,487 which is expected to be recognized over the next 0.25 years. All options expire on April 30, three years after their vest date.

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

On December 12, 2014, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 12, 2015.The options expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60%, a compensation cost of $99,558 is associated with the options. Of this, $49,780 was recorded as a general and administrative expense in both 2015 and 2014. At December 31, 2015, no unrecognized compensation cost related to these options remained. On December 12, 2014 an additional 250,000 options were issued to past President and CEO R. Patrick Highsmith with a vesting date of December 2015. As part of the resignation and release agreement those options are no longer valid.

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016.The options expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining unrecognized compensation cost of $55,104 is expected to be recognized in 2016. All options expire on December 30, five years after their vest date.

	Number of Options	Exercise Prices
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15
Balance December 31, 2014	4,500,000	$0.10-0.15
Exercisable at December 31, 2014	2,000,000	$0.10-0.15
Cancelled	250,000	$0.15
Issued	1,500,000	$0.10
Balance December 31, 2015	5,750,000	$0.10-0.15
Exercisable at December 31, 2015	4,250,000	$0.10-0.15

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,750,000	$0.11	0
Equity compensation plans not approved by security holders	0	0	0
Total	5,750,000	$0.11	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid//offer price as quoted by the OTC Market.

For the year ended December 31 2015 no shares of stock were issued by the Company. For the year ended December 31, 2014, the Company issued 18,000,000 shares of restricted common stock for cash resulting in net proceeds of $1,485,000 and an average net proceed price of $0.083 per share. See the statement of shareholders' equity (Item 8 Financial Statements) for a detailed list. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Plan of Operation

The Company is utilizing its knowledge, experience, and operational capabilities to advance its cash flow focused mining, milling and royalty plan.  The Company has the ability to evaluate mining and/or milling opportunities in addition to operating its New Jersey Mill (a mineral processing plant near Kellogg, Idaho), and conduct development and mining operations at its Golden Chest Mine near Murray, Idaho.  The Company has also conducted gold exploration in northern and central Idaho, western Montana, and evaluated new mining and/or milling opportunities around the western US (as evidenced by the acquisition of its interest in Butte Highlands Joint Venture subsequent to year-end).

The Company’s financial strategy is to generate cash flow from milling fees, royalties, and possible future mine operations so as to minimize the need for financing in the capital markets. NJMC seeks to minimize costs and share risks by forming joint ventures, mineral lease arrangements, partnerships and other forms of agreements with qualified mining industry players. In recent examples, the Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development funding from partners. The strategy includes finding and developing potential mineral deposits of significant quality and quantity to justify investment in mining and/or mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. In 2014 and 2015 the Company received revenue from milling services, from royalties, and in management fees.

The Company’s focus during most of 2015 was focused on maintaining and running the New Jersey Mill in support of mining operations at the Golden Chest Mine. In anticipation of processing ores from the Golden Chest Mine the Company invested in certain upgrades and expansions to the New Jersey Mill. The Company added a gravity processing circuit to the mill and expanded the tailings impoundment facility, among other minor modifications and adjustments. Gold Hill commenced construction and underground development during the third quarter of 2014, delivering the first ore to the New Jersey Mill in December of 2014. Mining activities continued during the year until Gold Hill ceased operations September, 2015 (See Company news release dated, September 21, 2015).

Prior to recent activity, during 2011 and 2012, the New Jersey mineral processing plant was expanded in order to process ore from the nearby Crescent silver mine. NJMC executed a definitive venture agreement with United Silver Corp (USC) and its subsidiary United Mine Services (UMS), owner of the Crescent mine, in January 2011. The plant was expanded from a processing rate of 4 tonnes/hr to 15 tonnes/hr. USC paid the expansion cost, which was $3.2 million. The joint venture agreement anticipated that USC would be entitled to process up to 7,000 tonnes per month from the Crescent Mine and NJMC would have rights for up to 3,000 tonnes per month of capacity during the processing of Crescent ores. Under the agreement, each party would pay its processing costs and NJMC will charge a management fee of $2.50/tonne. The plant was commissioned during 2012, but ore production from the Crescent Mine was curtailed by USC for economic reasons so the plant became idle in September 2012. The mill remained idle through 2013 and most of 2014, until commissioning its new upgrades in November of 2014 (See Company news release dated November 12, 2014).

In April 2014, Hale Capital Partners, through its subsidiary Crescent Silver LLC (“Crescent Silver”), acquired the assets of United Mine Services in a consensual foreclosure process. This transaction included the UMS stake in the New Jersey Mill JV. Hence, Crescent Silver is the Company’s current joint venture partner at the New Jersey Mill. Crescent Silver produced no ore during 2014.

Also during the year, in May, 2015, the Company announced a realignment of management as it transitioned into an operating company to remain focused on cash flow and corporate overhead (See Company news release dated May,7 2015).

In October, the company entered into an agreement to acquire 100-percent interest in the Golden Chest Mine from Marathon Gold Corporation, its joint venture partner in the project. It was considered by both parties that the Golden Chest Mine should have consolidated ownership going forward. The agreement with Marathon was completed in December (See Company news release dated December 4, 2015). The Company rendered payments of $180,000 to Marathon for its 52.22% interest in the Golden Chest Joint Venture and Marathon retained a 2% NSR on production from the Golden Chest, as well as an adjacent Area of Interest. An estimated $7-$9 million was spent by the lessee of the Skookum Shoot, which included mine development and infrastructure and any remaining mineralized material.

Subsequent to year end, in January, 2016, the Company signed a binding Letter of Intent to purchase 50% interest in the Butte Highlands Joint Venture from Timberline Resources Corp. (See Company news release dated January 26, 2016). This acquisition fits into our plans to build upon our portfolio of assets having cash flow potential and/or in which we might provide our expertise to help advance the project or to provide milling services.

NJMC geologists conducted limited programs at the McKinley and Eastern Star projects during 2014 and 2015. The Company drilled just under 400 meters of small-diameter core from the underground workings at McKinley. The drill results returned several high-grade intersections that may warrant follow-up, including 2.5m of 43.7 gpt Au and 3.5m of 18.5 gpt Au. The McKinley Project is at a very early stage of exploration, but there are high-grade (+30 gpt Au) showings over more than 3.8 kilometers of prospecting on the 1,800-hectare (4,443 acres) project, (see Company news release dated January 2, 2015).

During 2014 and 2015, the Company also conducted limited exploration work at the Eastern Star Project in the Elk City District of central Idaho. The property was acquired under a purchase option agreement with Premium Exploration Inc., (see Company news release dated April 25, 2014). In the first field season on the project, NJMC geologists collected rock samples and channel samples that included 11.34 gpt Au over 4.3 meters and 14.15 gpt over 0.9 meters. There has been no drilling at Eastern Star, so the project will require considerable additional work in order to assess its economic potential.

The Toboggan Project is a group of claims to the north of Golden Chest. Formerly joint ventured with Newmont Mining and including a lease agreement with Hecla Mining, the properties have seen well over $2.0 million in exploration investment in recent years. The gold prospects at Toboggan appear to be associated with alkalic intrusions and alteration is widespread.

At the Coleman underground mine, which is part of the New Jersey Mine and Mill property, the Company conducted no significant exploration during 2014 or 2015, but Company geologists are currently evaluating the known gold-bearing veins and historic targets for their future potential. Now that the New Jersey Mill is processing ores from the Golden Chest Mine, the potential economics of nearby gold prospects may have improved.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2015 was $62,275 compared to $336,525 at the end of 2014.

Results of Operations

There was no significant revenue during 2014. In 2015 milling of the Golden Chest ore contributed to total revenue of $1,891,173. The net loss for 2015 was $282,088 compared to a loss of $1,436,129 for 2014. The net loss decreased in 2015 compared to 2014 because of increased milling activity.

The Company invested $191,374 in additional facilities at the mill in 2015 and plans to process ore from the Golden Chest in 2016. As of year-end 2015, the Company has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the year ended December 31, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling and mining operations, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured.

We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include mining at the Golden Chest Mine, which includes the New Jersey Mill, and subsequent to year-end our ownership in the Butte Highlands Joint Venture, other milling and/or development opportunities, and possibly sales of our common stock and/or debt.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These general factors and more specifically the risks inherent in our business plan raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents decreased in 2015 compared to 2014 because milling of Golden Chest ore was stopped in the 3rd quarter and also cash was expended on the purchase of MUSA’s ownership of the Golden Chest property.

Joint Venture Receivables

Joint venture receivables decreased in 2015 compared to 2014 because of minimal activity with Crescent at the end of 2015 and payment and adjustments to their balance due from 2014.

Milling Receivables

Milling receivables decreased in 2015 compared to 2014 because receivables from Juniper Resources (Gold Hill) for milling were reduced as the milling of the Golden Chest ore ended in the third quarter.

Other Current Assets

Other current assets increased in 2015 compared to 2014 because of the Company’s assumption of the prepaid claim fees with the purchase of the Golden Chest mine.

Mineral Properties, net of accumulated amortization

Mineral properties net of accumulated depreciation increased in 2015 compared to 2014 because of investment in the Golden Chest mine.

Accounts Payable

Accounts payable decreased in 2015 compared to 2014 because of decreased activity including milling at year end.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses decreased in 2015 compared to 2014 because of decreased activity including milling at year end.

Account Payable Related Party

Accounts payable related party increased in 2015 compared to 2014 because of a promissory note extended to the Company by president John Swallow in the 4th quarter of 2015.

Milling Advance

The milling advance was a temporary advance from Juniper Resources at the end of 2014 to facilitate the mill startup costs for production. $75,000 was repaid to Juniper in 2015 and the remainder was relinquished by them at the termination of their lease of the Skookum project.

Notes Payable

Notes payable increased in 2015 compared to 2014 because of the addition of a note for milling equipment and the note for the Golden Chest mine property that was assumed by the Company with the purchase of the property.

Milling Income and Expense

Milling income and expense increased in 2015 compared to 2014 because of the 9 months of milling of the Golden Chest ore mined by Juniper.

Exploration

Exploration expense decreased for 2015 compared to 2014 because of decreased activity at the McKinley and Eastern Star properties.

Net Loss (gain) on Sale of Equipment

Net loss (gain) on sale of equipment resulted in a net loss in 2014 because of the loss on sale of a core drill in 2014 compared to the net gain on sale of a pickup in 2015.

Gain on Forfeiture of Milling Advance

The gain on forfeiture of milling advance is related to the milling advance discussed above.

Gain on Reameasurement of Previously Held Equity Interest in a Step Acquisition

Gain on remeasurement of previously held equity interest in a step acquisition was the adjustment to assumed fair value of the Company’s interest in the Golden Chest mine that had previously been held at $0.00.

Write Down of Mineral Property

The write down of mineral property in 2015 was a reduction in the capitalized amount for the New Jersey property and the Silver Button/Roughwater property to reflect lower gold prices.

Depreciation and Amortization

Depreciation and amortization expense increased in 2015 compared to 2014 because of increased mill depreciation.

Management

Management expenses decreased in 2015 compared to 2014 because of allocation of time to milling and exploration.

General and Administrative

General and administrative expenses have increase in 2015 compared to 2014 because of increased activity at the Company.

Timber Revenue and Expense

Timber revenue and expense increased in 2015 compared to 2014 because of activity at the Company’s GF&H property.

Royalties and Other Income

Royalties and other income in 2014 were proceeds from the rental of a core drill to a third party which the Company no longer owns.

Gain on Sale of Marketable Equity Security

Gain on sale of marketable equity security increased in 2014 because the Companies remaining shares in Gold Crest Mines were sold.

Interest Income

Interest income has increased in 2015 compared to 2014 because of interest income on the note receivable that the Company has with Premium Exploration.

Amortization of Discount

Amortization of discount is related to the impued interest calculation on the note payable on the Golden Chest mine which was assumed by the Company in the 4th quarter of 2015.

Stock Based Compensation

Stock based compensation increased in 2015 compared to 2014 because of expenses associated with the award of options to directors which began in 2014.

Purchase of Property Plant, and Equipment

Purchase of property plant and equipment decreased in 2015 compared to 2014 because mill capitalization expenditures in 2014 exceeded expenditures made in 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
New Jersey Mining Company

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Mining Company as of December 31, 2015 and 2014, and the results of its consolidated operations and comprehensive income (loss) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 17, 2016

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

  29

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

  30

Notes to Financial Statements

31-44

New Jersey Mining Company Consolidated Balance Sheets December 31, 2015 and 2014
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$62,275	$336,524
Joint venture receivables	3,109	55,022
Note receivable	58,386	58,386
Milling receivables	40,577	117,615
Other current assets	40,350	22,495
Total current assets	204,697	590,042

Property, plant and equipment, net of accumulated depreciation	5,698,831	5,654,199
Mineral properties, net of accumulated amortization	1,907,089	557,458
Deposit on equipment	13,982	12,480
Total assets	$7,824,599	$6,814,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,267	$77,913
Accrued payroll and related payroll expenses	14,513	49,960
Notes payable related parties, current portion	88,114	39,384
Milling advance		200,000
Notes payable, current portion, net of discount	488,435	180,385
Total current liabilities	649,329	547,642

Asset retirement obligation	28,656	23,366
Notes payable related parties, long term	598,127	141,033
Notes payable, long term, net of discount	731,940	148,288
Total long term liabilities	1,358,723	312,687

Total liabilities	2,008,052	860,329

Commitments (Note 6, 8, and 12)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 91,760,148 shares issued and outstanding	13,590,739	13,442,395
Accumulated deficit	(10,981,432)	(10,735,658)
Total New Jersey Mining Company stockholders’ equity	2,609,307	2,706,737
Non-controlling interests	3,207,240	3,247,113
Total stockholders' equity	5,816,547	5,953,850

Total liabilities and stockholders’ equity	$7,824,599	$6,814,179

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) For the Years Ended December 31, 2015 and 2014
	December 31
	2015		2014
Revenue:
Contract services revenue and other		$4,203	$373
Milling revenue		1,886,970	92,165
Total revenue		1,891,173	92,538

Costs and expenses:
Milling		1,263,931	310,309
Exploration		200,587	435,601
Net loss (gain) on sale of equipment		(6,000)	34,878
(Gain) on forfeiture of milling advance		(125,000)
Impairment of mineral property		95,598
Depreciation and amortization		150,367	46,360
Management		282,299	331,517
Professional services		181,329	197,465
General and administrative expenses		292,134	199,465
Total operating expenses		2,335,245	1,555,595
Operating income (loss)		(444,072)	(1,463,057)
Other (income) expense:
Timber revenue		(51,815)
Timber expense		9,707	2,187
Royalties and other income			(19,809)
Gain on sale of marketable equity security			(24,741)
Gain on remeasurement of previously held equity interest (Note 9 and 15)		(164,696)
Interest income		(5,252)	(1,859)
Interest expense		22,722	17,294
Amortization of discount		27,350
Total other (income) expense		(161,984)	(26,928)
Income tax (provision) benefit
Net loss		$(282,088)	$(1,436,129)
Net loss attributable to non-controlling interests		36,314	2,495
Net loss attributable to New Jersey Mining Company		(245,774)	(1,433,634)

Other comprehensive loss:
Net loss		$(282,088)	$(1,436,129)
Unrealized gain (loss) on marketable equity security			18,938
Reclassification of realized gain on marketable equity security			(24,741)
Comprehensive loss		(282,088)	(1,441,932)
Comprehensive loss attributable to non-controlling interests		36,314	2,495
Comprehensive loss attributable to New Jersey Mining Company		$(245,774)	$(1,439,437)

Net loss per common share-basic and diluted	$	Nil	$0.02

Weighted average common shares outstanding-basic and diluted		91,760,148	83,475,216

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2015, and 2014
	Common Stock		Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Deficit	Income (loss)	Interests	Equity
Balance, December 31, 2013	73,760,148	$11,755,469	(9,302,024)	5,803	3,176,620	5,635,868
Contribution from non-controlling interest in Mill JV	-	-	-	-	22,988	22,988
Allocation of fair value of non-controlling interest in GF&H	-	-	-	-	50,000	50,000
Issuance of common stock and warrants for cash net of offering costs	18,000,000	1,485,000	-	-	-	1,485,000
Stock options granted to directors	-	201,926	-	-	-	201,926
Other comprehensive loss	-	-	-	(5,803)	-	(5,803)
Net loss attributable to non-controlling interest	-	-	-	-	(2,495)	(2,495)
Net loss attributable to the Company	-	-	(1,433,634)	-	-	(1,433,634)
Balance, December 31, 2014	91,760,148	$13,442,395	$(10,735,658)	$-	$3,247,113	$5,953,850
Net contribution (reduction) of non-controlling interest in Mill JV	-	-	-	-	(3,559)	(3,559)
Stock options granted to directors	-	148,344	-	-	-	148,344
Net loss attributable to non-controlling interest	-	-	-	-	(36,314)	(36,314)
Net loss attributable to the Company	-	-	(245,774)	-	-	(245,774)
Balance, December 31, 2015	91,760,148	$13,590,739	$(10,981,432)	$-	$3,207,240	$5,816,547

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2015 and 2014
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(282,088)	$(1,436,129)
Adjustments to reconcile net loss to net cash (used) by operating activities
Depreciation and amortization	150,367	46,360
(Gain) loss on sale of equipment	(6,000)	34,878
Gain of forfeiture of milling advance	(125,000)
Gain on sale of marketable equity security		(24,741)
Amortization of discount on note payable	27,350
Gain on remeasurement of previously held equity interest (Note 9 and 15)	(164,696)
Accretion of asset retirement obligation	5,290	(4,608)
Impairment of mineral property	95,598
Stock based compensation	148,344	201,927
Change in operating assets and liabilities
Joint venture receivables	25,013	6,122
Milling receivables	77,038	(81,165)
Other current assets	(7,909)	(12,975)
Accounts payable	(25,163)	37,706
Accrued payroll and related payroll expense	(35,449)	27,944
Net cash (used) by operating activities	(117,305)	(1,204,681)

Cash flows from investing activities:
Purchases of property, plant and equipment	(133,260)	(600,869)
Purchase of controlling interest in GF&H		(100,000)
Deposit on equipment	(13,982)
Purchase of controlling interest in GCJV	(180,000)
Cash acquired in purchase of controlling interest in GCJV	524
Proceeds from sale of mineral property	10,000	10,000
Note receivable		(58,386)
Proceeds from sale of marketable equity security		28,610
Proceeds from sale of equipment		76,676
Net cash provided (used) by investing activities	(316,718)	(643,970)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs		1,485,000
Principal payments on notes payable	(271,052)	(95,870)
Principal payments on capital lease		(26,367)
Milling advance	(75,000)	200,000
Note from related party	550,000
Principal payments on note and other payables, related party	(44,174)	(36,701)
Proceeds from non-controlling interest		22,986
Net cash provided by financing activities	159,774	1,549,048
Net change in cash and cash equivalents	(274,249)	(299,603)
Cash and cash equivalents, beginning of year	336,524	636,127
Cash and cash equivalents, end of year	$62,275	$336,524

Supplemental disclosure of cash flow information
Interest paid in cash, net of amount capitalized	$22,722	$17,294

Non-cash investing and financing activities:
Non-controlling interest in GF&H Company		$50,000
Deposit on equipment applied to purchase of equipment	$12,480
Property exchanged on elimination of debt	$175,000
Purchase of property and equipment with note payable	$92,320	$175,000

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Financial Statements

1. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana. It is currently evaluating new mineral investment and development opportunities in the western United States. The Company is currently focused on advanced stage exploration and development assets that could be developed into near-term cash flow. During late 2014, one of its mineral properties had a new mine developed and put into production by a lessee. The New Jersey Mill was also put into production in 2014 to process ore from the Golden Chest Mine. The mine and mill were in production through the first three quarters of 2015. Production has since been halted due to continued low gold prices but is expected to resume in the second or third quarter of 2016.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, the New Jersey Mill Joint Venture (“NJMJV”), Golden Chest LLC Joint Venture (“GCJV”), and GF&H Company (“GF&H”). Intercompany accounts and transactions are eliminated. The Company owns less than 100% and controls both NJMJV and GF&H. The portion of both of these entities owned by other investors is presented as non-controlling interests.

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

At December 31, 2015 and December 31, 2014, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2015			December 31, 2014
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	66%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GCJV”)	100%	Yes	Consolidated	48%	No	Cost

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

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, milling advance, note receivable, notes payable to related parties, and notes payable approximate their fair values.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2015 and 2014, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 warrants and 5,750,000 stock options in 2015 and 21,200,000 warrants and 4,500,000 stock options in 2014 would have been anti-dilutive. Accordingly, only basic net loss per share has been presented. Outstanding warrants and options are discussed in detail in Note 9 of the financial statements.

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

Impairment of Properties and Property Evaluations

The Company evaluates the carrying amounts of its mineral properties, including deferred development costs, for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated discounted and undiscounted future net cash flows from each mineral property are calculated using estimated future production, three year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established, if a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost capitalized at the present value of estimated reclamation costs. An asset and a related liability are recorded for the fair value of these costs. The liability is accreted and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Remediation costs are not discounted.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. There is currently no balance being carried for any reclamation bonds.

Share Based Compensation or Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the goods or services received or the fair value of the common stock issued, whichever is more reliably measurable. We estimate the fair value of our stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation. The value of common stock awards is determined based upon the closing price of our stock on the date of the award.

Recent Accounting Pronouncements

On January 5, 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial instruments with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management has not determined the effect, if any, this new standard will have on its financial statements.

ASU 2014-09, Revenue from Contracts with Customers creates a new, principle-based revenue recognition framework that will affect nearly every revenue-generating entity. The guidance in ASU 2014-09 is allowable for public entities for annual reporting periods beginning after December 15, 2016, and required for annual reporting periods beginning after December 15, 2017. Management has not determined the effect, if any, this new standard will have on its financial statements.

3. Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $282,088 in 2015, an accumulated deficit, negative working capital, and a Cash and Cash Equivalents balance of $62,275 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, the Company did put the New Jersey Mill into production in 2015 and is proceeding with plans to both mine and mill ore from the Golden Chest property in 2016 if successful in raising the required startup funds. In the first three quarters of 2015 the Company did generated revenue from milling ores from the Golden Chest Mine.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

4. Note Receivable

On September 30, 2014 the Company loaned $58,386 to Premium Exploration (USA) Inc under a convertible promissory note. The note carries simple interest at 8% and matures on August 1, 2015 at which time the principal and interest is due. At any time prior to expiration the note is convertible to shares of Premium Exploration Inc. Premium Exploration has since filed for bankruptcy however the Company is listed as a creditor in the bankruptcy proceedings and still expects to receive payment and has accrued no reserve for uncollectibility at December 31, 2015

New Jersey Mining Company

Notes to Financial Statements

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2015 and 2014, consisted of the following:

	2015	2014
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,209,440	4,001,751
	4,970,922	4,763,233
Less accumulated depreciation	(285,420)	(152,151)
Total mill	4,685,502	4,611,082
Building and equipment at cost	362,188	252,348
Less accumulated depreciation	(217,738)	(216,926)
Total building and equipment	144,450	35,442
Bear Creek Land	196,204	150,000
Little Baldy Land	72,139	82,139
BOW Land	230,449	230,449
Eastern Star Land	250,817	425,817
Gillig Land	79,137	79,137
Highwater Land	40,133	40,133
Total Land	868,879	1,007,675
Total	$5,698,831	$5,654,199

During the year ended December 31, 2015 and 2014 $16,295 and $25,021, respectively in interest was capitalized in conjunction with the mill expansion project.

During the year ended December 31, 2012, a lease agreement was entered into with Hecla Mining Company on the Company’s Little Baldy land holding. Under the agreement, Hecla has paid $10,000 each year in 2015 and 2014, respectively, to the Company for the option to obtain NJMC’s interest in the land. The Company has recorded these lease payments as a reduction in the carrying value of the land for the years ended December 31, 2015 and 2014.

For year ended December 31, 2014, milling and other equipment include assets under capital lease amounting to $91,625. The lease is being amortized over its terms. Accumulated amortization at December 31, 2014 was $91,625. The lease was concluded in September 2014 and the equipment title was transferred to the Company for no additional consideration.

During the year ended December 31, 2014, the Company entered into a purchase and sale agreement to acquire the Eastern Star Elk City property for $425,000. The agreement called for a down payment of $125,000 in April 2014 and a promissory note for the balance at 5% per annum. As scheduled, the next payment of $125,000 was made on August 15, 2014. Final payment of $175,000 was due on July 15, 2015. The agreement was structured such that the Company could opt to not make the final payment and receive title to parcels of the Elk City property covered by the first two payments. The Company opted out of making the final payment and has received title to the property for which payment has been made.

New Jersey Mining Company

Notes to Financial Statements

6. Notes Payable

At December 31, 2015 and 2014 notes payable are as follows	2015	2014
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $459	$42,726	$46,337
Property, 15 month note payable, 5% interest per annum, collateralized by property, one remaining payment of $175,000, elimination upon cancellation of deed of trust		175,000
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,124	105,196	107,336
Tailings pump, 36 month note payable, 17.53% interest per annum, collateralized by pump, monthly payments of $3,268	76,097
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000	1,125,000
Total notes payable	1,349,019	328,673
Due within one year	572,806	180,385
Due after one year	$776,213	$148,288

Future principal payments of debt and related discount amortization at December 31, 2015 are as follows:

	Note	Discount	Net
2016	$572,806	$(84,371)	$488,435
2017	535,648	(41,222)	494,426
2018	142,156	(3,049)	139,107
2019	2,806		2,806
2020	3,131		3,131
Thereafter	92,472		92,472
Total	$1,349,019	$(128,642)	$1,220,377

7. Mineral Properties

Mineral properties and deferred development costs are as follows:

	December 31, 2015	December 31, 2014
New Jersey	$215,127	$288,365
McKinley	250,000	250,000
Golden Chest	1,445,229
Silver Button/Roughwater		25,500
Toboggan	5,000	5,000
Less accumulated amortization	(8,267)	(11,407)
Total	$1,907,089	$557,458

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002. As of December 31, 2015, an impairment analysis determined that the property’s value had been impaired based upon current mineral prices and market conditions and a non receiving impairment loss of $70,098 was recognized. At December 31, 2015 and 2014 the balance includes asset retirement costs of $23,365. Fair value of the property was determined using Level 3 fair value inputs based on recent sales of comparable properties in the immediate area.

New Jersey Mining Company

Notes to Financial Statements

7. Mineral Properties, continued

McKinley

The McKinley Project is an exclusive exploration and mining lease which covers several historic mines and prospects, including the McKinley Mine, Ibex Mine, and Big Easy Mine, on private land located in central Idaho near the town of Lucile. On December 31, 2013, NJMC received all rights and agreements, intellectual property, historic and recent due diligence, surveys and maps, along with a 12-month option to purchase the historic McKinley Mine, located on 62 acres within the overall land package. The option to purchase the McKinley mine has been extended by an additional 24 months to November 18, 2016.

Golden Chest

The Golden Chest is an exploration and underground mine project located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. Previously owned by GCJV the property is now owned by NJMC after the Company acquired the remaining 52.22% interest in the 4th quarter of 2015 (Note 15).

Silver Button/Roughwater

The Silver Button claim is the remaining property of the ten claims acquired from Roughwater Mining Company. During 2005, the other nine Roughwater unpatented claims were dropped. In 2001, the Company purchased the property through the issuance of 255,000 shares of its common stock to Roughwater Mining Company. The shares were valued at $0.10 per share, for a total acquisition cost of $25,500. As of December 31, 2015 an impairment analysis determined that the property had no value using Level 3 fair value inputs based on current mineral prices and market conditions and an impairment loss for the entire $25,500 carrying value was recognized.

Toboggan

Toboggan is a gold and silver exploration project consisting of 106 claims covering 2,100 acres of federal land administered by the U.S. Forest Service. In 2001, the Company issued 50,000 shares of stock to an individual to acquire the rights. The shares were valued at $0.10 per share for a total acquisition cost of $5,000. This cost was for a portion of the claims in the Toboggan property that were purchased; the remaining claims were staked by the Company.

8. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties. Below is a reconciliation as of December 31, 2015 and 2014 of the Company’s asset retirement obligations. The estimated reclamation costs were originally discounted using a credit adjusted, risk-free interest rate of 5.4%.

	2015	2014
Balances at January 1	$23,366	$10,949
Accretion expense (net true up)	5,291	(4,608)
Incurred		17,025
Balance December 31	$28,656	$23,366

Upon completion of Gold Hills lease at the Golden Chest Gold Hill remediated their disturbances.

9. Mining and Milling Venture Agreements

Golden Chest LLC (“GCJV”)

In December of 2010, a limited liability company was formed between the Company and Marathon Gold USA (MUSA). MUSA’s contribution to GCJV was $4,000,000 paid in installments ending on November 30, 2011. The Company contributed to GCJV all of its interests in the Golden Chest Mine, including unpatented claims and some mining equipment with a carrying value of $553,205. At inception, GCJV purchased the patented mining claims for $3.75 million with $500,000 paid at closing in December 2010 and the remainder due under a Promissory Note and Mortgage at the rate of $500,000 per year with quarterly payments and the $250,000 balance due in the seventh and final year. The note is collateralized by a first mortgage on the claims. Funding in 2012 and future funding for the venture is being paid by each partner at a percentage equal to their ownership, which in 2012 and through June of 2013 was 50 percent per partner. In May and June of 2013, the Company elected not to participate in some funding calls resulting in dilution of its ownership interest in GCJV. During the year ended December 31, 2012 the Company began accounting for the GCJV using the equity method because significant influence was obtained during the year. After dilution of its share in 2013, significant influence was no longer possessed and accounting for the Joint Venture reverted back to the cost method.

New Jersey Mining Company

Notes to Financial Statements

9. Mining and Milling Venture Agreements, continued

On September 3, 2013, GCJV signed a lease agreement with Juniper Resources, LLC (Juniper) of Boise, Idaho for a defined portion of the Golden Chest mine property. The lease with Juniper called for an initial payment of $50,000 to GCJV, which was received, and a work requirement of 1,500 to 3,000 meters of core drilling which was completed during 2014. Juniper signed the lease and made a payment of $200,000 to GCJV at the end of November 2013. Juniper was required to make land payments of $125,000 per quarter on the promissory note on behalf of GCJV. Additionally, Juniper paid a 2% net smelter royalty to GCJV on all gold production from the leased area with the $250,000 initial payments treated as an advance on this royalty. The lease was assigned to Gold Hill Reclamation and Mining Inc. (“Gold Hill”), a company affiliated with Juniper, on September 3, 2013. The lease had a term of 39 months. A Milling advance of $200,000 was received from Gold Hill November 7, 2014 to facilitate the start-up of the mill. The advance was to be paid back to Gold Hill as a reduction in future invoices for milling services once full production was achieved. Payments totaling $75,000 were made in the second and third quarter of 2015. Gold Hill began shipping ore in the 4th quarter of 2014 and continued with shipments through the 3rd quarter of 2015. In September of 2015 Gold Hill terminated the lease after shipping 40,843 tonnes which were processed at the New Jersey Mill. Upon termination of the lease in September 2015, the remaining unpaid milling advance of $125,000 was recognized as gain.

In December of 2015 the Company became the 100% owner of the Golden Chest property after purchasing the 52.22% share of GCJV held by MUSA (Note 15).

Prior to the purchase of the remaining interest in GCJV accounts receivable from GCJV were a part of normal operations which include operating costs, payroll, drilling costs, and drilling income; GCJV had contracted drilling services with NJMC as needed. As of December 31, 2014 an account receivable existed with GCJV for $21,175.

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

As of December 31, 2015 and 2014, an account receivable existed with the Mill Joint Venture from Crescent for $3,109 and $33,846 respectively.

New Jersey Mining Company

Notes to Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2015and 2014.

At December 31, 2015 and 2014, the Company had deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax asset has been established at December 31, 2015 and December 31, 2014. The significant components of the deferred tax asset at December 31, 2015 and 2014 were as follows:

	December 31,	December 31,
	2015	2014
Deferred tax asset
Net operating loss carry forward	$3,436,000	$3,995,000
Exploration/development	798,000	834,000
Asset retirement obligation/accrual	11,000	9,000
Lease income	27,000	23,000
Total deferred tax assets	4,272,000	4,861,000
Valuation allowance	(4,153,000)	(4,171,000)
Net	119,000	690,000
Deferred tax liabilities
Acquisition of mineral interest Property, plant, and equipment	(90,000) (29,000)	(90,000) (600,000)
Total deferred tax liabilities	(119,000)	(690,000)
Net deferred tax asset	$0	$0

At December 31, 2015 and 2014 the Company had net operating loss carry forwards of approximately $9,623,000 and $8,754,000 respectively for both federal and the state of Idaho, which expire in the years 2018 through 2035.

The income tax benefit shown in the financial statements for the years ended December 31, 2015 and 2014 differs from the statutory rate as follows:

	December 31, 2015	December 31, 2014
Provision (benefit) at statutory rate	$(86,000)	$(499,000)
State taxes, net of federal taxes	(12,000)	(71,000)
Affect prior year restatement/adjustments	116,000	177,000
Increase (decrease) in valuation allowance	(18,000)	393,000
Total provision (benefit)	$0	$0

We are open to examination of our income tax filings in the United States and state jurisdictions for the 2013 through 2015 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. Certain tax positions taken in the 2013 through 2014 tax years could result in minor adjustments to our exploration and development costs for tax purposes. However, these adjustments would not result in a tax provision, but only revise to the net operating loss carry forward balance.

New Jersey Mining Company

Notes to Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2015 and 2014. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2015 or 2014.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the year ended December 31, 2014 and 2013, are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2013	11,000,000	$0.15
Issued in connection with private placement	10,200,000	0.10-0.20
Balance December 31, 2014	21,200,000	0.10-0.20
Expired	(11,000,000)	$0.15
Balance December 31, 2015	10,200,000	$0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

Stock Options

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire 3 years after resting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with these options. Of this $115,896 was recorded as a general and administrative expense in 2014 and $43,461 was recognized in 2015, at December 31, 2015 unrecognized compensation cost related to these options was $14,487 which is expected to be recognized over the next 0.25 years.

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

On December 12, 2014, 1,500,000 options were issued to management, 750,000 options vested immediately and the remaining 750,000 vested after one year. The options expire 5 years after their vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60% compensation cost of $99,558 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in both 2015 and 2014. At December 31, 2015, no unrecognized compensation cost related to these options remained. On December 12, 2014 an additional 250,000 options were issued to past President and CEO R. Patrick Highsmith with a vesting date of December 2015. As part of the resignation and release agreement those options are no longer valid.

New Jersey Mining Company

Notes to Financial Statements

11. Equity, continued

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016.The options expire 5 years after their corresponding vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining unrecognized compensation cost of $55,104 is expected to be recognized in 2016.

	Number of Options	Exercise Prices	Weighted Average Remaining Term
Balance January 1, 2014	0	0
Issued	4,500,000	$0.10-0.15	$0.12
Balance December 31, 2014	4,500,000	$0.10-0.15	$0.12
Exercisable at December 31, 2014	2,000,000	$0.10-0.15	$0.12
Cancelled	(250,000)	$0.15	$0.15
Issued	1,500,000	$0.10	$0.10
Balance December 31, 2015	5,750,000	$0.10-0.15	$0.11
Exercisable at December 31, 2015	4,250,000	$0.10-0.15	$0.12

Outstanding options had no intrinsic value at December 31, 2015.

Common Stock issued For Cash

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

No stock was issued for cash in 2015.

12. Related Party Transactions

Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. ("MSD"), a firm that has various related party transactions with the Company. Delbert Steiner was CEO and Director from August 29, 2013 to December 1, 2014, at that time he resigned as CEO and became Chairman of the Board and remained a director of the Company. John Swallow was President from August 29, 2013 to December 1, 2014, at that time he resigned as President and remained as a director of the company. The Company hired R. Patrick Highsmith as CEO, President, and a director of the Company on December 1, 2014. On May 4, 2015 R. Patrick Highsmith resigned as CEO, President, and a director of the Company. On May 4, 2015 Delbert Steiner was reappointed as CEO and remains as a director of the Company. On May 4, 2015, John Swallow was reappointed as President and remains as a director of the Company.

New Jersey Mining Company

Notes to Financial Statements

12. Related Party Transactions, continued

The Company had the following transactions with related parties:

•

In August 2012 the Company was extended a 48 month note payable by MSD, a Company in which our Company’s Vice President owns 10.4% at 12% interest for $223,806 to purchase property which had a total purchase price of $230,449. As of December 31, 2015 and 2014, $141,033 and $180,417, respectively, of this note remained. $44,378 in principal is payable within 1 year and the remaining $96,654 due after one year as follows: 2017-$50,007, 2018-$46,648. Monthly payments are $4,910.

•

In September 2014, the Company purchased a 2004 Pick-up from director Delbert Steiner for $7,500 in cash.

•

In the fourth quarter of 2015 the Company entered into a 120 month note payable to President John Swallow at 5% interest for $550,000 to purchase the outstanding interest in the GCJV (Note 15) and for continuing operations. As of December 31, 2015 $545,208 of this note remained with $43,736 in principal payable within 1 year and the remaining $501,472 due after one year as follows: 2017-$45,974, 2018-$48,326, 2019-$50,798, 2020-$53,397, and thereafter 302,977. Monthly payments are $5,834.

13. Investment in Marketable Security

In 2006, the Company purchased 1,875,000 common shares of Gold Crest Mines Inc for $7,500. 907,820 of these shares were sold prior to 2014. In 2014 the remaining 967,180 shares were sold for $28,610, the $24,741 over the remaining cost of $3,869 was recorded as a gain on the sale of marketable equity security. No shares remained at December 31, 2014.

14. Acquisition GF&H Company

On July 11, 2014, the Company completed its acquisition of two thirds of the issued and outstanding common shares of GF&H Company (“GF&H”). NJMC acquired GF&H to further its land holdings in the area of its Golden Chest Property.

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

New Jersey Mining Company

Notes to Financial Statements

14. Acquisition GF&H Company, continued

The consolidated statement of operations of the Company for the year ended December 31, 2014 includes expenses incurred by GF&H of $2,577 and no revenue since the acquisition date. GF&H has had minimal operating activity over the past several years

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the GF&H acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results. The amounts presented for the year ended December 31, 2014 represent the actual results for the period. It is assumed that GF&H had not revenue or expenses from January 1, 2014 to the acquisition date.

2014
Revenue:	$92,538
Operating expenses	(1,528,667)
Net loss from continuing operations	(1,436,129)
Net loss per common share, basic and diluted	.02

15. Acquisition of GCJV

In December of 2015 the Company became the 100% owner of the GCJV (Note 9). The Company received the 52.22% share of GCJV held by MUSA in exchange for $180,000 and a 2% NSR royalty payable to MUSA on all future gold production from the property. In addition to the assets of GCJV, a note payable of $1,250,000 for the patented mining claims was assumed by the Company.

A summary of the acquisition is as follows:

December 2, 2015
Consideration
Cash for MUSA’s 52.22% interest	$180,000
Assumed fair value of NJMC’s 47.77%	164,696
Total consideration	$344,696
Fair value of assets acquired
Cash	$524
Prepaid claim fees	9,946
Buildings and equipment	131,700
Golden Chest Mineral property	1,427,050
Fair value of liabilities
Note payable on property	(1,094,007)
Payables	(130,517)
Net assets acquired	$344,696

As the Company’s carrying value of their previously held 47.77% interest was Nil at the time of acquisition, a gain was recorded as remeasurement of previously held interest. The fair value of the remeasurement was established based upon the purchase price of 52.22% of GCJV held by MUSA for $180,000 which resulted in an impued full value for the property of $344,696 which implied that the original investment held a value of $164,696.

The note discount was calculated at an assumed rate of 10% for the remaining 10 quarterly payments on the full note value of $1,125,000 at the date of acquisition resulting in a discount of $155,992 to be amortized over the remainder of the note. At December 31, 2015 the balance remaining of the discount was $128,642.

The Company purchased the outstanding share in GCJV to consolidate ownership and facilitate exploration and mining plans going forward.

New Jersey Mining Company

Notes to Financial Statements

GCJV had minimal operating activity over the past several years with the exception of the lease of the Skookum project which in 2015 included $1,093,317 in depreciation expenses and lease payments of $125,000 per quarter that were made by Juniper.

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the GCJV acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at the beginning of the period presented, nor is it indicative of future operating results.

	2015	2014
Revenue	$1,891,173	$97,258
Operating expenses	(3,273,219)	(1,549,870)
Net loss from continuing operations	(1,382,046)	(1,452,612)
Amortization of discount on note payable	(96,110)	(158,873)
Net loss per common share, basic and diluted	$0.02	$0.02

16. Subsequent Events

On January 29, 2016 the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000. The purchase was made utilizing proceeds from a promissory note at 5% interest rate extended to the Company by President John Swallow (Note 12). Highland Mining, LLC is the other 50% owner of the JV.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Delbert Steiner, CEO

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

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended December 31, 2015.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	70	Chief Executive Officer & Director	8/29/2013 to 12/1/2014 and 5/2/2015 to present CEO and /8/29/2013 to present Director
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	49	President & Director	8/29/2013 to 12/1/2014 and 5/2/2015 to present President and 8/29/2013 to present Director
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	46	Vice President & Director	7/18/1996 to present
John Ferguson 13656 S. Tamarack Ridge Rd. Cataldo, ID 83810	50	Secretary	8/29/2013 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Delbert Steiner was named the Chief Executive Officer and Chairman of the Board of Directors of the Company on August 29, 2013. In December 2014 he resigned as Chief Executive Officer but maintained the Chairmanship of the Board of Directors of the Company. On May 2, 2015 he was reappointed as Chief Executive Officer and continues to maintain the Chairmanship of the Board of Directors of the Company. He holds a B.S. from Lewis Clark State College and a Juris Doctor from the University of Idaho. He has held the position of CEO and Chairman for the Vancouver based Premium Exploration, Inc. since 2005 and was responsible for day to day business and financial decision making. He practiced law for more than 25 years and has an extensive background in environmental and mining law, including permitting projects from the exploration to mining phases. Mr. Steiner’s extensive background in the mining industry and in operating a publicly traded company qualifies him to sit on the Board of the Company.

John Swallow was named the President and a Director of the Company on August 29, 2013. He resigned as president in December 2014 but maintained his position as a director of the Company. On May 2, 2015 he was reappointed as President and continues to maintain a position as a Director of the Company. He holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009 until November 2011 Mr. Swallow was self-employed. From January 2006 until September 2009 he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a chairman of a board and as a vice president of a corporation qualify him to sit on the Board of the Company.

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for New Jersey Mining Company since 1996, and worked for Newmont Mining previously. Currently he supervises the daily operations of the exploration program at the Golden Chest, the New Jersey Mill, engineering, and environmental permitting. His background in the mining industry includes open pit mining planning and supervision as well as various engineering and geotechnical tasks. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s day to day operations, and industry expertise qualifies him to sit on the Board of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Delbert Steiner, the Company’s Chief Executive Officer, John Swallow, the Company’s President, and Grant Brackebusch, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Delbert Steiner	2015	91,250			49,448				140,698
Executive Chairman	2014	76,250			55,225				131,475
John Swallow	2015				49,448				49,448
President	2014				55,225				55,225
Grant Brackebusch	2015	103,447			49,448				152,895
Vice Pres.	2014	87,891			55,225				143,116

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

Director Compensation

All Directors were also executive officers therefore their compensation as a director is included in the above Executive Officer Compensation table.

In 2015 and 2014, Option Awards were issued to the Directors for service as directors of the Company. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2016 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	13,277,003 1,550,000 (a)	13.58%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	8,600,000	9.430%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	13,277,003 1,550,000 (a)	13.58%

Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	1,150,000 1,250,000 (b)	2.20%

Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	290,633 indirect 752,860 direct 1,250,000 (c)	2.10%
Common	All Directors and Executive Officers as a group (3 individuals)	19,520,496	17.87%

(1) Based upon 94,760,148 outstanding shares of common stock 10,200,000 warrants, and 4,250,000 vested options at March 1, 2016.

a)

These shares are held in NFS/FMTC Roth IRA FBO John A. Swallow. The shares were purchased as part of the Company’s Regulation D Rule 506(b) equity offerings. Mr. Swallow purchased with personal funds 300,000 units as part of the Company’s Regulation D Rule 506(b) equity offering completed on August 13, 2014. Each unit purchased in the offering consisted of two (2) shares of the Company’s common stock and one (1) purchase warrant, each warrant is exercisable for one (1) share of the Company’s stock at $0.20 through August 13, 2017. By virtue of these purchases John A. Swallow holds 300,000 warrants. John Swallow also has the right to acquire 1,250,000 shares pursuant to options and an additional 500,000 options will vest between April 2016 and December 2016. John Swallow does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

b)

Delbert Steiner has the right to acquire 1,250,000 shares pursuant to options and an additional 500,000 options will vest between April 2016 and December 2016. Del Steiner does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

c)

Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 2,794,550 common shares of the Company. Grant Brackebusch has the right to acquire 1,250,000 shares pursuant to options and an additional 500,000 options will vest between April 2016 and December 2016. Neither MSD nor Grant Brackebusch has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with these options. Of this $115,896 was recorded as a general and administrative expense in 2014 and $43,461 was recognized in 2015, at December 31, 2015 unrecognized compensation cost related to these options was $14,487 which is expected to be recognized over the next 0.25 years. All options expire on April 30 three years after their vest date.

On December 12, 2014, 1,500,000 options were issued to management, 750,000 options vested immediately and the remaining 750,000 vested after one year. The options expire 5 years after their vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.65%, and expected volatility of 150.60% compensation cost of $99,558 is associated with these options. Of this $49,780 was recorded as a general and administrative expense in both 2015 and 2014. At December 31, 2015, no unrecognized compensation cost related to these options remained.

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016.The options expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining unrecognized compensation cost of $55,104 is expected to be recognized in 2016. All options expire on December 30, five years after their vest date.

These options that were awarded in 2015 and 2014 were for compensation as directors of the company and were recorded as management fees of $148,344 and $165,675 respectively.

Director Independence

The Board of Directors has determined that Delbert Steiner, John Swallow and Grant Brackebusch are not independent directors.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. At a Board of Directors meeting on September 21, 2004, the Directors approved an audit committee. The audit committee is currently vacant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2015 and December 31, 2014 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $44,274 and $47,402 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$3,335 in 2015 and $2,937 in 2014 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

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
10.12

Option Agreement dated October 9, 2015, between Registrant and Marathon Gold USA Corp., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 13, 2015.

10.13

Member Interest Purchase Agreement dated December 2, 2015, between Registrant and Marathon Gold USA Corp. and the Golden Chest LLC, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 4, 2015.

10.14	Resignation and Release of R. Patrick Highsmith dated May 4, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 7, 2015.
10.15	Registrant’s Grant of Options to Directors dated December 30, 2015, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 6, 2016.
14*	Code of Ethical Conduct.
21*	Subsidiaries of the Registrant
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed with the Registrant’s Form 10 on June 4, 2014.

**

Filed July 2, 2014

***

Filed March 31, 2015.

****

Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 28, 2016

By /s/ DELBERT STEINER

Delbert Steiner, Chief Executive Officer & Director

Date: March 28, 2016

By /s/ JOHN SWALLOW

John Swallow, President & Director

Date: March 28, 2016

By /s/ GRANT A. BRACKEBUSCH

Grant A. Brackebusch, Vice President & Director