Form 10-Q
period 2016-03-31
NEW JERSEY MINING CO
filed 2016-05-16
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Yes [  ] No [X]

On May 1, 2015, 94,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2016

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

17

Item 1.  LEGAL PROCEEDINGS

17

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

Item 3.  DEFAULTS UPON SENIOR SECURITIES

17

Item 4.  MINE SAFETY DISCLOSURES

17

Item 5.  OTHER INFORMATION

17

Item 6.  EXHIBITS

17

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets March 31, 2016 and December 31, 2015
ASSETS
	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,582	$62,275
Joint venture receivables	5,230	3,109
Note receivable	58,386	58,386
Milling receivables	34,426	40,577
Other current assets	20,427	40,350
Total current assets	130,051	204,697

Property, plant and equipment, net of accumulated depreciation	5,716,733	5,698,831
Mineral properties, net of accumulated amortization	1,980,440	1,907,089
Investment in joint venture	435,000
Deposit on equipment		13,982
Total assets	$8,262,224	$7,824,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,549	$58,267
Accrued payroll and related payroll expenses	15,228	14,513
Note and interest payable related parties, current portion	88,124	88,114
Notes payable, current portion, net of discount	549,377	488,435
Total current liabilities	756,278	649,329

Asset retirement obligation	29,979	28,656
Notes payable related parties, long term	1,001,231	598,127
Notes payable, long term, net of discount	611,870	731,940
Total long term liabilities	1,643,080	1,358,723

Total liabilities	2,399,358	2,008,052

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; December 31, 2015-91,760,148 shares and March 31, 2016-94,760,148 shares issued and outstanding	13,825,380	13,590,739
Accumulated deficit	(11,171,912)	(10,981,432)
Total New Jersey Mining Company stockholders’ equity	2,653,468	2,609,307
Non-controlling interests	3,209,398	3,207,240
Total stockholders' equity	5,862,866	5,816,547

Total liabilities and stockholders’ equity	$8,262,224	$7,824,599

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2016 and 2015
	March 31
	2016			2015
Revenue:
Gold sales		$29,351
Milling income		14,614		$391,120
Total revenue		43,965		391,120

Costs and expenses:
Milling		51,850		338,770
Exploration		41,423		47,057
Depreciation and amortization		2,098		48,919
Management		35,049		56,539
Professional services		50,686		60,777
General and administrative expenses		31,124		108,418
Total operating expenses		212,230		660,480
Operating income (loss)		(168,265)		(269,360)
Other (income) expense:
Timber expense		501
Royalties and other income		(200)
Interest income		(1,724)		(1,471)
Interest expense		11,207		11,638
Amortization of discount		12,454
Total other (income) expense		22,238		10,167
Income tax (provision) benefit
Net loss		(190,503)		(279,527)
Net loss attributable to non-controlling interests		(23)		(10,679)
Net loss attributable to New Jersey Mining Company		$(190,480)		$(268,848)

Net loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		93,837,071		91,760,148

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2016 and 2015
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(190,503)	$(279,527)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	2,098	48,919
Amortization of discount on note payable	12,454
Accretion of asset retirement obligation	1,323	1,323
Stock based compensation	24,641	27,458
Change in:
Joint venture receivables	(2,121)	(3,708)
Milling receivables	6,151	(109,885)
Other current assets	19,923	2,793
Interest payable		6,417
Accounts payable	45,282	57,457
Accrued payroll and related payroll expense	715	(7,325)
Interest payable related parties	10,209
Net cash (used) by operating activities	(69,828)	(256,078)

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,000)	(3,852)
Purchase of mineral property	(59,369)
Purchase of investment in joint venture	(225,000)
Deposits on equipment		(38,524)
Net cash (used) by investing activities	(304,369)	(42,376)

Cash flows from financing activities:
Borrowings on notes payable, related parties	400,000
Principal payments on notes payable	(71,582)	(1,314)
Principal payments on note payables, related parties	(7,095)	(9,410)
Contributions from noncontrolling interest	2,181
Net cash provided (used) by financing activities	323,504	(10,724)
Net change in cash and cash equivalents	(50,693)	(309,178)
Cash and cash equivalents, beginning of period	62,275	336,525
Cash and cash equivalents, end of period	$11,582	$27,347

Non-cash investing and financing activities
Shares of common stock issued for investment in joint venture	$210,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At March 31, 2016, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture (“NJMJV”), Golden Chest LLC Joint Venture (“GCJV”) and GF&H Company. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

2.

Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $190,503 for the first quarter of 2016 as well as an accumulated deficit, negative working capital, and a cash and cash equivalents balance of $11,582 at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, the Company did put the New Jersey Mill into production in 2015. In the first quarter of 2016 the mill has been maintained with minimal activity as the Company is proceeding with plans to both mine and mill ore from the Golden Chest property starting the second quarter if successful in raising the required startup funds.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.

Related Party Transactions

At March 31, 2016 and December 31, 2015 the Company had the following notes and interest payable to related parties:

	March 31, 2016	December 31, 2015

Mine Systems Design (MSD), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$137,500	$141,033

John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $475,973 in November 2017	541,646	545,208

John Swallow, Company president, 5% interest, principal and interest due January 2018	300,000

Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000

	1,079,146	686,241
Accrued interest payable	10,209

Total	1,089,355	686,241
Current portion	88,124	88,114
Long term portion	$1,001,231	$598,127

	Quarter Ended March 31,
	2016	2015
Related Party interest expense	$13,892	$5,319

4.

Joint Ventures

For joint ventures in which the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties, and the Company has significant influence, the equity method is utilized.

At March 31, 2016 and December 31, 2015, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2016			December 31, 2015
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	67%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GCJV”)	100%	Yes	Consolidated	100%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	NA	NA	NA

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) completed its buy-in for 35% of the NJMJV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. At March 31, 2016 and December 31, 2015, an account receivable existed with Crescent for $5,230 and $3,109, respectively, for monthly operating costs as defined in the JV agreement.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Golden Chest LLC Joint Venture

In December of 2015 the Company became the 100% owner of the Golden Chest property after purchasing the 52.22% share of GCJV held by a third party (Note 12).

Butte Highlands JV, LLC (“BHJV”)

On January 29, 2016 the Company purchased a 50% interest in BHJV from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000. The purchase was made utilizing proceeds from a promissory note at 5% interest rate extended to the Company by President John Swallow (Note.3) Highland Mining, LLC (“Highland”) is the other 50% owner of the joint venture. The company determine that it had no significant influence with the joint venture as Highland is funding the ongoing exploration program.

5.

Non-Controlling Interests

Non-controlling interests include Crescent’s interest in NJMJV (note 4) and other shareholders in GF&H Company of which the Company owns 66.2/3%. These interests changed as follows from December 31, 2015 to March 31, 2016:

	NJMJV	GF&H	TOTAL
Balance December 31, 2015	$3,145,585	$61,655	$3,207,240
Contribution from non-controlling interest	2,181		2,181
Net loss attributable to non-controlling interest		(23)	(23)
Balance March 31, 2016	$3,147,766	$61,632	$3,209,398

6.

Earnings per Share

For the three month periods ending March 31, 2016 and 2015, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 and 21,200,000 outstanding warrants, respectively, and 5,750,000 and 4,250,000 options to purchase common stock, respectively would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

7.

Property, Plant, and Equipment

Property, plant and equipment at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
Mill
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,209,440	4,209,440
	4,970,922	4,970,922
Less accumulated depreciation	(285,420)	(285,420)
Total mill	4,685,502	4,685,502

Building and equipment at cost	382,188	362,188
Less accumulated depreciation	(219,836)	(217,738)
Total building and equipment	162,352	144,450

Land
Bear Creek	196,204	196,204
Little Baldy	72,139	72,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total Land	868,879	868,879
Total	$5,716,733	$5,698,831

In the three month period ended March 31, 2015 $3,852 of interest was capitalized for the mill expansion project. No interest was capitalized for the mill expansion in 2016.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8.

Mineral Properties

Mineral properties at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,518,580	1,445,229
Toboggan	5,000	5,000
Less accumulated amortization	(8,267)	(8,267)
Total	$1,980,440	$1,907,089

In the three month period ended March 31, 2016 $6,253 of interest was capitalized for the Golden Chest development project.

9.

Notes Payable

At March 31, 2016 and December 31, 2015, notes payable are as follows:

	March 31, 2016	December 31, 2015
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2016, monthly payments of $474	$41,799	$42,726
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	103,604	105,196
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	69,531	76,097
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000	1,062,500	1,125,000
Total notes payable	1,277,434	1,349,019
Due within one year	635,811	572,806
Due after one year	$641,623	$776,213

Future principal payments of debt and related discount amortization at March 31, 2016 are as follows:

	Note	Discount	Net
1 year	$635,811	$(86,434)	$549,377
2 years	537,338	(29,753)	507,585
3 years	8,089		8,089
4 years	3,062		3,062
5 years	93,134		93,134
Thereafter
Total	$1,277,434	$(116,187)	$1,161,247

10.

Equity

Common Stock issued for Property

In the first quarter of 2016, 3,000,000 restricted shares of the Company’s common stock was issued to Timberline Resources in conjunction with the Company’s purchase of Timberline’s 50% interest in Butte Highlands JV (note 4). No shares of common stock were issued in 2015.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the period ended March 31, 2016. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired May 31, 2015	11,000,000	0.15
Balance December 31, 2015 and March 31, 2016	10,200,000	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

11.

Stock Options

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 will vest on December 30, 2016. The options expire 5 years after their corresponding vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015 and $13,776 was recognized in the first quarter of 2016. The remaining unrecognized compensation cost of $41,328 is expected to be recognized in the three remaining quarters of 2016.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire 3 years after resting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30%. Compensation costs recorded as a general and administrative expense of $10,865 was recognized in the first quarter of 2016. The remaining unrecognized compensation cost of $3,622 is expected to be recognized in the second quarter of 2016.

	Number of Options	Exercise Prices	Weighted Average Remaining Term (years)
Balance December 31, 2014	4,500,000	0.10-0.15	0.12
Cancelled	(250,000)	0.15	0.15
Issued	1,500,000	0.10	0.10
Balance December 31, 2015 and March 31, 2016	5,750,000	0.10-0.15	0.11
Exercisable at March 31, 2016	5,000,000	0.10-0.15	0.12

Outstanding options had no intrinsic value at March 31, 2016.

12.

Golden Chest Joint Venture

In December of 2015, the Company became the 100% owner of the Golden Chest Joint Venture (GCJV). The Company received the 52.22% share of GCJV held by a third party in exchange for $180,000 and a 2% NSR royalty on all future gold production from the property. In addition to the assets of GCJV, a note payable of $1,250,000 for the patented mining claims was assumed by the Company. The Company purchased the outstanding share in GCJV to consolidate ownership and facilitate exploration and mining plans going forward.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

The unaudited pro forma financial information below represents the combined results of the Company’s operations as if the GCJV acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have occurred if the acquisition had taken place at January 1, 2015, nor is it indicative of future operating results.

March 31, 2015
Revenue	$279,527
Operating expenses	(799,318)
Net loss from continuing operations	(193,195)
Net loss per common share, basic and diluted	$0.01

13.

Butte Highlands Joint Venture

On January 29, 2016 the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000. The purchase was made utilizing proceeds from a promissory note at 5% interest rate extended to the Company by President John Swallow (Note 3). Highland Mining, LLC is the other 50% owner of the joint venture. The Company purchased the interest in the BHJV to provide additional opportunities for exploration and development and expand the Company’s mineral property portfolio.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

Plan of Operation

The Company is utilizing its knowledge, experience, and operational capabilities to advance its cash flow focused mining, milling and royalty plan. The Company has the ability to evaluate mining and/or milling opportunities in addition to operating its New Jersey Mill (a mineral processing plant near Kellogg, Idaho), and conduct development and mining operations at its Golden Chest Mine near Murray, Idaho. The Company has been focused on project’s that have had considerable prior investment, as evidenced by the acquisition of 100-percent interest in the Golden Chest Mine and acquisition of its interest in Butte Highlands Joint Venture in early 2016. The Company has also conducted gold exploration in northern and central Idaho, western Montana, and evaluated new mining and/or milling opportunities around the western US.

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

During the first quarter of 2016, the Company completed purchase of 50-percent interest in the Butte Highlands Joint Venture from Timberline Resources Corp. (See Company news release dated February 1, 2016). This acquisition fits into our plans to build upon our portfolio of assets having considerable prior investment and a path toward cash flow potential and/or in which we might provide our expertise to help advance the project or to provide milling services.  More than $30-million has been invested at Butte Highlands to-date by Montana State Gold Company (“MSGC”) and prior funding partner, Highland Mining LLC.

Through Q1 of 2016 NJMC’s progress includes (See Company news release dated March 29, 2016):

•

Development of a small-scale, two-year mine plan at Golden Chest, focusing on easily-accessible near-mine ore, retaining all upside potential of up-dip, down-dip, and on-strike zones, as well as larger district-scale potential;

•

Purchase of underground haul truck and loader, receipt of long-lead electrical components, and agreement for use of BHJV-owned equipment, in anticipation of resumed production at Golden Chest.

•

Purchase of 50-percent interest in Butte Highlands Joint Venture (BHJV) which owns the Butte Highlands Gold Mine;

•

Signing Memorandum of Understanding with partner Highland Mining LLC for NJMC to assume control of Permitting and Management at BHJV.

The Company’s focus during most of 2015 was focused on maintaining and running the New Jersey Mill in support of mining operations at the Golden Chest Mine. In anticipation of processing ores from the Golden Chest Mine, the Company invested in certain upgrades and expansions to the New Jersey Mill. The Company added a gravity processing circuit to the mill and expanded the tailings impoundment facility, among other minor modifications and adjustments. Gold Hill commenced construction and underground development during the third quarter of 2014, delivering the first ore to the New Jersey Mill in December of 2014. Mining activities continued during the year until Gold Hill ceased operations September, 2015 (See Company news release dated, September 21, 2015).

In October, 2015, the Company entered into an agreement to acquire 100-percent interest in the Golden Chest Mine from Marathon Gold Corporation, its joint venture partner in the project. It was considered by both parties that the Golden Chest Mine should have consolidated ownership going forward. The agreement with Marathon was completed in December (See Company news release dated December 4, 2015). The Company rendered payments of $180,000 to

Marathon for its 52.22% interest in the Golden Chest Joint Venture and Marathon retained a 2% NSR on production from the Golden Chest, as well as an adjacent Area of Interest. An estimated $7-$9 million was spent by the lessee of the Skookum Shoot, which included mine development and infrastructure and any remaining mineralized material.

Also during the year, in May, 2015, the Company announced a realignment of management as it transitioned into an operating company to remain focused on cash flow and corporate overhead (See Company news release dated May 7, 2015).

In 2015, NJMC accomplishments and project milestones included (See Company news release dated March 29, 2016):

•

Completion of mine development at the Golden Chest property, by Juniper Resources under the Skookum lease, totaling approximately $7 to $9-million;

•

Completion of upgrades and commencement of commercial operations at the New Jersey Mill, achieving revenue of more than $1.8 million;

•

Commercial production, achieved by Juniper at the Golden Chest Mine, totaling 40,840 dry metric tonnes of ore produced at an average grade of 6.65 grams of gold per tonne;

•

Production of approximately 8,000 ounces of gold from Golden Chest ore at the New Jersey Mill, including approximately 500 ounces of gold from a cyanide leaching project which led to a series of recommendations for improving the concentrate leach circuit;

•

Consolidation of 100-percent ownership of the Golden Chest project, after the departure of Juniper, with the buy-out of former partner Marathon Gold;

•

Completed internal scoping study at Golden Chest, outlining plans for resumed production of unmined ore from the Juniper mine plan and from other easily accessible zones.

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at March 31, 2016 was $11,582 compared to $62,275 at the end of 2015.

Results of Operations

There was $43,965 in revenue in the three month period ending March 31, 2016 compared to $391,120 for the comparable period in 2015. The revenue in 2015 was from milling of ore at the Golden Chest Mine whereas minimal activity occurred in the first quarter of 2016. The net loss of $190,503 for the three month period ending March 31, 2016 compared to the net loss of $279,527 in the comparable period of 2015 are a result of reduced activity in the first quarter of 2016. In the first quarter of 2015 the Company was beginning to process the Golden Chest Ore.

The Company invested $191,374 in additional facilities at the mill in 2015 and processed ore from the Golden Chest (Skookum Project) that started production in December 2014 through the third quarter of 2015. The mining at the Golden Chest during this period was conducted by Gold Hill under a lease agreement. The Company plans to continue production at the Golden Chest in 2016 with the Company as operator of both the mine and the mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the period ended March 31, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling and mining operations, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured. We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents decreased as of March 31, 2016 compared to December 31, 2015 as a result of minimal revenue generating and fund raising activity in the quarter.

Other Current Assets

Other current assets decreased in the first quarter of 2016 as a result of the receipt of funds due the Company and accrued prepaid claim fees being recognized.

Property, Plant, and Equipment and Mineral properties, and Investment in Joint Venture

Property, plant, and equipment and mineral properties increased in the first quarter of 2016 because of equipment purchased in preparation for production at the Golden Chest property.

Investment in Joint Venture

Investment in Joint Venture increased in the first quarter of 2016 because of the acquisition of the 50% interest in the Butte Highlands JV.

Deposit on Equipment

Deposit on equipment has decreased in the first quarter of 2016 because electrical equipment for which a deposit was made has been received.

Accounts Payable

Accounts payable have increased as of March 31, 2016 compared to December 31, 2015 because of increased spending in anticipation of production at the Golden Chest.

Notes Payable Related Party

Notes payable related party increased as of March 31, 2016 compared to December 31, 2015 because two notes totaling $400,000 were extended to the Company, one by President John Swallow and additional one by Martha Bathgate, a major shareholder. The proceeds of the notes were utilized for the Butte Highlands joint venture purchase and continuing operations.

Gold Sales

Gold sales income increased in the first quarter of 2016 as a result leaching of materials from the New Jersey Mine property.

Milling Income

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Costs

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Depreciation

Depreciation decreased in 2016 compared to 2015 as a result of units of production depreciation calculations as the mill processes the Skookum ore in 2015.

General and Administrative Expenses

General and administrative expenses were lower in the first three months of 2016 compared to the comparable period of 2015 as a result of decreased activity at the Company.

Amortization of Discount

Amortization of discount is a new item related to the purchase of the Golden Chest property in December 2015 and the corresponding non-interest bearing liability that was assumed by the Company.

Milling Receivables

Milling receivables decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2016, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2016, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended March 31, 2016.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase. No shares of the Company’s stock were issued in the first quarter of 2015.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2016, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5.

 OTHER INFORMATION

None

Item 6.

 EXHIBITS

Number	Description
3.1	Articles of Incorporation. Filed as an exhibit to the registrant's registration statement on Form 10 (Commission File No. 000-28837) and incorporated by reference herein.
3.2	Bylaws. Filed as an exhibit to the registrant's registration statement on Form 10 (Commission File No. 000-28837) and incorporated by reference herein.
10.1	Member Interest Purchase Agreement of 50% Interest in Butte Highlands Joint Venture, LLC, dated January 29, 2016
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* as filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President

Date May 16, 2016

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: May 16, 2016