Form 10-Q
period 2016-06-30
NEW JERSEY MINING CO
filed 2016-08-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Yes [  ] No [X]

On August 1, 2016, 94,760,148 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

4

Consolidated Statements of Cash Flows (Unaudited)

5

Notes to Consolidated Financial Statements (Unaudited)

6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

12

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4:  CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

17

ITEM 1.  LEGAL PROCEEDINGS

17

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4. MINE SAFETY DISCLOSURES

18

ITEM 5.  OTHER INFORMATION

18

ITEM 6.  EXHIBITS

18

PART I-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets June 30, 2016 and December 31, 2015
ASSETS
	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$11,035	$62,275
Joint venture receivables	5,391	3,109
Note receivable	58,386	58,386
Milling receivables	31,450	40,577
Other current assets	42,295	40,350
Total current assets	148,557	204,697

Property, plant and equipment, net of accumulated depreciation	5,751,871	5,698,831
Mineral properties, net of accumulated amortization	1,986,740	1,907,089
Investment in joint venture	435,000
Deposit on equipment		13,982
Total assets	$8,322,168	$7,824,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,312	$58,267
Line of credit	31,865	-
Accrued payroll and related payroll expenses	1,162	14,513
Notes and interest payable related parties, current portion	87,233	88,114
Notes payable, current portion, net of discount	613,131	488,435
Total current liabilities	909,703	649,329

Asset retirement obligation	31,302	28,656
Notes and interest payable related parties, long term	1,093,912	598,127
Notes payable, long term, net of discount	488,642	731,940
Total long term liabilities	1,613,856	1,358,723

Total liabilities	2,523,559	2,008,052

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; December 31, 2015-91,760,148 shares and June 30, 2016-94,760,148 shares issued and outstanding	13,842,778	13,590,739
Accumulated deficit	(11,269,466)	(10,981,432)
Total New Jersey Mining Company stockholders’ equity	2,573,312	2,609,307
Non-controlling interests	3,225,297	3,207,240
Total stockholders' equity	5,798,609	5,816,547

Total liabilities and stockholders’ equity	$8,322,168	$7,824,599

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) For the Three and Six Month Periods Ended June 30, 2016 and 2015
		June 30, 2016		June 30, 2015
		Three Months	Six Months	Three Months	Six Months
Revenue:
Gold Sales		$48,312	77,663
Milling income			14,614	$872,250	$1,263,370
Total revenue		48,312	92,277	872,250	1,263,370

Costs and expenses:
Milling		43,337	95,187	431,519	770,290
Exploration		38,634	80,057	46,069	93,126
Depreciation and amortization		1,116	3,214	53,267	102,187
Management		21,102	56,151	80,118	136,657
Professional services		4,340	55,026	58,882	119,658
General and administrative expenses		25,718	56,842	59,963	168,331
Total operating expenses		134,247	346,477	729,818	1,390,249
Operating income (loss)		(85,935)	(254,200)	142,432	(126,879)
Other (income) expense:
Royalties and other income			(200)
Timber income		(42,011)	(42,011)
Timber expense			500	2,175	2,225
Royalties and other income
Interest income		(1,325)	(3,049)	(1,229)	(2,700)
Interest expense		28,868	40,077		11,638
Amortization of discount		12,454	24,908
Total other (income) expense		(2,014)	20,225	946	11,163
Income tax (provision) benefit
Net income (loss)		(83,921)	(274,425)	141,486	(138,042)
Net income (loss) attributable to non-controlling interest		13,633	13,609	(24,187)	(34,867)
Net income (loss) attributable to New Jersey Mining Company		$(97,554)	(288,034)	$165,673	(103,175)

Net loss per common share-basic and diluted	$	Nil	Nil $	Nil	Nil

Weighted average common shares outstanding-basic and diluted		94,760,148	94,298,610	91,760,148	91,760,148

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2016 and 2015
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(274,425)	$(138,042)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	3,214	102,187
Amortization of discount on note payable	24,908
Accretion of asset retirement obligation	2,646	2,645
Stock based compensation	42,039	46,620
Change in:
Joint venture receivables	(2,282)	(10,783)
Milling receivables	9,127	(181,873)
Other current assets	(1,945)	11,866
Interest payable	-	8,021
Accounts payable	118,045	101,040
Accrued payroll and related payroll expense	(13,351)	(4,843)
Milling advance	-	(50,000)
Interest payable related parties	27,001	-
Net cash (used) by operating activities	(65,023)	(113,162)

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,272)	(96,543)
Purchase of mineral property	(79,651)	-
Purchase of investment in joint venture	(225,000)	-
Net cash (used) by investing activities	(346,923)	(96,543)

Cash flows from financing activities:
Borrowings on notes payable, related parties	475,000	-
Borrowings under line of credit	31,865	38,497
Principal payments on notes payable	(143,512)	(5,917)
Principal payments on note payables, related parties	(7,095)	(19,104)
Contributions from noncontrolling interest	4,448	-
Net cash provided (used) by financing activities	360,706	(13,476)
Net change in cash and cash equivalents	(51,240)	(196,229)
Cash and cash equivalents, beginning of period	62,275	336,525
Cash and cash equivalents, end of period	$11,035	$140,296

Non-cash investing and financing activities
Shares of common stock issued for investment in joint venture	$210,000	-
Debt for equipment purchase	-	$92,320

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At June 30, 2016, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture (“NJMJV”), Golden Chest LLC Joint Venture (“GCJV”) and GF&H Company. Intercompany items and transactions between companies included in the consolidation are eliminated.

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

2.

Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $83,921 and $274,425 respectively for the three and six month periods ending June 30, 2016 as well as an accumulated deficit, negative working capital, and a cash and cash equivalents balance of $11,035 at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. See Note 15 Subsequent Events for funds raised after June 30, 2016

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.

Related Party Transactions

At June 30, 2016 and December 31, 2015 the Company had the following notes and interest payable to related parties:

	June 30, 2016	December 31, 2015

Mine Systems Design (MSD), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$137,500	$141,033

John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $475,973 in November 2017	541,644	545,208

John Swallow, Company president, 5% interest, principal and interest due January 2018	375,000

Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000

	1,154,144	686,241
Accrued interest payable	27,001

Total	1,181,145	686,241
Current portion	87,233	88,114
Long term portion	$1,093,912	$598,127

Related Party interest expense for the three and six month periods ending June 30, 2016 and 2015 is as follows:

June 30, 2016		June 30, 2015
3 months	6 months	3 months	6 months

$16,791	$30,682	$5,033	$10,353

4.

Joint Ventures

For joint ventures in which the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. For joint ventures in which the Company does not have joint control or significant influence, the cost method is used. For those joint ventures in which there is joint control between the parties and the Company has significant influence, the equity method is utilized.

At June 30, 2016 and December 31, 2015, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	June 30, 2016			December 31, 2015
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	67%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GCJV”)	100%	Yes	Consolidated	100%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	NA	NA	NA

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) completed its buy-in for 35% of the NJMJV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. At June 30, 2016 and December 31, 2015, an account receivable existed with Crescent for $5,391 and $3,109, respectively, for monthly operating costs as defined in the JV agreement.

Golden Chest LLC Joint Venture

In December of 2015 the Company became the 100% owner of the Golden Chest property after purchasing the remaining 52.22% share of GCJV previously held by a third party (Note 12).

Butte Highlands JV, LLC (“BHJV”)

On January 29, 2016 the Company purchased a 50% interest in BHJV from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner of the joint venture. The Company determined that it had no significant influence with the joint venture as Highland is funding the ongoing exploration program.

5.

Non-Controlling Interests

Non-controlling interests include Crescent’s interest in NJMJV (Note 4) and other shareholders in GF&H Company of which the Company owns 66 2/3%. These interests changed as follows from December 31, 2015 to June 30, 2016:

	NJMJV	GF&H	TOTAL
Balance December 31, 2015	$3,145,585	$61,655	$3,207,240
Contribution from non-controlling interest	4,448		4,448
Net income attributable to non-controlling interest		13,609	13,609
Balance June 30, 2016	$3,150,033	$75,264	$3,225,297

6.

Earnings per Share

For the three and six month periods ending June 30, 2016 and 2015, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 warrants and 5,750,000 stock options, and 10,200,000 warrants and 4,250,000 stock options, respectively would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

7.

Property, Plant, and Equipment

Property, plant and equipment at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30, 2016	December 31, 2015
Mill
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,209,440	4,209,440
	4,970,922	4,970,922
Less accumulated depreciation	(285,420)	(285,420)
Total mill	4,685,502	4,685,502

Building and equipment at cost	382,188	362,188
Less accumulated depreciation	(220,951)	(217,738)
Total building and equipment	161,237	144,450

Land
Bear Creek	232,457	196,204
Little Baldy	72,139	72,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total Land	905,132	868,879
Total	$5,751,871	$5,698,831

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

In the three and six month periods ended June 30, 2015 $11,868 and $15,720 of interest was capitalized for the mill expansion project. No interest was capitalized for the mill expansion or other capital projects in 2016.

8.

Mineral Properties

Mineral properties at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,524,880	1,445,229
Toboggan	5,000	5,000
Less accumulated amortization	(8,267)	(8,267)
Total	$1,986,740	$1,907,089

In the six month period ended June 30, 2016 $6,253 of interest was capitalized for the Golden Chest development project. No interest was capitalized for development in the six month period ended June 30, 2015.

9.

Notes Payable

At June 30, 2016 and December 31, 2015, notes payable are as follows:

	June 30, 2016	December 31, 2015
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2016, monthly payments of $474	$40,862	$42,726
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	101,968	105,196
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	62,675	76,097
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000	1,000,000	1,125,000
Total notes payable	1,205,505	1,349,019
Due within one year	698,866	572,806
Due after one year	$506,639	$776,213

Future principal payments of debt and related discount amortization at June 30, 2016 are as follows:

	Note	Discount	Net
1 year	$698,866	$(85,735)	$613,131
2 years	409,734	(17,997)	391,737
3 years	2,980		2,980
4 years	3,325		3,325
5 years	90,600		90,600
Thereafter
Total	$1,205,505	$(103,732)	$1,101,773

10.

Equity

Common Stock

In the first quarter of 2016, 3,000,000 restricted shares of the Company’s common stock was issued to Timberline Resources in conjunction with the Company’s purchase of Timberline’s 50% interest in Butte Highlands JV (Note 4). No shares of common stock were issued in the second quarter of 2016 or in the first six months of 2015.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the six month period ended June 30, 2016. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired May 31, 2015	11,000,000	0.15
Balance December 31, 2015 and June 30, 2016	10,200,000	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

11.

Stock Options

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 will vest on December 30, 2016. The options expire 5 years after their corresponding vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015 and $27,552 has been recognized in the first six months of 2016. The remaining unrecognized compensation cost of $27,552 is expected to be recognized in the second half of 2016.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire 3 years after vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Compensation costs of $173,844 are associated with these options.  Of this, $159,357 was recorded as a general and administrative expense in 2014 and 2015.  The remaining $14,487 has been recognized in the first six months of 2016

	Number of Options	Exercise Prices	Weighted Average Remaining Term (years)
Balance December 31, 2014	4,500,000	0.10-0.15
Cancelled	(250,000)	0.15
Issued	1,500,000	0.10
Balance December 31, 2015 and June 30, 2016	5,750,000	0.10-0.15	3.10
Exercisable at June 30, 2016	5,000,000	0.10-0.15	2.74

Outstanding options had no intrinsic value at June 30, 2016.

12.

Golden Chest Joint Venture

In December of 2015, the Company became the 100% owner of the Golden Chest Joint Venture (GCJV). The Company received the 52.22% share of GCJV previously held by a third party in exchange for $180,000 and a 2% NSR royalty on all future gold production from the property. In addition to the assets of GCJV, a note payable of $1,250,000 for the patented mining claims was assumed by the Company. The Company purchased the outstanding share in GCJV to consolidate ownership and facilitate exploration and mining plans going forward.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2015
	Three months	Six months
Revenue	$872,250	$1,263,370
Operating expenses	(1,259,330)	(2,188,242)
Net loss from continuing operations	(387,080)	(924,872)
Net loss per common share, basic and diluted	Nil	$0.01

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

14.

Line of Credit

The Company has available a line of credit with a maximum borrowing amount of $43,000. At June 30, 2016, the outstanding balance of the line was $31,865 bearing an interest rate of 7.5%.

15.

Subsequent Events

On July 13, 2016, the Company entered into a future gold purchase agreement with three of its officers (“the purchasers”) for net proceeds of $467,500 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 500 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill.

On July 29, 2016, the Company entered into a future gold purchase agreement through GVC Capital LLC for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 804 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill.

On August 8, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with its subsidiary G F & H Company (“GF&H”), whereby GF&H will merge into the Company and cease to exist. As of the date of the merger the Company owned 84% of GF&H. Pursuant to the terms of the Merger Agreement, the Company shall issue to GF&H minority shareholders 18,868 shares of the Company’s common stock for every one (1) share of GF&H common stock. In total, the Company will issue 145,760 shares of common stock valued at $21,864 to those minority GF&H shareholders. Completion of the merger is contingent upon GF&H obtaining shareholder approval of the Merger Agreement. GF&H is set to hold a special meeting of shareholders to consider the Merger Agreement on August 19, 2016.

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

The Company’s financial strategy is to generate cash flow from milling fees, royalties, and possible future mine operations (as they are developed) with a view toward building an asset base focused on cash flow and/or production, thus reducing reliance on the capital markets. NJMC seeks to minimize costs and share risks by forming joint ventures, mineral lease arrangements, partnerships and other forms of agreements with qualified mining industry players. In recent examples, the Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development funding from partners. The strategy includes finding and developing potential mineral deposits of significant quality and quantity to justify investment in mining and/or mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis. In 2014 and 2015 the Company received revenue from milling services, from royalties, and in management fees.

During the second quarter of 2016, the Company built upon progress made in the latter part 2015 and the first quarter of 2016 and focused largely on its goal to resume production at the Golden Chest. This included necessary permitting and site work along with raising the funding needed for the Golden Chest mine plan, as outlined the internal scoping study and subsequent mine plan.

Through the second quarter of 2016 NJMC’s progress includes:

•

Received permit to initiate open pit mining at Golden Chest (See Company news release dated June 21, 2016);

•

Advanced funding efforts for the future sale of gold at $935/ounce, to be paid back over 2.5 years in gold produced from the Golden Chest. The offering closed subsequent to end of quarter (See Company news release dated August 2, 2016).

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at June 30, 2016 was $11,035 compared to $62,275 at the end of 2015.

Results of Operations

There was $43,312 and $92,277 in revenue in the three and six month periods, respectively ending June 30, 2016 compared to $872,250 and $1,263,370 for the comparable periods in 2015. The revenue in 2015 was from milling of ore at the Golden Chest Mine whereas minimal milling activity occurred in the first and second quarters of 2016. The net loss of $83,921 and $274,425 for the three and six month periods ending June 30, 2016 compared to the net income of $141,486 and net loss of $138,042 in the comparable periods of 2015 are a result of reduced activity at the Company in 2016. In 2015 the Company was processing ore from the Golden Chest.

The Company invested $191,374 in additional facilities at the mill in 2015 and processed ore from the Golden Chest (Skookum Project) that started production in December 2014 through the third quarter of 2015. The mining at the Golden Chest during this period was conducted by Gold Hill under a lease agreement. The Company plans to resume production at the Golden Chest in the third quarter of 2016 with the Company as operator of both the mine and the mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the mill.

The audit opinion and notes that accompany our consolidated financial statements for the period ended June 30, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling and mining operations, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured. We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents decreased as of June 30, 2016 compared to December 31, 2015 as a result of minimal revenue generating and fund raising activity.

Investment in Joint Venture

Investment in Joint Venture increased in 2016 because of the acquisition of the 50% interest in the Butte Highlands JV.

Deposit on Equipment

Deposit on equipment has decreased in 2016 because electrical equipment for which a deposit was made has been received.

Accounts Payable

Accounts payable have increased as of June 30, 2016 compared to December 31, 2015 because of increased spending in anticipation of production at the Golden Chest.

Line of Credit

The Line of credit increased as of June 30, 2016 compared to December 31, 2015 because of short term utilization of the available credit line as the Company prepares to enter production at the Golden Chest and Mill.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses decreased as of June 30, 2016 compared to December 31, 2015 because of minimal employee activity prior to receiving funding in July 2016.

Notes and Interest Payable Related Party

Notes and interest payable related party increased as of June 30, 2016 compared to December 31, 2015 because two notes totaling $475,000 were extended to the Company, one by President John Swallow and additional one by Martha Bathgate, a major shareholder. The proceeds of the notes were utilized for the Butte Highlands joint venture purchase and continuing operations.

Gold Sales

Gold sales income increased in 2016 as a result leaching of materials from the New Jersey Mine property.

Milling Income

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Costs

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Depreciation and Amortization

Depreciation and amortization decreased in 2016 compared to 2015 as a result of units of production depreciation calculations as the mill processed the Skookum ore in 2015.

Management

Management expenses were lower in 2016 compared to the comparable period of 2015 as a result of management forgoing wages from May through July of 2016.

Professional Services

Professional services expenses were lower in 2016 compared to the comparable period of 2015 as a result of decreased discretionary funds available in 2016.

General and Administrative Expenses

General and administrative expenses were lower in 2016 compared to the comparable periods of 2015 as a result of decreased activity at the Company.

Timber Revenue

Timber revenue was higher in 2016 compared to the comparable periods of 2015 as a result of development at the GF&H property and the resulting log revenue from road building.

Interest Expense

Interest expense increased in 2016 compared to 2015 because interest expense in 2015 was capitalized as a part of the New Jersey Mill expansion.

Amortization of Discount

Amortization of discount is a new item related to the purchase of the Golden Chest property in December 2015 and the corresponding non-interest bearing liability that was assumed by the Company.

Milling Receivables

Milling receivables decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Advance

Milling advance decreased in 2016 compared to 2015 as it was related to the Skookum lease which was terminated in September 2015.

Interest Payable Related Party

Interest payable increased in 2016 related to the delayed interest payments on notes to related parties as a result of available funding shortages.

Purchase of Mineral Property

Purchase of mineral property increased in 2016 as development expenditures were made at the Golden Chest property in anticipation of resumed production.

Principal Payments on Notes Payable

Principal payments on notes payable increased as the Company began making payments on the Golden Chest property note in 2016.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2016, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2016, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended June 30, 2016.

PART II - OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

None

ITEM 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase. No additional shares were issued in the second quarter of 2016 nor were any shares of the Company’s stock issued in 2015.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2016, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date August 15, 2016

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: August 15, 2016

19