Form 10-Q
period 2016-09-30
NEW JERSEY MINING CO
filed 2016-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes [  ] No [X]

On November 1, 2016, 95,571,388 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMEBER 30, 2016

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

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4.MINE SAFETY DISCLOSURES

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

PART I-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets September 30, 2016 and December 31, 2015
ASSETS
	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$483,114	$62,275
Joint venture receivables	315	3,109
Note receivable	58,386	58,386
Milling receivables	70,232	40,577
Timber Receivable	4,977
Other current assets	61,577	40,350
Total current assets	678,601	204,697

Property, plant and equipment, net of accumulated depreciation	5,776,455	5,698,831
Mineral properties, net of accumulated amortization	2,009,913	1,907,089
Investment in joint venture	435,000
Reclamation bond	58,000
Deposit on equipment		13,982
Total assets	$8,957,969	$7,824,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,744	$58,267
Accrued payroll and related payroll expenses	30,975	14,513
Notes and interest payable related parties, current portion	90,638	88,114
Notes payable, current portion, net of discount	486,030	488,435
Forward gold contracts, current portion	887,943
Total current liabilities	1,669,330	649,329

Asset retirement obligation	32,624	28,656
Notes and interest payable related parties, long term	1,056,660	598,127
Notes payable, long term, net of discount	398,664	731,940
Forward gold contracts, long term	819,146
Total long term liabilities	2,307,094	1,358,723

Total liabilities	3,976,424	2,008,052

Commitments (Note 3 and 9)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2016-94,935,908 shares and December 31, 2015-91,760,148 shares issued and outstanding	13,913,760	13,590,739
Accumulated deficit	(12,079,656)	(10,981,432)
Total New Jersey Mining Company stockholders’ equity	1,834,104	2,609,307
Non-controlling interests	3,147,441	3,207,240
Total stockholders' equity	4,981,545	5,816,547

Total liabilities and stockholders’ equity	$8,957,969	$7,824,599

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) For the Three and Nine Month Periods Ended September 30, 2016 and 2015
		September 30, 2016			September 30, 2015
		Three Months		Nine Months	Three Months		Nine Months
Revenue:
Gold sales		$45,854		$123,518
Milling income		6,500		21,114	$603,129		$1,866,499
Total revenue		52,354		144,632	603,129		1,866,499

Costs and expenses:
Milling		51,241		146,428	379,201		1,149,491
Pre-development expenses		199,821		199,821
Exploration		32,772		112,829	50,599		143,725
(Gain) on forfeiture of milling advance					(125,000)		(125,000)
Depreciation and amortization				3,214	43,523		145,710
Management		45,923		102,074	50,896		187,553
Professional services		32,776		87,766	32,978		152,636
General and administrative expenses		42,520		98,285	59,139		227,470
Total operating expenses		405,053		750,417	491,336		1,881,585
Operating income (loss)		(352,699)		(605,785)	111,793		(15,086)
Other (income) expense:
Royalties and other income				(200)
Timber income		(52,252)		(52,252)	(22,847)		(22,847)
Timber expense				428	4,800		7,025
Interest income		(1,483)		(4,532)	(1,265)		(3,965)
Interest expense		20,760		60,837	11,018		22,656
Change in fair value of forward gold contracts		466,783		466,783
Amortization of note discount		42,249		67,157
Total other (income) expense		476,057		538,221	(8,294)		(2,869)
Income tax (provision) benefit
Net income (loss)		(828,756)		(1,144,006)	120,087		(17,955)
Net income attributable to non-controlling interest		9,702		23,311	9,414		44,281
Net income (loss) attributable to New Jersey Mining Company		$(838,458)		$(1,167,317)	$129,501		$26,326

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil $	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		94,855,670		94,485,652	91,760,148		91,760,148

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2016 and 2015
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,144,006)	$(17,955)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	3,214	145,710
Write off of equipment		2,762
Gain on forfeiture of milling advance		(125,000)
Amortization of discount on note payable	67,157
Accretion of asset retirement obligation	3,968	3,968
Stock based compensation	55,815	69,930
Change in fair value of forward gold contracts	466,783
Change in:
Joint venture receivables	2,794	(17,721)
Milling receivables	(34,632)	(90,935)
Timber receivables	(4,977)
Other current assets	(16,250)	(1,997)
Interest payable		9,625
Accounts payable	115,477	27,317
Accrued payroll and related payroll expense	16,462	(11,821)
Interest payable related parties	14,479	-
Net cash (used) by operating activities	(453,716)	(6,117)

Cash flows from investing activities:
Purchases of property, plant and equipment	(90,838)	(143,297)
Purchase of mineral property	(88,842)	-
Proceeds from option payment on property	10,000	10,000
Purchase of investment in joint venture	(225,000)	-
Acquisition of GF&H, net of gain recognized as equity transaction (Note 14)	41,333
Purchase of reclamation bond	(58,000)	-
Net cash (used) by investing activities	(411,347)	(133,297)

Cash flows from financing activities:
Milling advance		(75,000)
Proceeds from forward gold contracts	1,240,306
Borrowings on notes payable, related parties	475,000	-
Borrowings under line of credit, net		35,936
Principal payments on notes payable	(402,838)	(13,946)
Principal payments on note payables, related parties	(28,422)	(29,092)
Contributions from noncontrolling interest	1,856	-
Net cash provided (used) by financing activities	1,285,902	(82,102)

Net change in cash and cash equivalents	420,839	(221,516)
Cash and cash equivalents, beginning of period	62,275	336,525
Cash and cash equivalents, end of period	$483,114	$115,009

Non-cash investing and financing activities
Shares of common stock issued for investment in joint venture	$210,000	-
Shares of common stock issued for acquisition of GF&H (Note 14)	26,364
Debt for equipment purchase	-	$92,320

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

For further information, refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At September 30, 2016, the consolidated financial statements include the accounts of the Company, the accounts of our majority owned New Jersey Mill Joint Venture (“NJMJV”), Golden Chest LLC Joint Venture (“GCJV”) and GF&H Company. Intercompany items and transactions between companies included in the consolidation are eliminated. The outstanding ownership of GCJV was acquired by the Company in December 2015. In August 2016, the Company acquired the remaining 33.3% outstanding shares of GF&H and now owns 100% of GF&H (Note 14).

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

Pre-Development Activities

Pre-development activities involve cost incurred in the exploration stage that may ultimately benefit production, such as underground ramp development, pumping, and open pit development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. These cost are charged to operations as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2016 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

Going Concern

As shown in the accompanying financial statements, the Company had minimal revenue and a net loss of $828,756 and $1,144,006 respectively for the three and nine month periods ending September 30, 2016 as well as an accumulated deficit and negative working capital at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

2.

Related Party Transactions

At September 30, 2016 and December 31, 2015 the Company had the following notes and interest payable to related parties:

	September 30, 2016	December 31, 2015

Mine Systems Design (MSD), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$126,900	$141,033

John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $475,973 in November 2017	530,920	545,208

John Swallow, Company president, 5% interest, principal and interest due January 2018	375,000

Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000

	1,132,819	686,241
Accrued interest payable	14,479

Total	1,147,298	686,241
Current portion	90,638	88,114
Long term portion	$1,056,660	$598,127

Related Party interest expense for the three and nine month periods ending September 30, 2016 and 2015 is as follows:

September 30, 2016		September 30, 2015
3 months	9 months	3 months	9 months

$16,806	$47,488	$4,740	$15,093

An account payable existed with Butte Highlands LLC (Note 4) for $16,000 at September 30, 2016 for rental of some of Butte Highlands equipment being utilized at the Golden Chest.

3.

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

At September 30, 2016 and December 31, 2015, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2016			December 31, 2015
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	67%	Yes	Consolidated	67%	Yes	Consolidated
Golden Chest LLC Joint Venture (“GCJV”)	100%	Yes	Consolidated	100%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	NA	NA	NA

New Jersey Mill Joint Venture Agreement

In June of 2012, Crescent Silver Corp. (“Crescent”) completed its buy-in for 35% of the NJMJV with a cumulative $3.2 million contribution to bring the capacity of the mill to 15 tonnes/hr. At September 30, 2016 and December 31, 2015, an account receivable existed with Crescent for $315 and $3,109, respectively, for monthly operating costs as defined in the JV agreement.

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

4.

Non-Controlling Interests

Non-controlling interests include Crescent’s interest in NJMJV (Note 4) and other shareholders in GF&H Company of which the Company owned 66 2/3% until August 2016 at which time the Company acquired the outstanding shares in GF&H and dissolved GF&H. These interests changed as follows from December 31, 2015 to September 30, 2016:

	NJMJV		GF&H	TOTAL
Balance December 31, 2015	$3,145,585		$61,655	$3,207,240
Contribution from non-controlling interest	1,856			1,856
Net income attributable to non-controlling interest			23,311	23,311
Non-controlling interest purchased by the Company (Note 14)			(84,966)	(84,966)
Balance September 30, 2016	$3,147,441	$		$3,147,441

The Company purchased the outstanding shares of GF&H Company in the third quarter of 2016 and GF&H company was dissolved. See (Note 14).

5.

Earnings per Share

For the three and nine month periods ending September 30, 2016 and 2015, the effect of the Company’s potential issuance of shares from the exercise of 10,200,000 warrants and 5,750,000 stock options, and 10,200,000 warrants and 4,250,000 stock options, respectively would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

6.

Property, Plant, and Equipment

Property, plant and equipment at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30, 2016	December 31, 2015
Mill
Mill land	$225,289	$225,289
Mill building	536,193	536,193
Milling equipment	4,192,940	4,209,440
	4,954,422	4,970,922
Less accumulated depreciation	(283,920)	(285,420)
Total mill	4,670,502	4,685,502

Building and equipment at cost	397,295	362,188
Less accumulated depreciation	(220,951)	(217,738)
Total building and equipment	176,344	144,450

Land
Bear Creek	266,934	196,204
Little Baldy	62,139	72,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total Land	929,609	868,879
Total	$5,776,455	$5,698,831

In the three and nine month periods ended September 30, 2015 $575 and $16,295 of interest was capitalized for the mill expansion project. No interest was capitalized for the mill expansion or other capital projects in 2016.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.

Mineral Properties

Mineral properties at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,548,053	1,445,229
Toboggan	5,000	5,000
Less accumulated amortization	(8,267)	(8,267)
Total	$2,009,913	$1,907,089

In the nine month period ended September 30, 2016 $6,253 of interest was capitalized for the Golden Chest development project. No interest was capitalized for development in the nine month period ended June 30, 2015.

8.

Notes Payable

At September 30, 2016 and December 31, 2015, notes payable are as follows:

	September 30, 2016	December 31, 2015
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2016, monthly payments of $474	$40,376	$42,726
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	100,287	105,196
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	55,514	76,097
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000	750,000	1,125,000
Total notes payable	946,177	1,349,019
Due within one year	538,441	572,806
Due after one year	$407,736	$776,213

Future principal payments of debt and related discount amortization at September 30, 2016 are as follows:

	Note	Discount	Net
1 year	$538,441	$(52,411)	$486,030
2 years	280,480	(9,072)	271,408
3 years	35,667		35,667
4 years	3,595		3,595
5 years	87,994		87,994
Thereafter
Total	$946,177	$(61,483)	$884,694

9.

Equity

Common Stock

In the first quarter of 2016, 3,000,000 restricted shares of the Company’s common stock was issued to Timberline Resources in conjunction with the Company’s purchase of Timberline’s 50% interest in Butte Highlands JV (Note 4). In the third quarter of 2016 the Company issued 175,760 restricted shares of the Company’s common stock to outstanding shareholders of GF&H company as part of the acquisition of and dissolution of GF&H company (Note 14). No shares of common stock were issued in the first nine months of 2015.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

No transactions in common stock purchase warrants occurred during the nine month period ended September 30, 2016. The balance in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired May 31, 2015	(11,000,000)	0.15
Balance December 31, 2015 and September 30, 2016	10,200,000	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019

10.

Stock Options

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 will vest on December 30, 2016. The options expire 5 years after their corresponding vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015 and $41,328 has been recognized in the first nine months of 2016. The remaining unrecognized compensation cost of $13,776 is expected to be recognized in the fourth quarter of 2016.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire 3 years after vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Compensation costs of $173,844 are associated with these options.  Of this, $159,357 was recorded as a general and administrative expense in 2014 and 2015.  The remaining $14,487 has been recognized in the first nine months of 2016

	Number of Options	Exercise Prices	Weighted Average Remaining Term (years)
Balance December 31, 2014	4,500,000	0.10-0.15
Cancelled	(250,000)	0.15
Issued	1,500,000	0.10
Balance December 31, 2015 and September 30, 2016	5,750,000	0.10-0.15	2.85
Exercisable at September 30, 2016	5,000,000	0.10-0.15	2.49

Outstanding options had no intrinsic value at September 30, 2016.

11.

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

	September 30, 2015
	Three months	Nine months
Revenue	$603,129	$1,866,499
Operating expenses	(248,456)	(3,056,149)
Net loss from continuing operations	(248,456)	(1,189,650)
Net loss per common share, basic and diluted	Nil	$0.01

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12.

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

13.

Acquisition of GF&H Company

In the third quarter of 2016 the Company purchased the remaining one third of the outstanding shares in GF&H Company. The transaction was completed in August 2016 and GF&H Company was subsequently dissolved. The Company paid the outstanding shareholders of GF&H Company $27,341 in cash and 175,760 shares of the Company’s restricted stock valued at $0.15 per share ($26,364) for a total consideration of $53,705. On the date of the acquisition, the non-controlling interest had a basis of $85,547 resulting in a gain of $30,842 which was been recognized as an addition to equity. The Company purchased the outstanding shares of GF&H Company to consolidate the Company’s land holdings in the area of the Golden Chest property and provide additional opportunities timber revenue and mineral exploration.

14.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract Ophir Holdings LLC, a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 500 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill.

On July 29, 2016, the Company entered into a forward gold contract through GVC Capital LLC for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill.

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces each quarter. The cash payments will be based on current gold prices for the applicable quarter. Due to these provisions, the contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For the quarter ended September 30, 2016, the Company recognized a change in fair value of $466,783. The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

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

Plan of Operation

The Company is utilizing its business experience and operational capabilities to advance its diversified cash flow plan.

The Company’s strategy is to generate cash flow from milling fees, royalties, and possible future mine operations (as they are developed) with a view toward building an asset base focused on cash flow and/or production, thus reducing reliance on the capital markets. In recent examples, the Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development funding from partners. The strategy includes finding and developing potential mineral deposits of significant quality and quantity to justify investment in mining and/or mineral processing facilities. The Company’s primary focus is on gold with silver and base metals of secondary emphasis.

The Company has a portfolio of mineral properties including: the Golden Chest Mine (placed in production in the 4th quarter of 2016), the Butte Highlands Mine (50% carried interest), the New Jersey Mine (historic mine adjacent to the New Jersey Mill), and several exploration prospects including the McKinley, Eastern Star, and Toboggan projects. The Company is also the manager and majority-owner of the New Jersey Mill Joint Venture, which when in operation, is capable of processing both silver and gold ores through a 360 tonne per day (tpd) flotation plant.

In recent years, the Company has focused its efforts on the development and consolidation of ownership of the Golden Chest Mine. As detailed below, the Golden Chest Joint Venture leased out a portion of the Golden Chest Mine from 2013 to 2015, resulting in gold production of 8,000 ounces from the property. During this period the Company generated revenue from processing the Golden Chest ores at its mill and from a modest NSR royalty. In 2015, the Company’s milling activities contributed $1,886,421 to its consolidated revenue. The Company also conducted minimal exploration on its McKinley and Eastern Star projects during 2015. The Company is also examining other opportunities in the western USA to apply its development, operational, and processing expertise, including its recent purchase of a 50% interest in the Butte Highlands Gold Project near Butte, Montana.

During the third quarter of the 2016, building upon prior work and investment in the Golden Chest Project, the Company began development of the open pit, stockpiling and shipping ore, and dewatering of the underground workings. The Company also completed acquisition of the GF&H, a private company that holds 374 acres of patented mining claims near the Golden Chest Project.

Through the third quarter of 2016, NJMC’s progress includes:

•

Announced anticipated commencement of open pit mining operations (See Company news release dated July 15, 2016).

•

Completed financing and announced plans to resume production at the Golden Chest Mine (See Company news release dated August 02, 2016).

•

Completed acquisition of GF&H and began stockpiling of ore from the open pit at the Golden Chest (See Company news release dated August 30, 2016).

•

Discovered a new footwall vein in the open pit and ships first ore to the New Jersey Mill (See Company news release dated September 22, 2016).

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

•

Advanced funding efforts for the forward sale of gold at $935/ounce, to be paid back over 2.5 years in gold produced from the Golden Chest. The offering closed subsequent to end of quarter (See Company news release dated August 2, 2016).

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at September 30, 2016 was $483,114 compared to $62,275 at the end of 2015.

Results of Operations

There was $52,354 and $144,632 in revenue in the three and nine month periods, respectively ending September 30, 2016 compared to $603,129 and $1,866,499 for the comparable periods in 2015. The revenue in 2015 was from milling of ore at the Golden Chest Mine whereas minimal milling activity occurred in the first and second quarters of 2016. The net loss of $828,756 and $1,144,006 for the three and nine month periods ending September 30, 2016 compared to the net income of $120,087 and net loss of $17,955 in the comparable periods of 2015 are a result of reduced milling activity at the Company in 2016 and fair value adjustments related to the forward gold contracts entered into during July 2016.

The Company invested $191,374 in additional facilities at the mill in 2015 and processed ore from the Golden Chest (Skookum Project) that started production in December 2014 through the third quarter of 2015. The mining at the Golden Chest during this period was conducted by Gold Hill under a lease agreement. The Company has resumed production at the Golden Chest in the fourth quarter of 2016 with the Company as operator of both the mine and the mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from the Golden Chest mine and the mill.

The audit opinion and notes that accompany our consolidated financial statements for the period ended September 30, 2016, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We are operating a start-up mineral processing operation, but we also remain an exploration stage company that has incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without seeing increased revenue from our milling and mining operations, deferring payment on certain current liabilities, and/or raising additional funds. We believe that the going concern condition cannot be removed with confidence until the Company has entered into a business climate where the stability of our business is more assured. We currently have no historical recurring source of revenue and our ability to continue as a going concern is dependent on our ability to profitably execute our business plan or raise capital to fund our future exploration and working capital requirements. Our plans for the long-term return to and continuation as a going concern include growing milling revenues, sales of our common stock and/or debt, and the eventual profitable exploitation of our mining properties.

Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents increased as of September 30, 2016 compared to December 31, 2015 as a result of the proceeds from forward gold contracts and revenue from timber and milling.

Investment in Joint Venture

Investment in Joint Venture increased in 2016 because of the acquisition of the 50% interest in the Butte Highlands JV.

Reclamation Bond

Reclamation bond increased in 2016 because a reclamation bond has been set aside for the open pit at the Golden Chest.

Deposit on Equipment

Deposit on equipment has decreased in 2016 because electrical equipment for which a deposit was made has been received.

Accounts Payable

Accounts payable have increased as of September 30, 2016 compared to December 31, 2015 because of increased spending in anticipation of production at the Golden Chest.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses increased as of September 30, 2016 compared to December 31, 2015 because of increased employee activity related to the Golden Chest mining operation.

Forward Gold Contracts

Forward gold contracts for the future delivery of gold from the Golden Chest mine were entered into during July 2016.

Notes and Interest Payable Related Party

Notes and interest payable related party increased as of September 30, 2016 compared to December 31, 2015 because two notes totaling $475,000 were extended to the Company, one by President John Swallow and additional one by Martha Bathgate, a major shareholder. The proceeds of the notes were utilized for the Butte Highlands joint venture purchase and continuing operations.

Gold Sales

Gold sales income increased in 2016 as a result leaching of materials from the New Jersey Mine property.

Milling Income

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Costs

Milling income decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Pre-Development Activities

Pre-development activities in 2016 are expensed related to the ramp up for production at the Golden Chest mine We began operations at the mine during the fourth quarter of 2016.

Gain on Forfeiture of Milling Advance

Gain on forfeiture of milling advance was a one time income source as a result of the termination of the Skookum lease in September 2015.

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

General and Administrative Expenses

General and administrative expenses were lower in 2016 compared to the comparable periods of 2015 as a result of decreased activity at the Company for the majority of the year.

Timber Revenue

Timber revenue was higher in 2016 compared to the comparable periods of 2015 as a result of development at the GF&H property and the resulting log revenue from road building.

Interest Expense

Interest expense increased in 2016 compared to 2015 because interest expense in 2015 was capitalized as a part of the New Jersey Mill expansion. The increase in 2016 is also due to new borrowings from related parties.

Amortization of Discount

Amortization of discount is a new item related to the purchase of the Golden Chest property in December 2015 and the corresponding non-interest bearing liability that was assumed by the Company.

Joint Venture Receivables

Joint venture receivables decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Receivables

Milling receivables decreased in 2016 compared to 2015 as a result of termination of the Skookum lease in September 2015.

Milling Advance

Milling advance decreased in 2016 compared to 2015 as it was related to the Skookum lease which was terminated in September 2015.

Change in Fair Value of Forward Gold Contracts

Change in fair value of forward gold contracts is related to the forward contracts for the future delivery of gold from the Golden Chest mine that were entered into during in July 2016.

Timber Receivables

Timber receivables are related to logging on the GF&H property in 2016.

Interest Payable

Interest payable was related to a property financing in 2015.

Interest Payable Related Party

Interest payable increased in 2016 related to the delayed interest payments scheduled on two notes to related parties.

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

ITEM 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2016, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2016, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

The President and Principal Accounting Officer conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There was no material change in internal control over financial reporting in the quarter ended September 30, 2016.

PART II - OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

None

ITEM 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase. The Company issued 175,760 shares of unregistered common stock at $0.15 per share for a total consideration of $26,364 as part of the payment for the acquisition of the outstanding shares of GF&H Company. No shares of the Company’s stock were issued in 2015.

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

ITEM 4.

MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2016, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 14, 2016

By:   /s/ Delbert Steiner

Delbert Steiner,

its: Chief Executive Officer and Chief Financial Officer

Date: November 14, 2016

19