Form 10-K
period 2016-12-31
NEW JERSEY MINING CO
filed 2017-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes [ ]  No [X ]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2016 was $7,111,237.

On March 16, 2017 there were 105,418,759 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

3

GLOSSARY OF SIGNIFICANT MINING TERMS

4

PART I

6

ITEM 1.  DESCRIPTION OF THE BUSINESS

6

ITEM 2.   DESCRIPTION OF PROPERTIES

9

ITEM 3.  LEGAL PROCEEDINGS

20

ITEM 4.  MINE SAFETY DISCLOSURES

21

PART II

21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

21

ITEM 6.  SELECTED FINANCIAL DATA

23

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

23

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

47

ITEM 9A.  CONTROLS AND PROCEDURES

47

ITEM 9B.  OTHER INFORMATION

47

PART III

48

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

48

ITEM 11.  EXECUTIVE COMPENSATION

49

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

50

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

51

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

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

BUSINESS OF THE COMPANY

General Description of the Business

New Jersey Mining Company (“NJMC”) was incorporated in the State of Idaho on July 18, 1996. The business of the Company is to acquire and explore, develop, and/or operate mineral resource assets in the western United States. NJMC has focused to-date on mineral and/or mineral processing projects in the Belt Basin area of northern Idaho and western Montana with a primary focus on gold and a secondary focus on silver and base metals.

The Company’s portfolio of mineral properties includes:

•

the Golden Chest Mine (where gold production resumed in Q4 2016);

•

the Butte Highlands Mine (50% interest, “carried to production”);

•

the New Jersey Mine (historic mine, adjacent to the New Jersey Mill);

•

several exploration prospects including the McKinley, Eastern Star, and Toboggan projects.

In addition to mineral exploration and development, the Company is also the manager of the New Jersey Mill Joint Venture, which currently processes ore from the Golden Chest Mine and has capability to process both silver and gold ores through a 360 tonnes per day flotation plant.

The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. NJMC has also sought joint venture partners or mineral lessees that bring mine development expertise, such that more advanced projects in the Company’s portfolio may be put into production.

In recent years, the Company has focused its efforts on the development and consolidation of ownership of the Golden Chest Mine and now has 100-percent ownership of the project. Golden Chest Joint Venture leased out a portion of the Golden Chest Mine from 2013 to 2015, resulting in gold production of 8,000 ounces from the property. During this period the Company generated revenue from processing the Golden Chest ores at its mill and from a modest NSR royalty. In 2015, the Company’s milling activities contributed $1,886,970 to its consolidated revenue. The Company also conducted minimal exploration on its McKinley and Eastern Star projects during 2015.

In August 2016, the Company commenced small-scale open pit mining at the Golden Chest and began shipping ore to the New Jersey Mill in October. The open pit is located in an area of Idaho Vein outcrop, about 200 meters directly above the recently built mine portal. The open pit contains an estimated 13,000 tonnes of mineralized material at an average grade of 4.99 grams per tonne (gpt) gold, or approximately 2,100 ounces of recoverable gold, with potential for expansion.

Also in August 2016, the Company acquired the remaining 33.3% outstanding shares of GF&H which held a strategic land package near the Golden Mine Project and now owns 100% of GF&H. The New Jersey Mill Joint Venture and GF&H are consolidated subsidiaries.

NJMC’s strategy emphasizes the generation of cash from mining, milling, and royalties, and possible future mining to support its operations and growth. The Company also actively works to form joint ventures and partnerships in order to minimize cash needs associated with future growth. These growth opportunities may come from exploration of its own properties or from new acquisitions or ventures. This strategy, if successful, is less reliant on private placements of common stock or the sale of equity to qualified investors, though the Company’s exploration and development progress is still dependent on securing financing in one form or another.

Competitive Business Conditions

The Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. NJMC also competes with other mining companies for exploration properties and mining assets, such as for gold properties in the western United States. In recent years, the Company has been successful in forming a joint venture at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine and acquiring a 50% interest in the Butte Highlands Mine. Prior to consolidating 100% of the Golden Chest Mine the Company also received revenue on a per tonne basis for processing ores from the Golden Chest Mine in 2014 and 2015.

The year just ended, 2016, constitutes the third year of consistent milling production for the refurbished New Jersey Mill. The mill commenced limited operations in December of 2014, concluded those operations in September 2015 and restarted milling in October 2016. The New Jersey Mill joint venture agreement with Crescent Silver contemplated NJMC entering the mineral processing sector of the mining business, both to support mining operations at the Crescent Mine and possibly to provide contract milling services to other regional mining companies. Economic conditions and depressed commodity prices have prevented the commercial start-up of mining operations at the Crescent Silver Mine, but the Golden Chest Mine has continued to progress. In 2014 and 2015 NJMC was the operator and co-owner of the Golden Chest Mine, and acted as co-lessor on the Skookum Shoot mining lease. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator. The New Jersey Mill has little competition for contract milling within an approximate 175 mile radius; however, it is conceivable that fuel prices and other factors could expand the milling market of the Silver Valley region to include mills outside of the market.

The risks associated with the Company’s mining and milling operations include other risks typical of the mining industry, such as: operational effectiveness in the processing plan that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mining operations are unable to economically extract material to feed the milling operation. The Company manages these risks with detailed mine planning and extraction processes, a preventive maintenance program, installing experienced and technically proficient management. Typically during the ramp-up period, the rate of production is not steady-state, so costs on a per tonne basis may tend to be higher, putting economic pressure on operations. Therefore, the Company will actively manage the staff to bring operators on and off shift as production fluctuates during the ramp-up period.

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

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially it could lead to a loss of investor interest in the mineral exploration sector, which would make it more difficult to raise the capital necessary for the Company or other potential customers to move exploration and development plans forward.

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

Estimate of the Amount Spent on Exploration for the Last Two Years

During the years ended December 31, 2016 and 2015, the Company invested $284,657 and $200,587, respectively, on exploration activities.

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

The Idaho Department of Lands (IDL) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. NJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $95,000.  The Company submitted a reclamation plan to the IDL for its current open pit mining operation at the Golden Chest Mine. The plan was approved and the Company was required to post a reclamation bond of $58,000. This plan also calls for the grading of steep fill slopes and revegetation of disturbed land as well as erosion control measures and best practices.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of employees is 16 including its chief executive officer and vice president.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2017. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

COEUR D'ALENE
GOLDEN CHEST MINE
SPOKANE
MURRAY
WALLACE
NEW JERSEY MINE AND MILL
MISSOULA
HELENA
LEWISTON
IDAHO
MONTANA
BUTTE
GRANGEVILLE
ELK CITY
WASHINGTON
BUTTE HIGHLANDS JOINT VENTURE

Figure  - Project Location Map

GOLDEN CHEST PROJECT

Figure  - Photo of New Golden Chest Mine Portal in October 2014

Property Location

The Golden Chest Mine is an underground mine, an open pit mine, and an exploration project located about 1.5 miles east of Murray, Idaho, comprised of 25 patented mining claims (280 acres) and 70 unpatented claims (990 acres). The site is along USFS Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

NJMC owns 100% of Golden Chest LLC which owns the Golden Chest project. The Company consolidated its ownership in December 2015, purchasing Marathon Gold Corporation’s (“Marathon”) 52.22% stake for $180,000 along with a 2% NSR on production from the Golden Chest property, as well as an adjacent Area of Interest.

Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3.75-million. As of December 31, 2016, Golden Chest LLC had paid $3,000,000, and has agreed to pay the sellers $625,000 over the next year with one remaining $125,000 payment in 2018. The sellers have a first mortgage on the mine as security for future payments owing.

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper Resources LLC (“Juniper”). The agreement was later assigned to Gold Hill Reclamation and Mining Inc. (“Gold Hill”), a private Idaho corporation affiliated with Juniper, which built and operated a modern gold mine. In September 2015, Gold Hill ceased operations and terminated its lease, forfeiting the mine and infrastructure back to Golden Chest LLC.

Property History

The Golden Chest Mine was developed in the late-1800s or early-1900s as part of the early gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining operations on the Golden Chest property produced approximately 75,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest is considered to be the largest historic lode producer of gold in north Idaho,

Modern exploration of the Golden Chest area began in the late-1970s with several companies, including Cominco-American and Golden Chest Inc. (“GCI”), targeting gold and massive sulfides. Drill tests by GCI included a 200-foot hole from surface that intersected a 60-foot zone containing multiple low grade gold-bearing quartz veins.

Newmont Exploration Ltd. followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980s. A geochemical survey yielded soil samples from the mine area that were anomalous in both gold and arsenic, indicating a well-developed vein system. Newmont then drilled 35 shallow reverse-circulation and five core holes, establishing an historic resource, most of which is related the Idaho Vein system on the south end of the property.

Present Condition, Work Completed, and Exploration Plans

Exploration & Development by NJMC & Golden Chest LLC

NJMC first leased the property in 2003, then explored, drilled, and developed it over subsequent years, producing 8,400 tonnes of ore averaging 6.9 gpt gold, all of which was processed at its New Jersey Mill for total production of nearly 2,000 ounces of gold. From 2004 through 2008, the Company completed exploration core-drilling program at the Golden Chest totaling 3,415 meters of core during that period, successfully extending the Idaho Vein below the No. 3 Level. NJMC connected the historic No. 3 Level to the surface by driving a 440-meter ramp (the “North Ramp”), which was completed in 2008.

In 2010, NJMC terminated its operating leases to form Golden Chest LLC with Marathon. NJMC contributed certain mining claims, all geological data, and mining equipment to the venture, while Marathon contributed $4-million cash. As Marathon is a Canadian issuer, the joint venture operated and issued technical disclosures in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

In 2011, Golden Chest LLC completed the most aggressive exploration project in the history of the property, totaling 11,300 meters of surface drilling. Other work completed included the construction of a new core shed, construction of new roads, surface geological work, surface and underground surveying, underground exploration drifting, and mine rehabilitation. In 2012, Golden Chest LLC completed an additional 7,000 meters of drilling and exploration drifting on the Popcorn vein. Based on the results of those work programs, Golden Chest LLC delineated an updated gold resource and filed a technical report in compliance with NI 43-101.

The Juniper Lease & Mine Modernization

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper, which later reassigned the lease to Gold Hill, an affiliate company. Gold Hill began construction in Q3 2014, spending an estimated $7 to $9-million on mine development and infrastructure, building a modern gold mine that reached full production in May 2015. Mining activities continued until September 2015 when Gold Hill ceased operations and terminated its lease, forfeiting the mine and infrastructure back to Golden Chest LLC.

While in operation, NJMC processed Golden Chest ore at its New Jersey Mill, earning cash from milling fees and its share of a 2% net smelter return (“NSR”) royalty on gold production. In total, Gold Hill mined 40,840 dry metric tonnes of ore at an average grade of 6.70 gpt gold, resulting in production of approximately 8,000 ounces of gold.

The underground development performed by Gold Hill was based largely on prior exploration work done by Golden Chest LLC. Following lease termination, NJMC bought out Marathon’s interest in Golden Chest LLC in December 2015 for $180,000 and a 2% NSR royalty on production from the property and an adjacent Area of Interest.

Plans to Resume Underground Operations

In late-2015, NJMC launched an internal scoping study, outlining plans to resume production at the Golden Chest. The Company developed a two-year underground mine plan, focused on unmined ore from the Gold Hill mine plan and from other easily accessible zones, while retaining all upside potential of up-dip, down-dip, and on-strike extensions such as the Paymaster zone, as well as the larger, district-scale potential. The underground mine plan has a 3,000-tonne per month production target with all material to be processed at the New Jersey Mill.

In 2016, NJMC made and executed plans to resume underground mining at Golden Chest, purchasing an underground haul truck and loader, receiving long-lead electrical components, and, following the purchase of its interest in the Butte Highlands project, negotiated the use of certain equipment owned by the Butte Highlands Joint Venture. With the mine fully permitted and dewatering complete, NJMC plans to resume underground mining operations in early-2017. Including a planned ramp-up period, the Company expects to produce approximately 8,000 ounces of gold in the coming year.

Modern exploration, including nearly 30,000 meters of drilling, reveals seven NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Excellent mineralization potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. The Company is targeting the Paymaster and Joe Dandy ore shoots as its top exploration priorities for future mine expansion.

Recent data compilation efforts by NJMC have integrated all available modern exploration data from the property and across the Murray area, including work by Cominco, Newmont, NJMC, Golden Chest LLC, and the recent information provided by Gold Hill. Based on these studies and the Company’s own exploration results, Management believes the Golden Chest property has district-scale production potential for the longer term, not only near the recently constructed mine, but in areas of past exploration and historic production.

Open Pit Gold Production at Golden Chest

In 2016, NJMC used its scoping study, including tightly-spaced drill data in an outcrop area, to identify a mineable open pit directly above the main Golden Chest portal. Following the receipt of necessary permits, the Company began pit excavation and resumed gold production in Q3 2016 and resumed shipping ore to the New Jersey Mill in Q4 2016. The starter pit contains an estimated 13,000 tonnes of mineralized material at an average grade of 4.99 gpt gold, or approximately 2,100 ounces of recoverable gold, with potential for expansion.

While developing the open pit, excavation revealed three veins in the pit area: a hanging wall vein thought to be the Jumbo vein, the Idaho vein, and the newly-discovered Stevens Vein, with which most of the gold in the pit area is associated. A review of drill data suggests that the Stevens Vein may extend along strike to the north, potentially allowing for pit expansion and/or possible underground mineralization. Development of the open pit allowed the Company to resume gold production while the underground mine was dewatered.

While significant modern drilling, underground development, and pit excavation have resulted in industrial scale mining and recovery of gold, there are no mineral reserves at the Golden Chest, as recognized by the SEC.

Present Condition of Plant & Equipment

During the lease, Gold Hill made many improvements to the Golden Chest property including approximately 1,000 meters of underground development at a nominal cross section of 4 meters by 4 meters, the establishment of a secondary escape-way and ventilation raises, the installation of three-phase power, and many surface improvements such as a septic field and major new haul road to keep mine traffic separate from employee and visitor traffic. Gold Hill also constructed a 2500 square-foot steel-clad pole building which stands at the top of the most easterly driveway to the property and is used primarily for office space and core logging. A 600 square-foot steel-clad pole building, constructed by NJMC in 2005, is also present near the northern ramp portal.

Geology & Mineralization

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The gold mineralization is of a broad type known as orogenic gold, but it also appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principal vein being exploited at the Golden Chest Mine is associated with the Idaho Fault, which juxtaposes the quartzites of the upper Prichard Formation against finer-grained argillites, also of the upper Prichard Formation.

Veins occur in the Idaho Fault and to a lesser extent in its hangingwall and footwall. The mineralization occurs in two types of quartz veins that are generally conformable to bedding of the Prichard Formation of Proterozoic age. Thin-banded veins, occurring in argillite, contain visible gold, pyrite, arsenopyrite, galena, and sphalerite. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

NEW JERSEY MILL

Property Location

The New Jersey Mill is a fully-permitted, 360-tonne per day, flotation mill and concentrate leach plant (“CLP”) located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mill is located on the same property as the New Jersey Mine, adjacent to U.S. Interstate Highway 90 and easily accessed by local roads year-round. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Project Ownership

In 2011, NJMC signed a joint venture (“JV”) agreement with United Mine Services (“UMS”), a wholly-owned subsidiary of United Silver Corporation, to increase the capacity of the New Jersey Mill. UMS funded the mill expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. NJMC is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings and surface rights only over the patented mill site claim. Unpatented mill site claims are also part of the JV.

Present Condition of Plant & Equipment

Mill Expansion and Crescent Ore Processing

The mill expansion was completed in 2012, rendering the mill capable of processing 360 tonnes of sulfide ore per day (a four-fold increase) to produce a single flotation concentrate. The expansion cost approximately $3.2 million, all of which was funded by UMS under terms of the JV (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4-meter by 4.0-meter ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. Subsequent to the mill expansion, the New Jersey Mill processed 8,470 dry tonnes of silver ore from the Crescent Mine before operations ended.

In April 2014, Hale Capital Partners, through its subsidiary Crescent Silver LLC (“Crescent”), acquired the assets of UMS, including its stake in the New Jersey Mill JV, in a consensual foreclosure process. Therefore, Crescent is now the NJMC’s joint venture partner at the New Jersey Mill.

Mill Upgrades and Golden Chest Ore Processing

In September 2013, the Skookum Shoot portion of the Golden Chest Mine was leased to Juniper Resources LLC which, through its affiliate companies, developed a modern gold mine that reached full production in May 2015. NJMC processed Golden Chest ore at its New Jersey Mill, earning cash from milling fees and its share of a 2-percent net smelter return royalty on gold production.

Significant additional upgrades, including installation of a new gravity gold recovery circuit and a tune up the crushing, grinding, flotation, and tailings circuits were completed in 2014 in anticipation of ore deliveries from the Golden Chest Mine. From December 2014 through September 2015, 40,840 dry tonnes from the Golden Chest mine were successfully processed at the New Jersey Mill producing approximately 8,000 ounces of gold.

In addition to producing concentrates in 2015, NJMC leached approximately 10 tonnes of flotation concentrate, produced from Golden Chest ore, in the CLP at the New Jersey Mill. An improved leaching process that employs a Carbon-in-Leach finishing tank was tested, with objectives of reduced process time and increased gold recovery. Test results provided an understanding of which capital improvements to the leach circuit will be necessary to reach these objectives and also, as expected, confirmed that Golden Chest concentrates are amenable to leaching.

Current Ore Processing Operations

NJMC now has 100-percent ownership of the Golden Chest Mine Project. In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit development at the Golden Chest.

The mill recycles process water and utilizes a paste tailings disposal process patented by NJMC founder Fred Brackebusch to minimize impact on the environment. By implementing paste tailings processing methods, NJMC is able to recycle all of its process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. NJMC was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality in 2014 for its efforts to reduce pollution at the mill.

As of December 31, 2016, the Company had a net capital cost of $4,647,120 associated with the New Jersey Mill.

BUTTE HIGHLANDS PROJECT

Property Location

In January 2016, NJMC purchased a 50% interest in Butte Highlands Joint Venture LLC (“BHJV”) from Timberline Resources Corporation (“Timberline”). BHJV owns the Butte Highlands Gold Project, located 15 miles south of Butte, Montana, within a gold-producing region that includes several large gold deposits. The property can be accessed via State Highway 2 and county and USFS roads. Electricity and water are available on the property.

Property Ownership

The Butte Highlands property covers approximately 1,310 acres and includes 11 patented claims, 65 unpatented lode mining claims, and 20 unpatented mill-site claims. BHJV owns all of the unpatented lode mining claims and unpatented mill-site claims, along with mineral and/or surface rights to certain of the patented claims.

All of the private lands within the Butte Highlands property are patented lode and placer claims. BHJV is responsible for paying Montana state property taxes on all patented lands and for paying annual BLM maintenance fees on all unpatented mining claims.

Butte Highlands Joint Venture

In 2009, Timberline formed a 50/50 joint venture, the BHJV, with Highland Mining LLC (“Highland”) for the purpose of developing and mining the Butte Highlands property, with Highland to fund all mine development costs through to commercial production. In 2012, Montana State Gold Company LLC (“MSGC”) purchased Highland, assuming its project loan and its funding commitment.

NJMC purchased Timberline’s 50% “carried to production” interest in BHJV in 2016, with Highland funding all development costs and NJMC’s 50% share of costs to be paid from proceeds of future mine production. Proceeds are to be split on an 80/20 basis (to Highland and NJMC, respectively) until payback is reached, after which proceeds will be split evenly.

Property History

The Butte Highlands gold mine was an historic lode mine that produced an estimated 60,000 ounces of gold from 1937 until the War Production Board forced its closure at the onset of WWII. The property was later explored by Battle Mountain, Placer Dome, ASARCO, and Orvana in the 1980s and 1990s which, in total, drilled more than 30,000 meters at Butte Highlands, prior to its acquisition by Timberline in 2007.

In 2009, Timberline formed a 50/50 joint venture with Highland to create BHJV for the purpose of developing and mining the property. In 2009 and 2010, Timberline conducted surface exploration, drilling, and permitting work as Highland began building surface and underground infrastructure.

In 2011, BHJV completed an underground exploration ramp and a 16,000-meter underground core drilling program to support mine modeling, focusing on the upper portion of the “Old Mill Block” which has dimensions of approximately 85 meters along strike, 335 meters down dip, and a mineralized thickness of 2.5 to 4.5 meters. The program returned many significant mineralized intercepts, including a highlight of 4.4 meters grading 232 gpt gold.

A NI 43-101 compliant technical report for Butte Highlands was completed in May 2013 by Mine Development Associates of Reno, Nevada.

The project has experienced significant timeline delays due, in part, to miscalculations of the permitting process and other technical issues. Permitting advanced more effectively from 2013 to 2015 with the following critical milestones successfully achieved:

•

In July 2013, the Montana Department of Environmental Quality (“DEQ”) issued the final Montana Pollutant Discharge Elimination System (“MPDES”) water discharge permit;

•

In January 2015, the Montana DEQ authorized BHJV to construct and operate an underground gold mine by publishing positive Record of Decision (“ROD”) on Final Environmental Impact Statement (“EIS”);

•

In October 2015, the U.S. Forest Service (“USFS”) released its Final Decision Notice on haul road with a Finding of No Significant Impacts.

These milestones represent the final major hurdles to the receipt of necessary permits allowing the project to proceed. Final construction designs and completion of work will be required, along with bond payments, before final authority is granted to proceed with the proposed operation. Once final designs and road construction are complete, the USFS will grant authority to use local USFS roads for material haulage. Upon payment of the reclamation bond, the Hard Rock Operating Permit will be granted by the Montana DEQ.

Present Condition, Work Completed, and Exploration Plans

Prior to NJMC’s purchase of its stake in BHJV, the BHJV partners envisioned a 4 to 5-year mine life with estimated annual production of 30,000 to 35,000 ounces of gold. Mining was proposed to be conducted by cut and fill methods at a rate of 400 tons per day with a cut-off grade estimated at 4.8 gpt gold. Waste rock will be replaced underground as cemented rock backfill in the mined ore zones to supply geotechnical stability. Preliminary metallurgical testwork indicates recoveries of approximately 85% of the contained gold in a flotation concentrate. Based on a draft internal scoping study produced by Timberline, NJMC Management purchased the Company’s interest in Butte Highlands with a belief that the deposit has the potential to contain 300,000 to 500,000 ounces of gold.

NJMC bought its stake in BHJV in January 2016. In March 2016, the Company signed a Memorandum of Understanding (“MOU”) to modify the Operating Agreement that governs management of the Butte Highlands project. The non-binding MOU calls for NJMC, based on agreed to budgets and financing, to assume control of permitting and other day-to-day management functions. The Company and Highland have agreed to then formalize the MOU and execute a definitive agreement for purposes of moving the project forward and financing it into production.

NJMC intends to investigate the possibility of building and operating its own mill at Butte Highlands, as opposed to the existing plan of using USFS roads to haul material to a regional mill with excess capacity. On-site milling is expected to improve project economics but will involve additional permitting.

Present Condition of Plant & Equipment

Highland has invested nearly $40-million at Butte Highlands building a modern gold mine, including nearly a mile of underground mine development and construction of surface facilities, all of which are located on private lands owned by BHJV. Most surface facilities and infrastructure required for mining operations are already in place.

Geology & Mineralization

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey shale with higher-grade mineralization occurring within the sediments proximal to diorite sills and dikes. The project is within a favorable geologic domain that has hosted several multi-million ounce gold deposits.

NEW JERSEY MINE PROJECT

Property Location

The New Jersey Mine is an underground gold mine located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mine is adjacent to U.S. Interstate Highway 90 and is easily accessed by local roads year-round. The New Jersey Mill is located on the same property, providing a unique opportunity for small-scale production. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Property Ownership

At the New Jersey Mine and Mill complex, the Company owns 102 acres of private land with surface and mineral rights, 108 acres of private land with mineral rights only, 40 acres of private land with surface rights only, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The gold-bearing Coleman vein system, including the underground workings and the Coleman pit, are located on the patented mining claims that are wholly-owned by the Company and not part of the Mill Joint Venture.

Property History

In the late-1800s and early-1900s, New Jersey Mining and Milling (an unrelated company) drove more than 760 meters of development workings on the Coleman Vein and its northwest branch, including drifts, crosscuts, shafts, and raises. The historic development also included a 10-stamp gravity mill that was operated for a short period.

Present Condition, Work Completed, and Exploration Plans

Since 2001, NJMC has drilled 14 holes totaling 1,765 meters to explore the Coleman vein and associated zones. Drilling confirmed vein system continuity and resulted in the discovery of the broad, low grade (averaging about 0.70 gpt gold) Grenfel zone. The Company’s best intercept assayed 2.76 gpt gold over 12.5 meters, which included 6.80 gpt gold over 2.5 meters.

In 2008, the Company performed underground exploration on the Coleman vein at the 740 level, including 84 meters of drifting, with 20 meters along the vein before it was displaced by a fault. The Company also drill-tested the Scotch Thistle prospect, but a 400-meter program encountered only silicification and alteration with no significant gold mineralization. There are at least 14 gold prospects within or near the New Jersey Mine.

In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman vein. This raise was driven 12 meters vertically, leading to the extraction of 367 dry tonnes that assayed 2.68 gpt gold in processing at the New Jersey Mill.

NJMC has not conducted material work at the New Jersey Mine since 2010, but Company geologists are again evaluating the known gold-bearing veins and historic targets. With the New Jersey Mill actively processing ores from the Golden Chest Mine, the potential economics of nearby gold prospects may have improved materially.

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the project has no mineral reserves as recognized by the SEC.

As of December 31, 2015, the Company had a capitalized development plus investment cost of $215,127 associated with the mine.

Geology & Mineralization

The New Jersey Mine area is underlain by argillites and quartzites of the Prichard Formation [member of Belt Supergroup], which commonly hosts gold mineralization. The property occurs adjacent to and north of the major Osburn Fault, a major geological structure of the Coeur d’Alene Mining District. The Prichard Formation is divided into nine units of alternating argillites, siltites, and quartzites; the units exposed in the New Jersey Mine area appear to belong to the lower members. Gold mineralization is associated with sulfide-bearing quartz veins that cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennantite, galena, and sphalerite.

TOBOGGAN PROJECT

Property Location

The Toboggan project is comprised of 106 unpatented mining claims, more than 2,100 acres, north and northwest of Murray, Idaho. The property covers an orogenic gold system with structurally-controlled zones occurring primarily along a northwest-trending corridor, approximately 3 miles north of the Company’s Golden Chest Mine. The claims can be accessed seasonally via a USFS dirt road.

Property Ownership

The project is comprised of 106 unpatented mining claims and is wholly-owned by NJMC.

The Little Baldy prospect is under lease to Hecla Silver Valley, a subsidiary of Hecla. The lease covers 39 unpatented claims owned by NJMC that surround 139 acres of patented claims owned by Hecla, but for which NJMC owns the surface rights.

The lease has a 20-year term and calls for annual payments to NJMC of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due NJMC. The Company is currently in the fifth year of the lease. The annual requirement for 2017 is a payment of $15,000 and work commitment of $200,000 which will be paid by Hecla.

Property History

For the 2008 through 2010 exploration seasons, Toboggan was a joint venture between Newmont Mining Corporation (“Newmont”) and NJMC. Newmont generated and/or explored multiple prospects during the joint venture, including Little Baldy, Gold Butte, Mineral Ridge, Golden Reward, CA, Snowslide, Independence, and Progress. The Little Baldy prospect is under lease to Hecla Mining Company (“Hecla”).

The Little Baldy prospect was discovered when soil sampling by Newmont revealed a 700-meter by 300-meter gold anomaly. Follow-up rock sampling returned values of up to 2,130 gpt gold and more than 500 gpt tellurium, typical of the association of gold and tellurium found elsewhere at Toboggan. Five other surface rock samples from different locations averaged 26.6 gpt gold and 165 gpt tellurium.

The Gold Butte prospect has historic workings that include seven adits connected by a system of narrow roads. In 1941, ASARCO collected nine samples from within the workings, yielding an average grade of 6.4 gpt gold. The mineralized zone at Gold Butte outcrops over a strike length of at least 200 meters with a vertical extent of 120 meters. Soil sampling indicates the zone may continue north for at least another 400 meters, with a 75 to 90 meter width. Rock chip samples from Gold Butte have assayed up to 32.6 gpt gold in quartz vein and sulfidic breccia.

Historic workings at the Mineral Ridge prospect include six adits and several pits and trenches. In 1991, soil sampling by Nord-Pacific led to the discovery of a 1,650-meter by 240-meter gold anomaly. In 1992, a 9-hole, 850-meter RC drill program was completed with each hole intercepting mineralization ranging from anomalous gold to a 1.5-meter intercept of 18.9 gpt gold. More recently, NJMC discovered and mapped a new eastern zone, a sample of quartz-pyrite float from which assayed 38.4 gpt gold, 19.6 gpt silver, and 61.4 ppm tellurium.

The Golden Reward prospect was identified by soil sampling that outlined a 400-meter by 240-meter gold anomaly. A second mineralized zone (along with several smaller gold-in-soil anomalies) was discovered by soil sampling east of the main zone. High grade float contained visible gold and telluride minerals, assaying up to 67.6 gpt gold and more than 100 gpt silver.

In the 1980s, Cominco-American discovered a large geophysical anomaly, the CA prospect, covering about two square kilometers at a depth of 450 to 670 meters below surface. In 1987, Cominco-American drilled a 500-meter hole on the eastern edge of the anomaly, though it appears that the hole was too far east and to insufficient depth to intersect the anomaly.

The Progress prospect features historic workings and prospect pits on outcropping mineralization. The 40 samples taken at Progress included up to 73.7 gpt gold and 54.6 gpt tellurium from mine dumps and up to 42.0 gpt gold from prospect pits. A drill program planned by Newmont for 2010 was canceled due to permitting delays.

Present Condition, Work Completed, and Exploration Plans

Toboggan was an exploration joint venture between Newmont and the Company from March 2008 until March 2011. Newmont spent approximately $2-million and then exited the joint venture, quitclaiming all claims back to the Company, and returning the data generated from three seasons of exploration.

In 2008, Newmont completed a comprehensive early-stage exploration program including claim staking, soil sampling, rock sampling, geologic mapping, a ground-based geophysical survey at Gold Butte, and an airborne geophysical survey over the entire joint venture area.

In 2009, Newmont completed a 6-hole, 1,359-metre core drill program including two holes each at the Gold Butte, Mineral Ridge, and Golden Reward prospects. The best intercept occurred at Gold Butte where a near-surface pyritic quartz vein assayed 2.5 gpt gold over 4.0 meters, just 24 meters below surface. Thick intercepts of anomalous gold mineralization were drilled at Mineral Ridge and Golden Reward.

In 2010, Newmont completed eight shallow core holes and seven shallow RC holes. Six core holes were drilled at Gold Butte, intercepting a fault with anomalous gold mineralization. Two core holes were drilled at Mineral Ridge but were terminated due to difficult ground conditions. The RC holes were drilled at various locations near Toboggan Creek, on the Golden Reward, CA, and Snowslide, prospects, also returning anomalous gold.

After the 2010 exploration season, Newmont finally obtained the USFS permit necessary to drill its best targets, but terminated the joint venture before proceeding. No significant exploration has occurred at Toboggan since 2010.

With the resumption of mining operations at the Company’s nearby Golden Chest Mine, NJMC is re-evaluating the potential of the Toboggan project, but has no specific work plans at Toboggan for the upcoming year.

Toboggan is an early-stage exploration project with no mineral reserves as recognized by the SEC.

Geology & Mineralization

Gold mineralization at Toboggan is primarily hosted in the Prichard Formation. The gold is structurally-controlled in nature, occurring in discrete high-grade quartz veins or within wider zones of brecciation. There is a spatial relationship between the richest gold values and major structures within the district, such as the Murray Peak, Bloom Peak Fault, and Niagara faults. Some of the controlling structures may be related to the Idaho Fault, which hosts the gold veins at the Company’s Golden Chest Mine, further south. Geochemical analysis has revealed high tellurium levels associated with zones of higher-grade gold. The presence of telluride minerals along with alkaline intrusive rocks and areas of potassic alteration are consistent with alkalic-related orogenic gold systems.

McKINLEY PROJECT

Property Location

The McKinley property encompasses several historic mines and prospects in central Idaho, extending from just north of Riggins northward for nearly five miles. The property is easily accessible via public and private dirt roads off of US Highway 95.

Property Ownership

In 2013, NJMC acquired the McKinley property through its acquisition of Idaho Champion Resources (“ICR”).

The total property position is approximately 4,368 acres, which is comprised of the following:

A Purchase Option on the patented claims at the McKinley Mine (62 acres).  The patented mining claims that host the McKinley Mine are held under a purchase option with an exercise price of $285,000. NJMC can perform certain due diligence, including exploration drilling, prior to the exercise date, which has been extended to November 2017. Terms of the purchase require 10% to be paid on or before the exercise date with the remaining balance amortized over 15 years at a 5% interest rate with quarterly payments for 5 years followed by a balloon payment for the remaining balance. A prior lessee of the McKinley Mine (Ex. 10.5) is due a 1.0% to 2.0% NSR sliding scale royalty based on the price of gold, which is capped at a total of $500,000.

The Rupp Lease (Ex. 10.7), which consists of a much larger mineral lease (1,728 acres) and additional lands with certain rights for access and surface disturbance (1,518 acres).  An additional 3,246 acres is held through the Rupp Lease, including total surface and some mineral rights, that requires an annual rental payment of $6,100. If an ore reserve of 250,000 ounces of gold is achieved within the Rupp Lease, there is a 1% NSR royalty on future production less recoupment of capital costs. About 780 acres of the mineral rights subject to the Rupp Lease royalty are held through unpatented claims that also require an annual claim fee payment to the BLM.

A group of unpatented mining claims (1,060 acres).  These claims require an annual claim fee payment to the BLM.

During 2016, NJMC made a total of $15,100 in property option payments.

Property History

The McKinley project is located in the Simpson Mining District, which is mainly known for placer gold production although it also hosts several historic lode mines. The area was first worked in 1891 with intermittent activity and mine development over the following decades by unknown operators. After the Patent for the mine was granted in 1909, sporadic activity continued until the mine was shut down by the War Production Board at the onset of WWII.

While Hunt Energy performed limited sampling in the late-1970s and 1980s and Kennecott Exploration evaluated the property in the early-1990s, no other modern exploration is known to have occurred on the property before ICR started evaluating it in 2012.  ICR began assembling the McKinley land package in 2013, acquiring its larger components and entering into an Memorandum of Understanding for an option to purchase the McKinley Mine.  ICR was then acquired by NJMC under an Exchange Agreement in late-2013.

Present Condition, Work Completed, and Exploration Plans

Prior to the Exchange Agreement, ICR conducted surface exploration, including a ground magnetic survey over a large portion of the property, approximately 2.4 by 5.6 kilometers. The survey indicates that potentially major structures passing through the district are associated with some degree of demagnetization.  It also appears to indicate the mineralization at the McKinley Mine along with several potential target areas, including historic mines and prospects that extend for several miles along the known trend.

Subsequent rock chip sampling by NJMC identified two areas, outside the McKinley Mine area and along this trend, with significant gold mineralization in outcrop: the Monarch Zone, about one kilometer S-SW of the McKinley Mine, and along Fiddle Creek, which crosses the southern portion of the property. Both areas have had historic prospecting but no significant development and both areas exhibit carbonatization and quartz-carbonate veining along with visible gold and auriferous pyrite mineralization, similar to the McKinley Mine. Much of the ground between these prospects remains completely unexplored.

Of 285 rock chip samples collected by ICR and NJMC at the McKinley property, 49 samples returned gold values that exceeded 1 gpt, 32 samples exceeded 3 gpt, and 14 samples exceeded 10 gpt. Samples were collected over a broad area of the property, from both surface and underground, but primarily focused on its northern end, near the McKinley Mine. At the Monarch Zone, several samples returned high-grade gold with values up to 26 gpt. At Fiddle Creek, 10 of 20 samples exceeded 3 gpt gold with one sample exceeding 50 gpt gold.

NJMC also conducted geologic mapping at McKinley, both surface and underground. On the main level of the McKinley Mine, underground mapping depicts a series of coalescing mineralized faults. These intersecting structural features indicate the potential for hosting large, continuous blocks of high-grade gold mineralization.

In 2014, NJMC conducted a channel sampling program, cutting more than 150 meters of channel from mine ribs and stoped areas in three separate zones on the main mine level. Highlights included a 4.27-meter continuous channel that returned a weighted average of 47.0 gpt gold and a 1.74-meter continuous channel that returned a weighted average of 72.3 gpt gold. The Company used these results to guide an initial drill program.

Also in 2014, NJMC drilled 21 short, small-diameter (B sized) core holes totaling 388 meters from the main level of the McKinley Mine, where most of the historic production occurred. The holes were relatively short because of the use of a portable drill rig which NJMC custom engineered for the confined spaces of historic mine workings. While the custom drill has depth and angle limitations, it is also highly portable and does not require the construction of drill roads, realizing significant cost savings.

Eleven of the 21 drill holes encountered significant mineralization, including the following highlights:

●

DDH-02, which returned an 2.56-meter interval with a weighted average grade of 43.9 gpt gold

●

DDH-10, which returned an 3.44-meter interval with a weighted average grade of 18.5 gpt gold.

All channel sample and drill intervals reported are core length, not true thickness.

Although no significant work was performed at McKinley in 2016, the Company is preparing to resume exploration efforts in 2017. With historic production, widespread gold mineralization, and a mineralized trend that appears to be nearly three miles long, the Company’s exploration objective at its McKinley project is to evaluate its potential to host one or more high-grade gold deposits.

McKinley is an early-stage exploration project with no mineral reserves as recognized by the SEC.

Present Condition of Plant & Equipment

The McKinley Mine has four levels and approximately 1,190 meters of accessible underground workings that remain in good condition. The workings include two main levels separated vertically by approximately 90 meters with two intermediate sublevels, all of which are connected by a series of sub-vertical raises. There are other small historic mines on the property, one of which includes more than 360 meters of underground workings. There is no usable equipment at the various historic mine sites.

Geology and Mineralization

The McKinley Project is located within the rocks of the Riggins and Seven Devils Groups of the Blue Mountains Island-Arc Complex. Rocks of the accreted Riggins Group and Seven Devils Terrane are widely considered to be the source of coarse gold found in the extensive historic placer operations near Lucile. The types of gold mineralization encountered in the rock samples, channel samples, and drill core from McKinley contain both coarse and microscopic gold, which is associated with low to moderate levels of geochemical pathfinder elements such as silver, arsenic, copper, cobalt, nickel, and others. The McKinley Project covers an extensive area of alteration and mineralization that can be classified as an orogenic gold model, also known as quartz-carbonate vein type deposits.

EASTERN STAR PROJECT

Property Location

In 2014, NJMC acquired the Eastern Star property which consists of 11 patented lode mining claims about four miles west of Elk City in central Idaho. The property is easily accessible via improved dirt roads off of Idaho State Highway 14.

Property Ownership

NJMC acquired fee simple title to the property from Premium Exploration Inc. (“Premium”) for a purchase price of $250,818. In accordance with the note, the Company made two payments totaling $250,818 to complete the purchase. As part of the purchase agreement, an additional parcel was available to the Company with a final payment due in July 2015, but that option was not exercised by NJMC.

Property History

The Elk City Mining District is an historic gold mining region dating back to the 1860s that once supported more than 20 underground mines, including the Eastern Star, along with placer dredging operations. Modern exploration in the district by companies including Cypress-Amax, Kinross Gold, and Bema Gold has focused on near-surface bulk tonnage gold potential, while the many smaller-scale high-grade gold occurrences have largely been ignored.

In recent years, prior operator Premium collected grab samples from three separate locations, representing nearly one-half mile of mineralized trend. Of 25 grab samples, nine returned gold values greater than 16.9 gpt. Premium then drilled three core holes at Eastern Star, targeting a bulk mineable gold deposit.

Present Condition, Work Completed, and Exploration Plans

After acquiring the property in 2014, NJMC completed initial mapping and sampling programs, following up with a trenching program to help trace structures and map vein locations as there is little exposed outcrop on the property.

Company geologists identified several quartz veins that had been exploited by historic prospect pits and small shafts. Surface grab samples from these veins confirmed the widespread presence of high-grade gold within mineralized quartz vein material. Of 27 samples collected by the Company over multiple vein zones, 12 returned gold values exceeding 5.5 gpt with five of those exceeding 17.0 gpt. Individual samples from five of the zones assayed greater than 6.5 gpt gold. Two samples from a previously un-prospected area returned gold values of 53.8 gpt and 68.9 gpt. A sample from another previously un-prospected area returned 12.3 gpt gold.

As the rocks on the property are deeply weathered, the Company performed an 880-meter trenching program to access fresher rock. The channel samples intercepted notable gold mineralization including contiguous samples up to 10.4 meters of 2.25 gpt gold and 6.4 meters of 7.97 gpt gold (which included 4.3 meters of 11.34 gpt gold). Grab samples from within the trenched material returned values of up to 35.9 gpt gold.

In 2015, NJMC continued with limited mapping and sampling at Eastern Star, with the intent of extending known vein systems generating additional targets for a comprehensive core drill program. Although no significant work was performed at Eastern Star in 2016, the Company is preparing to resume exploration efforts in 2017. The Company’s exploration objective at Eastern Star is to evaluate its potential for high-grade gold-bearing quartz veins, similar to those that led to limited historic production and patenting of the mineral claims.

Eastern Star is an early-stage exploration project with no mineral reserves as recognized by the SEC.

ITEM 3. LEGAL PROCEEDINGS

On March 19, 2015, Crescent Silver, LLC, an affiliate of Hale Capital Partners, LP and minority owner of the New Jersey Mill Joint Venture, filed an action against the Company as manager of the mill, seeking damages for, among other claims, alleged breach of the Joint Venture Agreement in connection with meetings, programs, budgets, and the milling of ore from the Company’s properties. The plaintiff seeks damages in excess of $75,000, as claimed in the complaint, which was filed in the Federal District Court of Idaho. On November 30, 2015, the United States District Court of Idaho entered an order dismissing the lawsuit. The court granted the Company’s Motion to Dismiss Pursuant to FRCP 12(b)(1) for lack of subject matter jurisdiction and gave Crescent Silver, LLC leave to amend its complaint within 14 days of the court’s order in order to plead diversity jurisdiction. Crescent Silver, LLC did not amend its complaint, and therefore, the court dismissed the lawsuit. Because the court dismissed the lawsuit on jurisdictional grounds, Crescent Silver, LLC is not barred from re-filing the claim in state court, where there is not a similar diversity requirement. While the outcome of any litigation is difficult to predict, the Company believes the claims are without merit and the Company is vigorously defending the lawsuit as manager of the New Jersey Mill Joint Venture.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2016, the Company did not have a citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2016	High Bid	Low Bid
First Quarter	$0.10	$0.05
Second Quarter	$0.12	$0.07
Third Quarter	$0.15	$0.09
Fourth Quarter	$0.15	$0.09
Year Ending December 31, 2015	High Bid	Low Bid
First Quarter	$0.11	$0.07
Second Quarter	$0.12	$0.05
Third Quarter	$0.10	$0.02
Fourth Quarter	$0.09	$0.02

Shareholders

As of March 16, 2017 there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

On April 30, 2014, 2,250,000 options were granted to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire after 3 years. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,250 is associated with the options. Of this $115,896 was recorded as a general and administrative expense in 2014 and $43,461 was recognized in 2015, at December 31, 2015 unrecognized compensation cost related to these options was $14,487 and it was recognized in 2016. All options expire on April 30, three years after their vest date.

On December 1, 2014, 500,000 options, which vested immediately, were granted to Patrick Highsmith in connection with employment as the Company’s President/CEO. These options expired after 2 years. Each option allowed the holder to purchase one share of the Company’s stock at $0.11 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of two years, a risk free rate of 0.49%, and expected volatility of 158.10% compensation cost of $36,250 is associated with the options and was recorded as a general and administrative expense in 2014. These options expired December 1, 2016.

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

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016.The options expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining unrecognized compensation cost of $55,104 was recognized in 2016. All options expire on December 30, five years after their vest date.

In the fourth quarter of 2016 2,750,000 options were granted to management, directors, consultants, and employees of the Company. 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vest in 2017. The options expire three years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of between 0.91% and 1.47%, and expected volatility of between 147.1% and 148.2%, a compensation cost of $268,031 is associated with the options. Of this, $151,148 was recorded as a general and administrative expense in 2016. The remaining unrecognized compensation cost of $116,889 is expected to be recognized in 2017.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,500,000	$0.13	0
Equity compensation plans not approved by security holders	0	0	0
Total	7,500,000	$0.13	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid//offer price as quoted by the OTC Market.

For the year ended December 31 2015 no shares of stock were issued by the Company. For the year ended December 31, 2016, the Company issued 1,075,000 shares of restricted common stock for cash resulting in net proceeds of $92,500 and an average net proceed price of $0.086 per share. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

For the year ended December 31, 2016 the Company issued 500,000 shares pursuant to the exercise of options at $0.10 per share for $50,000. During the year ended December 31, 2016 the Company issued 3,000,000 shares of common stock for the purchase of Butte Highlands at $0.07 per share for a value of $210,000 and 175,760 shares of common stock for the acquisition of GF&H at $0.15 per share for a value of $26,364.

During the year ended December 31, 2016, the Company issued 682,796 shares of its common stock valued at $71,507 for professional services. Fair value was based on the trading price of the Company’s stock on the dates of each transaction.

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

The Company’s plan of operation is to generate cash flow primarily from current and future mine operations (as they are developed) - with a view toward building an asset base focused on cash flow and/or production, thus reducing reliance on the capital markets. The Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development funding from partners. This strategy includes finding, evaluating, and developing potential mineral deposits of significant quality and quantity to justify investment in mining and/or mineral processing facilities, preferably following considerable prior investment and advancement (de-risking) by others. The Company’s primary focus is on gold with silver and base metals of secondary emphasis.

The Company has a portfolio of mineral properties including: the Golden Chest Mine (placed in production in the 4th quarter of 2016), the Butte Highlands Mine (50% carried interest – acquired during the first quarter of 2016), the New Jersey Mine (historic mine adjacent to the New Jersey Mill), and several exploration prospects including the McKinley,

Eastern Star, and Toboggan projects. The Company is also the manager and majority-owner of the New Jersey Mill Joint Venture, which when in operation, is capable of processing both silver and gold ores through a 360 tonne per day (tpd) flotation plant. The New Jersey Mill is currently processing ore from the Golden Chest.

In early 2016, following consolidation of ownership of the Golden Chest property, the Company focused its efforts on development and advancing the Golden Chest property toward production. As part of its business plan to resume operations at the Golden Chest, the open-pit portion of the Golden Chest property was placed into production during the fourth quarter of 2016, with the first shipments of gold concentrate produced during the latter part of the quarter and shipped during the first quarter of 2017. As detailed below, and prior to consolidation of the property in early 2016, the Golden Chest Joint Venture leased out a portion of the Golden Chest Mine from 2013 to 2015, resulting in gold production of 8,000 ounces from the property.

During the fourth quarter of 2016, following continued work and investment in the Golden Chest project, through mid-December approximately 6,000 tonnes of ore from the open-pit had been processed at the New Jersey Mill with an average head grade of 3.8 grams per tonne (gpt) gold and average recoveries of 82-percent. Open-pit mining operations progressed from the 1116 level down to the recently blasted 1081 and 1078 benches which provided approximately 4,500 tonnes of ore and, as expected, returned assays of 4.5 to 5.0 gpt gold. The first 20-tonne wet metric concentrate shipment from the New Jersey Mill was produced during the quarter and shipped in mid-January. Dewatering of the underground mine was nearly complete during the quarter and more permanent mining equipment and mine ventilation components were installed, with underground mining operations scheduled to resume early in 2017.

Through the fourth quarter of 2016, NJMC’s progress includes:

●

Announced that it will target the drill-tested Paymaster and Joe Dandy Ore Shoots as its top exploration priority for future expansion (See Company news release dated December 09, 2016).

●

Announced that gold production has resumed at its Golden Chest Mine and New Jersey Mill (See Company news release dated October 25, 2016).

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

●

Announced anticipated commencement of open pit mining operations (See Company news release dated July 15, 2016).

●

Completed financing and announced plans to resume production at the Golden Chest Mine (See Company news release dated August 02, 2016).

●

Completed acquisition of GF&H and began stockpiling of ore from the open pit at the Golden Chest (See Company news release dated August 30, 2016).

●

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

●

Received permit to initiate open pit mining at Golden Chest (See Company news release dated June 21, 2016);

●

Advanced funding efforts for the forward sale of gold at $935/ounce, to be paid back over 2.5 years in gold produced from the Golden Chest. The offering closed subsequent to end of quarter (See Company news release dated August 2, 2016).

During the first quarter of 2016, the Company completed purchase of 50-percent interest in the Butte Highlands Joint Venture from Timberline Resources Corp. (See Company news release dated February 1, 2016). This acquisition fits into our plans to build upon our portfolio of assets having considerable prior investment and a path toward cash flow potential and/or in which we might provide our expertise to help advance the project or to provide milling services. More than $30-

million has been invested at Butte Highlands to-date by Montana State Gold Company (“MSGC”) and prior funding partner, Highland Mining LLC.

Through Q1 of 2016 NJMC’s progress includes (See Company news release dated March 29, 2016):

●

Development of a small-scale, two-year mine plan at Golden Chest, focusing on easily-accessible near-mine ore, retaining all upside potential of up-dip, down-dip, and on-strike zones, as well as larger district-scale potential;

●

Purchase of underground haul truck and loader, receipt of long-lead electrical components, and agreement for use of BHJV-owned equipment, in anticipation of resumed production at Golden Chest.

●

Purchase of 50-percent interest in Butte Highlands Joint Venture (BHJV) which owns the Butte Highlands Gold Mine;

●

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

●

Completion of mine development at the Golden Chest property, by Juniper Resources under the Skookum lease, totaling approximately $7 to $9-million;

●

Completion of upgrades and commencement of commercial operations at the New Jersey Mill, achieving revenue of more than $1.8 million;

●

Commercial production, achieved by Juniper at the Golden Chest Mine, totaling 40,840 dry metric tonnes of ore produced at an average grade of 6.65 grams of gold per tonne;

●

Production of approximately 8,000 ounces of gold from Golden Chest ore at the New Jersey Mill, including approximately 500 ounces of gold from a cyanide leaching project which led to a series of recommendations for improving the concentrate leach circuit;

●

Consolidation of 100-percent ownership of the Golden Chest project, after the departure of Juniper, with the buy-out of former partner Marathon Gold;

●

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

NJMC geologists conducted limited programs at the McKinley and Eastern Star projects during 2014 and 2015. The Company drilled just under 400 meters of small-diameter core from the underground workings at McKinley. The drill results returned several high-grade intersections that may warrant follow-up, including 2.5m of 43.7 gpt Au and 3.5m of 18.5 gpt Au. The McKinley Project is at a very early stage of exploration, but there are high-grade (+30 gpt Au) showings over more than 3.8 kilometers of prospecting on the 1,800-hectare (4,443 acres) project, (see Company news release dated January 2, 2015).  During 2014, 2015 and 2016, the Company conducted limited exploration work at the Eastern Star Project in the Elk City District of central Idaho. The property was acquired under a purchase option agreement with Premium Exploration Inc., (see Company news release dated April 25, 2014). In the first field season on the project, NJMC geologists collected rock samples and channel samples that included 11.34 gpt Au over 4.3 meters and 14.15 gpt over 0.9 meters. There has been no drilling at Eastern Star, so the project will require considerable additional work in order to assess its economic potential.

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

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its exploration expenditures as limited by availability of cash from operations or from financing activities. The cash balance at the end of 2016 was $154,833 compared to $62,275 at the end of 2015.

Results of Operations

Revenue of $544,751 in 2016 was mostly achieved in the fourth quarter as production resumed at the Golden Chest. In 2015 milling of the Golden Chest ore contributed to total revenue of $1,891,173. The net loss for 2016 was $1,361,008 compared to a loss of $282,088 for 2015. The net loss increased in 2016 compared to 2015 because of a longer production run early in 2015.

The Company invested $191,374 in additional facilities at the mill in 2015 and began process ore from the Golden Chest in the fourth quarter of 2016. As of year-end 2016, the Company has no additional candidate projects for milling production, however it continues to conduct business development and exploration to generate future mill feed for New Jersey Mill.

The amount of money to be spent on exploration at the Company’s mines and prospects depends primarily on contributions of our joint venture partners, fundraising, and cash flow from mining and milling.

At the end of 2015, the Company consolidated ownership of the Golden Chest project. In the beginning of 2016, the Company acquired 50% of the Butte Highlands Joint Venture, LLC. In late 2016, the Company developed and implemented a plan to resume mining from the open-pit portion of the Golden Chest property. The Company’s near-term success depends on its ability to implement its production based business plan.

Cash and Cash Equivalents

Cash and cash equivalents increased in 2016 compared to 2015 as a result of debt acquired by the Company, the sale of common stock and resumed production at the Golden Chest Mine.

Gold Sales Receivables

Gold sale receivables at the end of 2016 are the result of resumed operations at the Golden Chest mine and New Jersey Mill.

Inventory

An inventory balance at the end of 2016 is primarily processed concentrate from operations at the Golden Chest mine and New Jersey Mill that is awaiting shipment to the refiners.

Investment in Joint Venture

The investment in joint venture balance at the end of 2016 was a result of the Company’s acquisition of a 50% interest the Butte Highlands project.

Reclamation Bond

The reclamation bond balance at the end of 2016 represents a bond posted for reclamation responsibilities assumed by the Company as a result of operations at the Golden Chest Mine.

Accounts Payable

Accounts payable increased in 2016 compared to 2015 because of production activity at the Golden Chest mine and New Jersey mill.

Accrued Payroll and Related Payroll Expenses

Accrued payroll and related payroll expenses increased in 2016 compared to 2015 because of production activity at the Golden Chest mine and New Jersey mill.

Account Payable Related Party

Accounts payable related party increased in 2016 compared to 2015 because of notes payable to related parties to fund startup cost at the Golden Chest mine and acquisition of the Butte Highlands 50% interest.

Forward Gold Contracts

The Company acquired forward gold contracts in 2016 to help fund startup cost at the Golden Chest mine to be paid with funds from production.

Notes Payable

Notes payable decreased in 2016 compared to 2015 as a result of schedule note payments most notable $125,000 per quarter on the note payable for the Golden Chest mine property.

Gold Sales and Milling Revenue

Gold sales in 2016 were higher while milling revenue was higher in 2015 as the Company transitioned from milling only the Golden Chest ore in 2015 to assuming both mining and milling responsibilities in 2016.

Production Expense

Production expense decreased in 2016 compared to 2015 because the resumption of production at the end of 2016 was shorter than the production run at the beginning of 2015.

Exploration

Exploration expense increased for 2016 compared to 2015 because of increased activity at the Golden Chest property.

Net Loss (gain) on Sale of Equipment

Net loss (gain) on sale of equipment in 2015 was the result of the sale of a pickup.

Gain on Forfeiture of Milling Advance

The milling advance was a temporary advance from Juniper Resources at the end of 2014 to facilitate the mill startup costs for production. $75,000 was repaid to Juniper in 2015 and the remainder was relinquished by them at the termination of their lease of the Skookum project

Impairment of Mineral Property

The write down of mineral property in 2015 was a reduction in the capitalized amount for the New Jersey property and the Silver Button/Roughwater property to reflect lower gold prices.

Depreciation and Amortization

Depreciation and amortization expense decreased in 2016 compared to 2015 because the resumption of production at the end of 2016 was shorter than the production run at the beginning of 2015.

Timber Revenue

Timber revenue increased in 2016 compared to 2015 because of activity at the Company’s GF&H property.

Royalties and Other (Income) Expense

Royalties expense increased in 2016 as a result of operations at the Golden Chest mine.

Interest Expense

Interest expense increased in 2016 compared to 2015 as a result of the Company assuming additional debt to fund startup costs at the Golden Chest mine and acquisition of the Butte Highlands property interest.

Amortization of Discount on Note Payable

Amortization of discount is related to the impued interest calculation on the note payable on the Golden Chest mine which was assumed by the Company in the 4th quarter of 2015 and carried through the entire year of 2016.

Gain on Reameasurement of Previously Held Equity Interest in a Step Acquisition

Gain on remeasurement of previously held equity interest in a step acquisition was the adjustment to assumed fair value of the Company’s interest in the Golden Chest mine.

Stock Based Compensation

Stock based compensation increased in 2016 compared to 2015 because of expenses associated with the award of options granted to management, directors, consultants, and employees of the Company which began in 2014.

Financial Condition and Liquidity

	For the Years Ended December 31
Net cash provided (used) by:	2016	2015
Operating activities	(672,941)	(117,305)
Investing activities	(448,946)	(316,718)
Financing activities	1,214,445	159,774
Net change in cash and cash equivalents	92,558	(274,249)
Cash and cash equivalents, beginning of year	62,275	336,524
Cash and cash equivalents, end of year	$154,833	$62,275

At December 31, 2016, the Company’s current debt exceeded current assets by $1,787,197. In addition, the Company has accumulated deficit of $12,289,473 and ongoing net loss from operations. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the first quarter of 2017, the Company completed $1,141,000 of equity sales. In addition, related party debt holders are willing to restructure payments that will allow the Company to defer $724,247 in current debt to long term debt if necessary. In addition, first quarter of 2017 production has resulted in positive cash flow and production planned for the remainder of the year indicate the trend to continue. As a result of its planned production, equity sales and ability to restructure debt, management believes there is not a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the time period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

New Jersey Mining Company

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Jersey Mining Company as of December 31, 2016 and 2015, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

March 30, 2017

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2016 and 2015

  31

Consolidated Statements of Operations for the years ended

   December 31, 2016 and 2015

  32

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015

  33

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

  34

Notes to Financial Statements

36-47

New Jersey Mining Company Consolidated Balance Sheets December 31, 2016 and 2015
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$154,833	$62,275
Milling receivables	31,450	40,577
Gold sales receivable	54,319
Inventory	184,324
Joint venture receivables	2,888	3,109
Note receivable	58,386	58,386
Other current assets	43,550	40,350
Total current assets	529,750	204,697

Property, plant and equipment, net of accumulated depreciation	5,788,362	5,698,831
Mineral properties, net of accumulated amortization	2,046,900	1,907,089
Investment in joint venture	435,000
Reclamation bond	58,000
Deposit on equipment		13,982
Total assets	$8,858,012	$7,824,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,123	$58,267
Accrued payroll and related payroll expenses	37,861	14,513
Notes and interest payable related parties, current portion	567,580	88,114
Notes payable, current portion, net of discount	623,185	488,435
Forward gold contracts, current portion (Note 15)	845,198
Total current liabilities	2,316,947	649,329

Asset retirement obligation	72,218	28,656
Notes and interest payable related parties, long term	513,715	598,127
Notes payable, long term, net of discount	268,158	731,940
Forward gold contracts, long term (Note 15)	541,030
Total long term liabilities	1,395,121	1,358,723

Total liabilities	3,712,068	2,008,052

Commitments (Notes 6 and 14)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 97,193,704 and 91,760,148 shares issued and outstanding, respectively	14,293,105	13,590,739
Accumulated deficit	(12,289,473)	(10,981,432)
Total New Jersey Mining Company stockholders’ equity	2,003,632	2,609,307
Non-controlling interests	3,142,312	3,207,240
Total stockholders' equity	5,145,944	5,816,547

Total liabilities and stockholders’ equity	$8,858,012	$7,824,599

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations For the Years Ended December 31, 2016 and 2015
	December 31
	2016		2015
Revenue:
Gold sales	$523,637
Contract services revenue and other			$4,203
Milling revenue	21,114		1,886,970
Total revenue	544,751		1,891,173

Costs and expenses:
Production	544,721		1,263,931
Exploration	284,657		200,587
Depreciation and amortization	30,191		150,367
Management	315,580		282,299
Professional services	179,826		181,329
General and administrative	219,441		292,134
(Gain) on sale of equipment			(6,000)
(Gain) on forfeiture of milling advance			(125,000)
Impairment of mineral property			95,598
Total operating expenses	1,574,416		2,335,245

Operating income (loss)	(1,029,665)		(444,072)

Other (income) expense:
Timber revenue	(130,574)		(51,815)
Timber expense	6,838		9,707
Royalties and other (income) expense	6,716
Gain on remeasurement of previously held equity interest (Note 14)			(164,696)
Interest income	(12,443)		(5,252)
Interest expense	80,338		22,722
Change in fair value of forward gold contracts	296,098
Amortization of discount on note payable	84,370		27,350
Total other (income) expense	331,343		(161,984)

Net loss	(1,361,008)		(282,088)
Net income (loss) attributable to non-controlling interests	15,708		(36,314)
Net loss attributable to New Jersey Mining Company	$(1,376,716)		$(245,774)

Net loss per common share-basic and diluted	$0.01	$	Nil

Weighted average common shares outstanding-basic and diluted	95,002,915		91,760,148

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2016 and 2015
	Common Stock		Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Deficit	Interests	Equity
Balance, December 31, 2014	91,760,148	$13,442,395	$(10,735,658)	$3,247,113	$5,953,850
Net contribution (reduction) of non-controlling interest in Mill JV	-	-	-	(3,559)	(3,559)
Stock options granted	-	148,344	-	-	148,344
Net loss	-	-	(245,774)	(36,314)	(282,088)
Balance, December 31, 2015	91,760,148	13,590,739	(10,981,432)	3,207,240	5,816,547
Contribution from non-controlling interest in Mill JV	-	-	-	4,330	4,330
Acquisition of GF&H Company non-controlling interest (Note 13)	175,760	57,625	68,675	(84,966)	41,334
Issuance of common stock and warrants for cash net of offering costs	1,075,000	92,500			92,500
Issuance of common stock for services	682,796	71,507			71,507
Issuance of common stock for investment in joint venture	3,000,000	210,000			210,000
Stock based compensation relating to options		220,734			220,734
Stock issued for exercise of options	500,000	50,000			50,000
Net income (loss)	-	-	(1,376,716)	15,708	(1,361,008)
Balance, December 31, 2016	97,193,704	$14,293,105	$(12,289,473)	$3,142,312	$5,145,944

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2016 and 2015
	December 31,
Cash flows from operating activities:	2016	2015
Net loss	$(1,361,008)	$(282,088)
Adjustments to reconcile net loss to net cash (used) by operating activities
Depreciation and amortization	30,191	150,367
(Gain) loss on sale of equipment		(6,000)
Gain of forfeiture of milling advance		(125,000)
Amortization of discount on note payable	84,370	27,350
Gain on remeasurement of previously held equity interest (Note 14)		(164,696)
Accretion of asset retirement obligation	5,291	5,290
Impairment of mineral property		95,598
Stock based compensation	292,241	148,344
Change in fair value of forward gold contracts	296,098
Change in operating assets and liabilities
Milling receivables	9,127	77,038
Gold Sales Receivables	(54,319)
Inventory	(184,324)
Joint venture receivables	221	25,013
Other current assets	(3,200)	(7,909)
Accounts payable	184,856	(25,163)
Accrued payroll and related payroll expense	23,348	(35,449)
Interest payable related parties	4,167
Net cash (used) by operating activities	(672,941)	(117,305)
Cash flows from investing activities:
Purchases of property, plant and equipment	(131,657)	(133,260)
Purchase of mineral property	(102,823)
Deposit on equipment		(13,982)
Proceeds from sale of equipment	17,200
Purchase of controlling interest in GCJV, net of cash acquired		(179,476)
Gain recognized as equity transaction on GF&H acquisition (Note 13)	68,675
Purchase of GF&H non-controlling interest (Note 13)	(27,341)
Proceeds from option payment on property	10,000	10,000
Purchase of investment in joint venture	(225,000)
Purchase of reclamation bond	(58,000)
Net cash provided (used) by investing activities	(448,946)	(316,718)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	92,500
Cash from exercise of stock options	16,250
Proceeds from forward gold contracts	1,240,306
Payments on forward gold contracts	(150,176)
Principal payments on notes payable	(413,402)	(271,052)
Payment on milling advance		(75,000)
Borrowings from related parties	475,000	550,000
Principal payments on note and other payables, related party	(50,363)	(44,174)
Proceeds from non-controlling interest	4,330
Net cash provided (used) by financing activities	1,214,445	159,774
Net change in cash and cash equivalents	92,558	(274,249)
Cash and cash equivalents, beginning of year	62,275	336,524
Cash and cash equivalents, end of year	$154,833	$62,275
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$80,338	$22,722
Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$13,982	12,480
Property exchanged on elimination of debt		175,000
Purchase of property and equipment with note payable		92,320
Shares of common stock issued for investment in joint venture	210,000
Stock option exercised in exchange for reduction of note payable, related party	33,750
Shares of common stock issued for acquisition of GF&H	26,364

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Financial Statements

1. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for and developing gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana The Company is currently focused on mining and milling ore from the Golden Chest property. It is also evaluating new mineral investment and development opportunities in the western United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

At December 31, 2016, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Golden Chest LLC Joint Venture (“GCJV”) and GF&H Company (“GF&H”); and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). During 2016, the Company acquired the remaining outstanding shares of GF&H.

At December 31, 2015, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GCJV and its majority-owned subsidiaries, NJMJV and GF&H. During 2015, the Company acquired the remaining outstanding interest in GCJV.

Intercompany accounts and transactions are eliminated. The portion of entities owned by other investors is presented as non-controlling interests on the consolidated balance sheets and statements of operations.

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

At December 31, 2016 and December 31, 2015, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2016			December 31, 2015
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	67%	Yes	Consolidated	67%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	NA	NA	NA

Non-controlling Interests

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity as is net income (loss). Non-controlling interests represent interests at the date of the original acquisition and the non-controlling investor’s share of changes in equity since that date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as depreciation lives and methods, potential impairment of long-lived assets, deferred income taxes, fair value of forward gold contracts, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Actual results could differ from those estimates.

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

Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets are determined at the end of each period using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

Fair Values Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

During 2016 and 2015, the Company determined fair value on a recurring basis and non-recurring basis as follows:

Asset or Liability	December 31, 2016	December 31, 2015	Fair Value Hierarchy
Asset: Non-recurring: Mineral properties (Note 6)		$215,127	3
Liabilities: Recurring: Forward gold contracts (Note 15)	$(1,386,227)		2
Non-recurring: Asset retirement obligation (Note 8)	(38,271)		3

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bonds, note receivable, notes payable to related parties, and notes payable approximate their fair values.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2016 and 2015, the effect of the Company’s potential issuance of shares from the exercise of 10,737,500 warrants and 7,500,000 stock options in 2016 and 10,200,000 warrants and 5,750,000 stock options in 2015 would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful lives of most of the Company’s buildings are up to 50 years and equipment life expectancy ranges between 2 and 10 years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Impairment of Long-Lived Asset Evaluations

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established and a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost capitalized at the present value of estimated reclamation costs. An asset and a related liability are recorded for the fair value of these costs. The liability is accreted and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Accrued remediation costs are not discounted.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2016, the Company has a $58,000 reclamation bond for the Golden Chest Mine.

Share Based Compensation or Payments

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the goods or services received or the fair value of the equity interest issued, whichever is more reliably measurable. The value of common stock awards is determined based upon the closing price of our stock on the date of the award. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of our common stock price over the expected term (“volatility”), employee forfeiture rate, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

Derivatives

The Company measures derivative contracts as assets or liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded in current earnings (losses). None of the Company’s derivative contracts qualify for hedge accounting. The Company does not hold or issue derivative financial instruments for speculative trading purposes.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-17 Income Taxes-Balance Sheet Classification of Deferred Taxes (Topic 740). The update is designed to reduce complexity of reporting deferred income tax liabilities and assets into current and non-current amounts in a statement of financial position. ASU No. 2015-17 requires the presentation of deferred income taxes, changes to deferred tax liabilities and assets be classified as non-current in the statement of financial position. The update is effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies the accounting for stock-based compensation, including income tax consequences and balance sheet and cash flow statement classification of awards. The update is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of implementing this update on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

New Jersey Mining Company

Notes to Financial Statements

3. Going Concern

At December 31, 2016, the Company’s current debt exceeded current assets by $1,787,197. In addition, the Company has accumulated deficit of $12,289,473 and ongoing net loss from operations. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

During the first quarter of 2017, the Company completed $1,141,000 of equity sales which included an exchange of $100,000 in the Company’s commons stock for debt owed by the Company to a related party. In addition, related party debt holders are willing to restructure payments that will allow the Company to defer $724,247 in current debt to long term debt if necessary. In addition, first quarter of 2017 production has resulted in positive cash flow and production planned for the remainder of the year indicate the trend to continue. As a result of its planned production, equity sales and ability to restructure debt, management believes there is not a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the time period.

4. Note Receivable

On September 30, 2014 the Company loaned $58,386 to Premium Exploration (USA) Inc under a convertible promissory note. The note carries simple interest at 8% and matured on August 1, 2015 at which time the principal and interest was due. Premium Exploration has since filed for bankruptcy and the Company is listed as a creditor in the bankruptcy proceedings and still expects to receive payment and has accrued no reserve for uncollectibility at December 31, 2016

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2016 and 2015, consisted of the following:

	2016	2015
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,209,440
	4,954,422	4,970,922
Less accumulated depreciation	(307,302)	(285,420)
Total mill	4,647,120	4,685,502
Building and equipment	434,897	362,188
Less accumulated depreciation	(223,264)	(217,738)
Total building and equipment	211,633	144,450
Land
Bear Creek	266,934	196,204
Little Baldy	62,139	72,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	929,609	868,879
Total	$5,788,362	$5,698,831

During the year ended December 31, 2015, $16,295 in interest was capitalized in conjunction with the mill expansion project. None was capitalized in 2016 for the mill expansion.

During the year ended December 31, 2012, a lease agreement was entered into with Hecla Mining Company (“Hecla”) on the Company’s Little Baldy land holding. Under the agreement, Hecla has paid $10,000 each year in 2016 and 2015, respectively, to the Company for the option to obtain NJMC’s interest in the land. The Company has recorded these lease payments as a reduction in the carrying value of the land for the years ended December 31, 2016 and 2015.

New Jersey Mining Company

Notes to Financial Statements

6. Mineral Properties

Mineral properties are as follows:

	December 31, 2016	December 31, 2015
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,586,324	1,445,229
Toboggan	5,000	5,000
Less accumulated amortization	(9,551)	(8,267)
Total	$2,046,900	$1,907,089

In the year ended December 31, 2016, $6,253 of interest was capitalized for the construction at the Golden Chest property. No interest was capitalized for development in 2015.

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002. As of December 31, 2015, an impairment analysis determined that the property’s value had been impaired based upon current mineral prices and market conditions and a impairment loss of $70,098 was recognized. Fair value of the property at December 31, 2015 was determined using Level 3 fair value inputs based on recent sales of comparable properties in the immediate area.

McKinley

The McKinley Project is an exclusive exploration and mining lease which covers several historic mines and prospects, including the McKinley Mine, Ibex Mine, and Big Easy Mine, on private land located in central Idaho near the town of Lucile. On December 31, 2013, NJMC received all rights and agreements, intellectual property, historic and recent due diligence, surveys and maps, along with a 12-month option to purchase the historic McKinley Mine, located on 62 acres within the overall land package. The purchase option has an exercise price of $285,000. NJMC can perform certain due diligence, including exploration drilling, prior to the exercise date, which has been extended to November 2017. A prior lessee of the McKinley Mine is due a 1.0% to 2.0% NSR sliding scale royalty on future production based on the price of gold, which is capped at a total of $500,000.

Golden Chest

The Golden Chest is an exploration and underground mine project located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. Previously owned by GCJV, the property is now owned by NJMC after the Company acquired the remaining 52.22% interest in 2015 (Note 14). A 2% Net Smelter Royalty is payable to Marathon Gold on production at the Golden Chest and $6,916 was paid in the fourth quarter of 2016.

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

The Little Baldy prospect which a part of the Toboggan project is under lease to Hecla. The lease has a 20-year term and calls for annual payments to NJMC of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due NJMC. The Company is currently in the fifth year of the lease. The annual requirement for 2017 is a payment of $15,000 and work commitment of $200,000 which will be paid by Hecla.

New Jersey Mining Company

Notes to Financial Statements

7. Notes Payable

At December 31, 2016 and 2015 notes payable are as follows:

	2016	2015
Note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $459	$39,021	$42,726
Note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,124	98,559	105,196
Note payable, 17.53% interest per annum, collateralized by pump, monthly payments of $3,268	48,035	76,097
Note payable for mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by mineral property, quarterly payments of $125,000	750,000	1,125,000
Total notes payable	935,615	1,349,019
Due within one year	664,787	572,806
Due after one year	$270,828	$776,213

Future principal payments of debt and related discount amortization at December 31, 2016 are as follows:

	Note	Discount	Net
2017	$664,788	$(41,603)	$623,185
2018	146,849	(2,669)	144,180
2019	34,790		34,790
2020	3,872		3,872
Thereafter	85,316		85,316
Total	$935,615	$(44,272)	$891,343

8. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Activity for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Balances at January 1	$28,656	$23,366
Accretion expense	5,291	5,290
Incurred on Golden Chest mining operations	38,271
Balance December 31	$72,218	$28,656

During 2016, the Company established a asset requirement obligation for its Golden Chest mine. Management estimated that the cost to reclaim the property based upon disturbance to date to be $42,182. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

9. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) entered into an agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent). As of December 31, 2016 and 2015, an account receivable existed with the Mill Joint Venture from Crescent for $2,888 and $3,109 respectively. To date, no ore has been processed under this joint venture arrangement.

New Jersey Mining Company

Notes to Financial Statements

9. Joint Venture Arrangements, continued

Butte Highlands Joint Venture

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000.  Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the joint venture. Under the agreement, Highland will fund all future project exploration and mine development costs. The Agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the joint venture’s activities, it will account for its investment on a cost basis. The Company purchased the interest in the BHJV to provide additional opportunities for exploration and development and expand the Company’s mineral property portfolio.

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 due to net losses for those periods.

At December 31, 2016 and 2015, the Company had net deferred tax assets principally arising from the net operating loss carry forwards for income tax purposes multiplied by an expected tax rate of 40%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the net deferred tax assets has been established at December 31, 2016 and 2015. The significant components of net deferred tax assets at December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset
Net operating loss carry forward	$4,346,000	$3,436,000
Mineral properties	920,000	1,321,000
Asset retirement obligation	8,000	11,000
Stock based compensation	176,000
Derivative contracts	44,000
Discount on note payable	118,000
Total deferred tax assets	5,612,000	4,768,000
Valuation allowance	(4,712,000)	(4,153,000)
	900,000	615,000
Deferred tax liabilities
Acquisition of mineral interest	(90,000)	(90,000)
Property, plant, and equipment	(810,000)	(525,000)
Total deferred tax liabilities	(900,000)	(615,000)
Net deferred tax asset	$0	$0

At December 31, 2016 and 2015 the Company had net operating loss carry forwards of approximately $10,900,000 and $8,600,000 respectively for both federal and the state of Idaho, which expire in the years 2019 through 2036.

The income tax benefit shown in the financial statements for the years ended December 31, 2016 and 2015 differs from the statutory rate as follows:

	December 31, 2016	December 31, 2015
Provision (benefit) at statutory rate	$(476,000)	$(86,000)
State taxes, net of federal taxes	(68,000)	(12,000)
Adjustment of prior year tax estimate to actual	15,000	116,000
Increase (decrease) in valuation allowance	559,000	(18,000)
Total provision (benefit)	$0	$0

We are open to examination of our income tax filings in the United States and state jurisdictions for the 2014 through 2016 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. Certain tax positions taken in the 2014 through 2016 tax years could result in adjustments to our exploration and development costs for tax purposes. However, such adjustments would not result in a tax provision because they would only revise to the net operating loss carry forwards balance.

New Jersey Mining Company

Notes to Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2016 and 2015. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2016 or 2015.

The Company began a private placement in the fourth quarter 2016 which ran through the first quarter of 2017. Each unit consisted of two shares of the Company’s common stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through February 2020. As of December 31, 2016, 537,500 units were sold consisting of 1,075,000 shares and 537,500 warrants for net proceeds of $92,500 after deducting the 10% commission and other related placement fees. See Note 16 Subsequent Events.

In 2016, the Company issued 500,000 shares of common stock pursuant to the exercise of stock purchase options at $0.10 per share for $16,250 in cash and $33,750 in exchange for a reduction of a note payable with a related party.

During the year ended December 31, 2016 the Company issued 3,000,000 shares of common stock for the purchase of a 50% interest in Butte Highlands joint venture at $0.07 per share for a value of $210,000 and 175,760 shares of common stock for the acquisition of GF&H at $0.15 per share for a value of $26,364. Fair values were based on the trading price of the Company’s stock on the date of the respective transactions.

During the year ended December 31, 2016, the Company issued 682,796 shares of its common stock valued at $71,507 for professional services. Fair value was based on the trading price of the Company’s stock on the dates of each transaction.

No shares of common stock were issued in 2015.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the year ended December 31, 2016 and 2015 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2014	21,200,000	$0.10-0.20
Expired	(11,000,000)	0.15
Balance December 31, 2015	10,200,000	0.10-0.20
Issued in connection with private placement	537,500	0.20
Balance December 31, 2016	10,737,500	$0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
3,000,000	$0.15	March 4, 2017
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019
537,500	$0.20	February 28, 2020
10,737,500

Stock Options

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

On April 30, 2014, 2,250,000 options were issued to management, 750,000 options vested immediately and the remaining 1,500,000 vested at a rate of 750,000 each year on the anniversary for 2 additional years, and they expire 3 years after vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of 0.87%, and expected volatility of 161.30% compensation cost of $173,844 is associated with these options. Of this $115,896 was recorded as a general and administrative expense in 2014 and $43,461 was recognized in 2015, the remaining $14,487 was recognized in 2016.

New Jersey Mining Company

Notes to Financial Statements

11. Equity, continued

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016. The options expire 5 years after their corresponding vesting date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining compensation cost of $55,104 was recognized in 2016.

In the fourth quarter of 2016 2,750,000 options were granted to management, directors, consultants, and employees of the Company. 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vest in 2017. The options expire three years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of three years, a risk free rate of between 0.91% and 1.47%, and expected volatility of between 147.1% and 148.2%, a compensation cost of $268,032 is associated with the options. Of this, $151,143 was recorded as a general and administrative expense in 2016. The remaining unrecognized compensation cost of $116,889 is expected to be recognized in 2017.

	Number of Options	Exercise Prices
Balance January 1, 2015	4,500,000	$0.10-0.15
Cancelled	(250,000)	0.15
Issued	1,500,000	0.10
Balance December 31, 2015	5,750,000	0.10-0.15
Exercised	(500,000)	0.10
Issued	2,750,000	0.15
Expired	(500,000)	0.11
Balance December 31, 2016	7,500,000	0.10-0.15

Exercisable at December 31, 2016	5,975,000	$0.10-0.15

At December 31, 2016, the stock options have an intrinsic value of approximately $65,000 and have a weighted average remaining term of 3 years.

12. Related Party Transactions

At December 31, 2016 and 2015, the Company had the following notes and interest payable to related parties:

	December 31, 2016	December 31, 2015
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$115,868	$141,033
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $475,973 in November 2017	520,010	545,208
John Swallow, Company president, 5% interest, principal and interest due January 2018	341,250
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000
	1,077,128	686,241
Accrued interest payable	4,167
Total	1,081,295	686,241
Current portion	567,580	88,114
Long term portion	$513,715	$598,127

Related party interest expense for the years ending December 31, 2016 and 2015 was $63,650 and $20,572, respectively. At December 31, 2016, $567,580 of total related party debt is payable in 2017 and $509,548 is payable in 2018. Also see Note 15 for Forward Gold Contracts with related parties and Note 16 Subsequent Events for related party debt exchanged for shares of common stock subsequent to year end.

New Jersey Mining Company

Notes to Financial Statements

13. Acquisition of GF&H Company

On July 11, 2014, the Company acquired two thirds of the issued and outstanding common shares of GF&H Company (“GF&H). In the third quarter of 2016, the Company acquired the remaining one third of GF&H’s outstanding shares at which time GF&H was dissolved.  For the remaining one third interest, the Company paid the non-controlling interest $27,341 in cash and 175,760 shares of the Company’s common stock valued at $0.15 per share ($26,364) for a total consideration of $53,705. On the date of the acquisition, the non-controlling interest had a net asset value of $84,966 resulting in a gain of $31,261 which was been recognized as an addition to stockholders’ equity. The Company purchased the outstanding shares of GF&H Company to consolidate the Company’s land holdings in the area of the Golden Chest property and provide additional opportunities timber revenue and mineral exploration.

14. Acquisition of GCJV

In December of 2015 the Company became the 100% owner of the GCJV. Prior to that the Company held 47.77% of the joint venture. The Company received the 52.22% share of GCJV held by MUSA in exchange for $180,000 and a 2% NSR royalty payable to MUSA on all future gold production from the property. During the year ended December 31, 2016, the Company recognized $6,916 of royalty expense in accordance with this agreement.

In addition to the assets of GCJV, a note payable of $1,250,000 for the patented mining claims was assumed by the Company. A summary of the acquisition is as follows:

December 2, 2015
Consideration
Cash for MUSA’s 52.22% interest	$180,000
Assumed fair value of NJMC’s 47.77%	164,696
Total consideration	$344,696
Fair value of assets acquired
Cash	$524
Prepaid claim fees	9,946
Buildings and equipment	131,700
Golden Chest Mineral property	1,427,050
Fair value of liabilities
Note payable on property	(1,094,007)
Accounts payable	(130,517)
Net assets acquired	$344,696

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

The note discount was calculated at an assumed rate of 10% for the remaining 10 quarterly payments on the full note value of $1,125,000 at the date of acquisition resulting in a discount of $155,992 to be amortized over the remainder of the note. At December 31, 2016 the balance remaining of the discount was $44,271.

The Company purchased the outstanding share in GCJV to consolidate ownership and facilitate exploration and mining plans going forward. GCJV had minimal operating activity over the past several years with the exception of the lease of the Skookum project which in 2015 included $1,093,317 in depreciation expenses and lease payments of $125,000 per quarter.

New Jersey Mining Company

Notes to Financial Statements

14. Acquisition of GCJV, continued

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

For the year ended December 31, 2015 (unaudited)
Revenue	$1,891,173
Operating expenses	(3,273,219)
Net loss from continuing operations	(1,382,046)

Net loss per common share, basic and diluted	$0.02

15.  Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC, a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 500 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. Ophir Holdings agreed to delay receipt of its December 1, 2016 payment until 2017. At December 31, 2016, future gold deliveries are 312.5 ounces in 2017 and 187.5 ounces in 2018.

On July 29, 2016, the Company entered into a forward gold contract through GVC Capital LLC for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. The December 1, 2016 payment, was paid with an ounce equivalent of 114.5 ounces. At December 31, 2016, future gold deliveries are 450.5 ounces in 2017 and 339 ounces in 2018.

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are on average gold prices for the applicable quarter. Due to these provisions, the contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. For year ended December 31, 2016, the Company recognized a change in fair value of $296,098. The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

16.  Subsequent Events

In the first quarter of 2017 the Company completed the private placement begun in the fourth quarter 2016 which ran through the first quarter of 2017. Each unit consisted of two shares of the Company’s common stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through February 2020. As of December 31, 2016, 537,500 units were sold consisting of 1,075,000 shares and 537,500 warrants for net proceeds of $92,500 after deducting the 10% commission and other related placement fees. In 2017 and additional 3,200,000 shares and 1,600,000 warrants were sold for net proceeds in 2017 of $291,000 after deducting the 10% commission. At closing of the private placement in March 2017, the total units for the private placement were 2,137,500 units consisting of 4,275,000 shares and 2,137,500 warrants, net proceeds of the private placement in total were $383,500.

On March 28, 2017 an additional private placement was completed by the Company. The private placement was for 4,250,000 units, each units consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through March 28, 2020. No commission was paid with this private placement. Proceeds were $850,000 which included an exchange of $100,000 in private placement participation in exchange for $100,000 in debt owed by the Company to a related party.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	71	Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to 1/10/17 CEO and /8/29/2013 to present Chairman
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	50	Chief Executive Officer/ President & Director	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	47	Vice President & Director	7/18/1996 to present
Monique Hayes 4159 E. Mullan Trail Rd Coeur d’Alene, ID 83814	51	Secretary	11/20/16 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

John Swallow was named Chief Executive Officer and President on January 10, 2017. Prior to being named as CEO, Mr. Swallow was appointed as the President and a Director of the Company on August 29, 2013. He resigned as president in December 2014, and subsequently reappointed as President on May 5, 2015 following the resignation of Mr. Highsmith. He holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009, until November 2011, Mr. Swallow was self-employed. From January 2006 until September 2009 he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a chairman of a board and as a vice president of a corporation qualify him to sit on the Board of the Company.

Delbert Steiner resigned as Chief Executive Officer on January 10, 2017 but remained as Chairman of the Board of Directors of the Company as previously appointed on August 29, 2013. In December 2014, he resigned as Chief Executive Officer, and was subsequently reappointed as Chief Executive Officer on May 5, 2015 following the resignation of Mr. Highsmith. He holds a B.S. from Lewis Clark State College and a Juris Doctor from the University of Idaho. He has held the position of CEO and Chairman for the Vancouver based Premium Exploration, Inc. since 2005 and was responsible for day-to-day business and financial decision making. He practiced law for more than 25 years and has an extensive background in environmental and mining law, including permitting projects from the exploration to mining phases. Mr. Steiner’s extensive background in the mining industry and in operating a publicly traded company qualifies him to sit on the Board of the Company.

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for New Jersey Mining Company since 1996, and worked for Newmont Mining previously. Currently, he supervises the daily operations of the exploration program at the Golden Chest, but also has experience with NJMC in mill operations, engineering, and environmental permitting. His background in the mining industry includes open pit mining planning and supervision as well as various engineering and geotechnical tasks. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s day to day operations, and industry expertise qualifies him to sit on the Board of the Company.

Executive Officers and Key Employees

Monique Hayes was appointed Corporate Secretary in November 2016. She has over 10 years of investor relations corporate governance experience in the mining industry and over 10 years of communications and brand management experience. Prior to joining New Jersey Mining Company, Ms. Hayes worked for Hecla Mining Company, Revett Mining Company and Sterling Mining. Her advertising and communications experience includes working for Publicis Dialog Direct and WhiteRunkle Associates where she worked with national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. Ms. Hayes attended City University where she studied business management, brand strategy and communications.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for Delbert Steiner, the Company’s Chief Executive Officer, John Swallow, the Company’s President, and Grant Brackebusch, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Delbert Steiner	2016	65,000			23,469				88,470
Executive Chairman	2015	91,250			49,448				140,698
John Swallow	2016				23,469				23,469
President	2015				49,448				49,448
Grant Brackebusch	2016	75,000			23,469				98,470
Vice Pres.	2015	103,447			49,448				152,895

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

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2016, 5,125,000 Options were vested and outstanding to directors Grant Brackebusch, Del Steiner, and John Swallow. An additional 375,000 options were granted but not vested as of December 31, 2016.

Director Compensation

All Directors were also executive officers therefore their compensation as a director is included in the above Executive Officer Compensation table.

In 2016 and 2015, Option Awards were issued to the Directors for service as directors of the Company. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2017 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	14,577,003 2,075,000 (a)	13.19%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	8,600,000	8.16%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	14,577,003 2,075,000 (a)	13.19%

Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	1,150,000 1,875,000 (b)	2.40%

Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	290,633 indirect 865,460 direct 1,925,000 (c)	2.44%
Common	Monique Hayes 4159 E. Mullan Trail Coeur d’Alene, Idaho 83814	110,000 direct 75,000 (e)	0.15
Common	All Directors and Executive Officers as a group (3 individuals)	23,283,096	18.09%

(1) Based upon 105,418,759 outstanding shares of common stock 14,837,500 warrants, and 5,975,000 vested options at March 1, 2017.

a)

Mr. Swallow purchased with personal funds 300,000 units and 400,000 units as part of the Company’s Regulation D Rule 506(b) equity offering completed on August 13, 2014 and December 29, 2016. Each unit purchased in the offering consisted of two (2) shares of the Company’s common stock and one (1) purchase warrant, each warrant is exercisable for one (1) share of the Company’s stock at $0.20 through August 13, 2017 and January 31, 2020. By virtue of these purchases John A. Swallow holds 700,000 warrants. John Swallow also has the right to acquire 1,375,000 shares pursuant to options and an additional 125,000 options will vest on December 29, 2017. John Swallow does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

b)

Delbert Steiner has the right to acquire 1,875,000 shares pursuant to options and an additional 125,000 options will vest on December 29, 2017. Delbert Steiner does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

c)

Grant Brackebusch owns 10.4% of Mine Systems Design, Inc. (MSD) which is an S corporation that owns 2,794,550 common shares of the Company.

d)

Grant Brackebusch has the right to acquire 1,875,000 shares pursuant to options and an additional 125,000options will vest on December 29, 2017. Neither MSD nor Grant Brackebusch has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights. Mr. Brackebusch purchased with personal funds 50,000 units as part of the Company’s Regulation D Rule 506(b) equity offering completed on March 16, 2017. Each unit purchased in the offering consisted of two (2) shares of the Company’s common stock and one (1) purchase warrant, each warrant is exercisable for one (1) share of the Company’s stock at $0.20 through January 31, 2020. By virtue of these purchases Grant Brackebusch holds 50,000 warrants.

e)

Monique Hayes has the right to acquire 75,000 shares pursuant to options and an additional 75,000 options will vest on December 29, 2017. Monique Hayes does not have the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 30, 2015, 1,500,000 options were granted to management, 750,000 options vested immediately and the remaining 750,000 vested on December 30, 2016. The options expire 5 years after their corresponding vestment date. Each option allows the holder to purchase one share of the Company’s stock at $0.10 prior to expiration. Utilizing the Black Scholes option pricing model, an expected life of five years, a risk free rate of 1.80%, and expected volatility of 158.50%, a compensation cost of $110,208 is associated with the options. Of this, $55,104 was recorded as a general and administrative expense in 2015. The remaining unrecognized compensation cost of $55,104 was recognized in 2016.

On December 30, 2016, 750,000 option were granted to management, 375,000 options vested immediately and the remaining 375,000 vest on December 29, 2017. The options expire 3 years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, and expected life of 3 years, a risk free rate of 1.47%, and expected volatility of 148.2% a compensation cost of $70,406 is associated with the options. Of this, $35,203 was recorded as general and administrative expense in 2016. The remaining unrecognized compensation cost of $35,203 is expected to be recognized in 2017.

These options that were awarded in 2016 and 2015 were for compensation as directors of the company and were recorded as management fees of $110,208 and $70,406 respectively

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2016 and December 31, 2015 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $46,500 and $44,274 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$10,930 in 2016 and $3,335 in 2015 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

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

Date: March 30, 2017

By /s/ DELBERT STEINER

Delbert Steiner, Chief Executive Officer & Director

Date: March 30, 2017

By /s/ JOHN SWALLOW

John Swallow, President & Director

Date: March 30, 2017

By /s/ GRANT A. BRACKEBUSCH

Grant A. Brackebusch, Vice President & Director