Form 10-Q
period 2017-03-31
NEW JERSEY MINING CO
filed 2017-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

(208) 625-9001

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller reporting company X .
Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

On May 1, 2017, 108,893,704 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2017

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

13

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

Item 4: CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

17

Item 1.  LEGAL PROCEEDINGS

17

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

Item 3.  DEFAULTS UPON SENIOR SECURITIES

17

Item 4.  MINE SAFETY DISCLOSURES

17

Item 5.  OTHER INFORMATION

17

Item 6.  EXHIBITS

17

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets March 31, 2017 and December 31, 2016
ASSETS
	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$627,305	$154,833
Milling receivables	24,950	31,450
Gold sales receivable	133,494	54,319
Concentrate Inventory	166,191	175,157
Joint venture receivables	8,538	2,888
Note receivable	58,386	58,386
Other current assets	38,395	52,717
Total current assets	1,057,259	529,750

Property, plant and equipment, net of accumulated depreciation	5,786,269	5,788,362
Mineral properties, net of accumulated amortization	2,050,693	2,046,900
Investment in joint venture	435,000	435,000
Reclamation bond	58,000	58,000
Total assets	$9,387,221	$8,858,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,255	$243,123
Accrued payroll and related payroll expenses	38,730	37,861
Notes and interest payable related parties, current portion	908,908	567,580
Notes payable, current portion, net of discount	512,087	623,185
Forward gold contracts, current portion	968,890	845,198
Total current liabilities	2,676,870	2,316,947

Asset retirement obligation	74,021	72,218
Notes and interest payable related parties, long term	55,492	513,715
Notes payable, long term	133,605	268,158
Forward gold contracts, long term	395,313	541,030
Total long term liabilities	658,431	1,395,121

Total liabilities	3,335,301	3,712,068

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2017-108,893,704 shares and December 31, 2016-97,193,704 shares issued and outstanding	15,467,609	14,293,105
Accumulated deficit	(12,552,618)	(12,289,473)
Total New Jersey Mining Company stockholders’ equity	2,914,991	2,003,632
Non-controlling interests	3,136,929	3,142,312
Total stockholders' equity	6,051,920	5,145,944

Total liabilities and stockholders’ equity	$9,387,221	$8,858,012

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2017 and 2016
	March 31
	2017			2016
Revenue:
Gold sales		$689,318		29,351
Milling income				$14,614
Total revenue		689,318		43,965

Costs and expenses:
Production		527,766		51,850
Exploration		18,652		41,423
Depreciation and amortization		27,280		2,098
Management		42,557		35,049
Accounting and legal services		65,633		50,686
General and administrative		92,290		31,124
Total operating expenses		774,178		212,230
Operating income (loss)		(84,860)		(168,265)
Other (income) expense:
Timber expense		73		501
Royalties and other (income) expense		12,044		(200)
Interest income		(757)		(1,724)
Interest expense		20,226		11,207
Change in fair value of forward gold contracts		143,214
Amortization of discount on note payable		14,518		12,454
Total other (income) expense		189,318		22,238

Net loss		(274,178)		(190,503)
Net loss attributable to non-controlling interests		(11,033)		(23)
Net loss attributable to New Jersey Mining Company		$(263,145)		$(190,480)

Net loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		99,230,371		93,837,071

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2017 and 2016
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(274,178)	$(190,503)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	27,280	2,098
Amortization of discount on note payable	14,518	12,454
Accretion of asset retirement obligation	1,803	1,323
Stock based compensation	33,504	24,641
Change in fair value of forward gold contracts	143,214
Change in:
Milling receivables	6,500
Joint venture receivables	(5,650)	(2,121)
Gold sales receivables	(79,175)	6,151
Concentrate inventory	8,966
Other current assets	14,322	19,923
Accounts payable	5,132	45,282
Accrued payroll and related payroll expense	869	715
Interest payable related parties	5,516	10,209
Net cash (used) by operating activities	(97,379)	(69,828)

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,855)	(20,000)
Purchase of mineral property	(5,125)	(59,369)
Purchase of investment in joint venture		(225,000)
Net cash (used) by investing activities	(28,980)	(304,369)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,041,000
Borrowings on notes payable, related parties		400,000
Payments on forward gold contracts in cash	(81,724)
Gold purchased for payments on forward gold contracts	83,515
Principal payments on notes payable	(260,169)	(71,582)
Principal payments on note payables, related parties	(22,411)	(7,095)
Contributions from non-controlling interest	5,650	2,181
Net cash provided (used) by financing activities	598,831	323,504
Net change in cash and cash equivalents	472,472	(50,693)
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$627,305	$11,582

Non-cash investing and financing activities
Shares of common stock and warrants issued for payment of note and interest payable, related party	$100,000
Shares of common stock issued for investment in joint venture		$210,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At March 31, 2017 and December 31, 2016, the consolidated balance sheet includes the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). The consolidated statements of operations and cash flows for the period ended March 31, 2017 includes the same companies. The consolidated statements of operations and cash flows for the period ended March 31, 2016 also includes the Company’s majority-owned subsidiary, GF&H Company. The Company acquired the remaining outstanding shares of GF&H Company in the third quarter 2016 and subsequently dissolved the company.

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

Inventory

Inventory is stated at the lower of full cost of production or estimated net realizable value based on current metal prices.  Costs consist of mining, transportation, and milling costs including applicable overhead, depreciation, depletion and amortization relating to the operations.  Costs are allocated based on the stage at which the ore is in the production process.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Fair Value Measurements

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

At March 31, 2017 and December 31, 2016, the Company determined fair value on a recurring basis as follows:

	March 31, 2017	December 31, 2016	Fair Value Hierarchy
Forward gold contracts (Note 11)	$(1,364,203)	$(1,386,227)	2

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

2.

Going Concern

At March 31, 2017, the Company’s current debt exceeded current assets by $1,619,611. In addition, the Company has accumulated deficit of $12,552,618 and ongoing net loss from operations. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

Related party debt holders of both notes and forward gold contracts are willing to restructure payments that will allow the Company to defer $1,051,457 in current debt and current forward gold payments to long term if necessary. In addition, first quarter of 2017 production has resulted in positive cash flow and production planned for the remainder of the year indicates the trend will continue to improve. A debt restructuring to longer term is also being considered for the mineral property note payable on which $500,000 in payable in the next twelve months. As a result of its planned production, equity sales and ability to restructure debt, management believes there is not a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the time period.

3.

Related Party Notes Payable

At March 31, 2017 and December 31, 2016 the Company had the following notes and interest payable to related parties:

	March 31, 2017	December 31, 2016
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$104,504	$115,868
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $475,973 in November 2017	508,964	520,010
John Swallow, Company president, 5% interest, principal and interest due January 2018	245,515	341,250
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000	100,000
	958,983	1,077,128
Accrued interest payable	5,417	4,167
Total	964,400	1,081,295
Current portion	908,908	567,580
Long term portion	$55,492	$513,715

	Quarters ended March 31
	2017	2016
Related party interest expense	$15,333	$13,892

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

During the quarter ended March 31, 2017 in conjunction with a private placement (Note 9), the Company issued 1,000,000 units of its common stock and warrants with a value of $100,000 in exchange for $95,734 in principal and $4,266 in accrued interest on a note payable due to John Swallow, the Company’s president.

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

At March 31, 2017 and December 31, 2016, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2017			December 31, 2016
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

New Jersey Mill Joint Venture Agreement

At March 31, 2017 and December 31, 2016, an account receivable existed with Crescent for $8,538 and $2,888, respectively, for monthly shared operating costs as defined in the JV agreement.

Crescent’s non-controlling interest in the JV changed from December 31, 2016 to March 31, 2017 as follows:

Balance December 31, 2016	$3,142,312
Contribution from non-controlling interest	5,650
Net loss attributable to non-controlling interest	(11,033)
Balance March 31, 2017	$3,136,929

Butte Highlands JV, LLC (“BHJV”)

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

5.

Earnings per Share

For the three month periods ending March 31, 2017 and 2016, the effect of the Company’s potential issuance of shares from the exercise of 13,587,500 and 10,737,000 outstanding warrants, respectively, and 7,500,000 and 7,500,000 options to purchase common stock, respectively would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

6.

Property, Plant, and Equipment

Property, plant and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(330,937)	(307,302)
Total mill	4,623,485	4,647,120

Building and equipment at cost	458,752	434,897
Less accumulated depreciation	(225,577)	(223,264)
Total building and equipment	233,175	211,633

Land
Bear Creek	266,934	266,934
Little Baldy	62,139	62,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total Land	929,609	929,609
Total	$5,786,269	$5,788,362

7.

Mineral Properties

Mineral properties at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,591,448	1,586,324
Toboggan	5,000	5,000
Less accumulated amortization	(10,882)	(9,551)
Total	$2,050,693	$2,046,900

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8.

Notes Payable

At March 31, 2017 and December 31, 2016, notes payable are as follows:

	March 31, 2017	December 31, 2016
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term, monthly payments of $474	$38,376	$39,021
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term, collateralized by property, monthly payments of $1,122	96,847	98,559
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly, monthly payments of $3,268, collateralized by equipment	40,223	48,035
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000	500,000	750,000
Total notes payable	675,445	935,615
Due within one year	541,841	664,787
Due after one year	$133,605	$270,828

Future principal payments of debt and related discount amortization at March 31, 2017 are as follows:

	Note	Discount	Net
1 year	$541,840	$(29,753)	$512,087
2 years	12,825		12,825
3 years	33,994		33,994
4 years	86,786		86,786
Total	$675,445	$(29,753)	$645,692

9.

Stockholders’ Equity

Private Placements

The Company began a private placement in the fourth quarter 2016 which ran through the first quarter of 2017. Each unit consisted of two shares of the Company’s common stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through February 2020. As of December 31, 2016, 537,500 units were sold consisting of 1,075,000 shares and 537,500 warrants for net proceeds of $92,500 after deducting the 10% commission and other related placement fees. In the first quarter of 2017 an additional 3,200,000 shares and 1,600,000 warrants were sold for net proceeds in 2017 of $291,000 after deducting the 10% commission. At closing of the private placement in March 2017, the total units for the private placement were 2,137,500 units consisting of 4,275,000 shares and 2,137,500 warrants, net proceeds of the private placement in total were $383,500.

The Company offered an additional private placement in March of 2017. The private placement was for 4,250,000 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through April 2020. No commission was paid with this private placement. Proceeds were $850,000 which included an exchange of $100,000 in private placement participation in exchange for $100,000 payment on a note and interest payable to the Company’s president, John Swallow.

Common Stock issued for Property

In the first quarter of 2016, 3,000,000 restricted shares of the Company’s common stock was issued to Timberline Resources in conjunction with the Company’s purchase of Timberline’s 50% interest in Butte Highlands JV (note 12).

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2015	10,200,000	$0.10-0.20
Issued in connection with private placement	537,500	0.20
Balance December 31, 2016	10,737,500
Expired	3,000,000	(0.15)
Issued in connection with private placement	5,850,000	0.20
Balance March 31, 2017	13,587,500	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	April 30, 2020

10.

Stock Options

In the fourth quarter of 2016 the Company granted 2,750,000 options to management, directors, consultants, and employees of the Company. Of these options 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vest in 2017. The options had a fair value of $268,032 which is being recognized ratable over the vesting period. Compensation costs of $151,143 was recognized as a general and administrative expense in the fourth quarter of 2016 and $33,504 was recognized in the first quarter of 2017. The remaining unrecognized compensation cost of $83,385 is expected to be recognized in the remainder of 2017.

	Number of Options	Exercise Prices
Balance January 1, 2016	5,750,000	0.10-0.15
Exercised	(500,000)	0.10
Issued	2,750,000	0.15
Expired	(500,000)	0.11
Balance December 31, 2016 and March 31, 2017	7,500,000	0.10-0.15

Exercisable at December 31, 2016 and March 31, 2017	5,975,000	$0.10-0.15

At March 31, 2017, the stock options have an intrinsic value of approximately $65,000 and have a weighted average remaining term of 2.79 years.

11.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC ("Ophir"), a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract calls for the Company to deliver a total of 500 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. Ophir agreed to delay receipt of its December 1, 2016 payment until 2017. During the quarter ended March 31, 2017, the Company paid the equivalent of 19.5 gold ounces to Ophir. At March 31, 2017, future gold deliveries are 293 ounces due in the remainder of 2017 and 187.5 ounces due in 2018.

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. During the quarter ended March 31, 2017, the Company paid the equivalent of 111.5 gold ounces to GVC. At March 31, 2017, future gold deliveries are 339 ounces due in the remainder of 2017 and 339 ounces due in 2018.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts for the quarter ended March 31, 2017 is as follows:

Balance January 1, 2017	$1,386,228
Payments:
In cash	(81,724)
In gold purchased by the Company	(83,515)

Change in fair value	143,214
Balance March 31, 2017	1,364,203
Current	968,890
Long term	$395,313

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

The Company’s plan of operation is to generate cash flow primarily from current and future mine operations (as they are developed) with a view toward building an asset base focused on cash flow and/or production, thus reducing reliance on the capital markets. The Company has leveraged its property and mineral processing assets into joint ventures that brought exploration or development funding from partners. This strategy includes finding, evaluating, and developing potential mineral deposits of significant quality and quantity to justify investment in mining and/or mineral processing facilities, preferably following considerable prior investment and advancement (de-risking) by others. The Company’s primary focus is on gold with silver and base metals of secondary emphasis.

The Company has a portfolio of mineral properties including: the Golden Chest Mine (placed in production in the 4th quarter of 2016), the Butte Highlands Mine (50% carried interest acquired during the first quarter of 2016), the New Jersey Mine (historic mine adjacent to the New Jersey Mill), and several exploration prospects including the McKinley, Eastern Star, and Toboggan projects. The Company is also the manager and majority-owner of the New Jersey Mill Joint Venture, which when in operation, is capable of processing both silver and gold ores through a 360 tonne per day (tpd) flotation plant. The New Jersey Mill is currently processing ore from the Golden Chest.

Highlights during the first quarter of 2017 includes:

•

Approximately 6,100 tonnes of ore from the open pit have been processed though the New Jersey Mill at an average head grade of 4.85 grams per tonne (gpt) gold with average recoveries of 84.7%. 571 ounces were sold in the first quarter of 2017.

•

Dewatering of the underground mine and installation of permanent mining equipment and ventilation is complete

•

Identified expansion potential of open pit are at the Golden Chest Mine

•

Closed private placements of $1.14 million with participation from management and strategic shareholders including the Company’s concentrate broker H&H Metals Corp.

•

Total liabilities reduced $376,676 as compared to December 31, 2016

Results of Operations

There was $689,318 in revenue in the three-month period ending March 31, 2017 compared to $43,965 for the comparable period in 2016. The revenue in 2017 was from mining and milling of ore from the Golden Chest Mine whereas minimal activity occurred in the first quarter of 2016. The net loss of $274,178 for the three-month period ending March 31, 2017 compared to the net loss of $190,503 in the comparable period of 2016 are a result of increased costs associated with production at the Golden Chest property and mill in the first quarter of 2017. Net loss also includes a charge of $143,214 for the change in fair value of forward gold contracts that did not exist in the first quarter of 2016.

The Company began ramp up, production, and milling of ore from the Golden Chest property open pit in the fourth quarter of 2016 and continued production throughout the first quarter of 2017. The Company plans to expand the open pit and add production from the underground workings in the second or third quarter of 2017.

Gold Sales

Gold sales income increased in the first quarter of 2017 as a result processing ore from the Golden Chest

Milling Income

Milling income decreased in 2017 compared to 2016 as a result of termination of the Skookum lease in September 2015.

Production

Production costs increased in 2017 compared to 2016 as a result of production at the Golden Chest and the associated milling.

Exploration

Exploration cost decreased in 2017 compared to 2016 as a result the Company’s focus on ramp up of production at the Golden Chest.

Depreciation

Depreciation increased in 2017 compared to 2016 as a result of units of production depreciation calculations as the mill and Golden Chest as production of ore proceeds in 2017.

General and Administrative Expenses

General and administrative expenses were higher in the first three months of 2017 compared to the comparable period of 2017 as a result of increased activity.

Royalties and Other (Income) Expense

Royalties expense increased in 2017 as a result of payments of Net Smelter Return royalty payments to Marathon Gold related to the production at the Golden Chest.

Change in Fair Value of Forward Gold Contracts

Change in fair value of forward gold contracts in a new item in 2017 compared to the first quarter of 2016 and is based upon the fair value of the gold ounces to be delivered to investors who participated in forward gold contracts with the Company in the third quarter of 2016.

Financial Condition and Liquidity

	For the Periods Ended March 31
Net cash provided (used) by:	2017	2016
Operating activities	(97,379)	(69,828)
Investing activities	(28,980)	(304,369)
Financing activities	598,831	323,507
Net change in cash and cash equivalents	472,472	(50,693)
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$627,305	$11,582

At March 31, 2017, the Company’s current debt exceeded current assets by $1,619,611. In addition, the Company has accumulated deficit of $12,552,618 and ongoing net loss from operations. These factors indicate that there may be doubt regarding our ability to continue as a going concern for the next twelve months.

Related party debt holders of both notes and forward gold contracts are willing to restructure payments that will allow the Company to defer $1,051,457 in current debt and current forward gold payments to long term debt if necessary. In addition, first quarter of 2017 production has resulted in positive cash flow and production planned for the remainder of the year indicates the trend will continue to improve. A debt restructuring to longer term is also being considered for the mineral property note payable on which $500,000 in payable in the next twelve months. As a result of its planned production, equity sales and ability to restructure debt, management believes there is not a substantial doubt about the Company’s ability to continue as a going concern for the next twelve months. Cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the time period.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its discretionary expenditures as limited by availability of cash from operations or from financing activities. The cash balance at March 31, 2017 was $627,305 compared to $154,833 at the end of 2016.

Cash and Cash Equivalents

Cash and cash equivalents increased as of March 31, 2017 compared to December 31, 2016 as a result of cash flows from production as well as equity financing in the first quarter of 2017

Gold Sales Receivable

Gold sales receivable increased as of March 31, 2017 compared to December 31, 2016 as a result of settlement payments for gold shipments made to the Company’s gold purchaser which have yet to be paid.

Notes and Interest Payable Related Parties, Current Portion

Notes and interest payable related parties, current portion increased as of March 31, 2017 compared to December 31, 2016 as notes from related parties due date approaches. Some of this current portion may be deferred to long term as necessary to meet cash flow needs.

Purchase of Mineral Property

Cash outflows for the purchase of mineral property in the first quarter of 2016 were at the Golden Chest property.

Investment in Joint Venture

Cash flow for purchase of investment in joint venture in the first quarter of 2016 were because of the acquisition of the 50% interest in the Butte Highlands JV.

Sales of Common Stock and Warrants, Net of Issuance Costs

The Company completed two private placements in the first quarter of 2017.

Borrowings on Notes Payable, Related Parties

In 2016 the Company received funding from related parties to fund the startup of the Golden Chest production.

Principal Payments on Notes Payable

Cash outflow for principal payments on notes payable increased in 2017 compared to 2016 as a result of payments on a note payable for the Golden Chest.

Payments on Forward Gold Contracts in Cash and Gold Coins Purchased for Payments on Forward Gold Contracts

Payments on forward gold contracts in cash and gold coins purchased for payments on forward gold contracts are new payments for the forward gold contracts entered into in the third quarter of 2016.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2017, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2017, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2017.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2017 the Company issued 11,700,000 shares of unregistered common stock at $0.10 per share for net proceeds of $850,000 net of commission and brokerage costs as a result of two private placement offerings

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2017, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President, Chief Executive Officer and Chief Financial Officer

Date May 15, 2017

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President

Date: May 15, 2017