Form 10-Q
period 2017-06-30
NEW JERSEY MINING CO
filed 2017-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large Accelerated Filer ..	Accelerated Filer ..
Non-Accelerated Filer ..	Smaller reporting company X ..
Emerging growth company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

On August 1, 2017, 108,893,704 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2017

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

16

Item 1.  LEGAL PROCEEDINGS

16

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

16

Item 3.  DEFAULTS UPON SENIOR SECURITIES

16

Item 4.  MINE SAFETY DISCLOSURES

16

Item 5.  OTHER INFORMATION

16

Item 6.  EXHIBITS

16

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets June 30, 2017 and December 31, 2016
ASSETS
	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$320,075	$154,833
Milling receivables	20,950	31,450
Gold sales receivable	237,555	54,319
Concentrate inventory	174,948	175,157
Joint venture receivables	7,606	2,888
Note receivable	58,386	58,386
Other current assets	50,389	52,717
Total current assets	869,909	529,750

Property, plant and equipment, net of accumulated depreciation	5,773,915	5,788,362
Mineral properties, net of accumulated amortization	2,088,638	2,046,900
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	58,000
Total assets	$9,270,782	$8,858,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,374	$243,123
Accrued payroll and related payroll expenses	33,109	37,861
Notes and interest payable related parties, current portion	203,753	567,580
Notes payable, current portion, net of discount	396,282	623,185
Forward gold contracts, current portion	629,035	845,198
Total current liabilities	1,470,553	2,316,947

Asset retirement obligation	91,088	72,218
Notes and interest payable related parties, long term	733,720	513,715
Notes payable, long term	125,143	268,158
Forward gold contracts, long term	565,074	541,030
Total long term liabilities	1,515,025	1,395,121

Total liabilities	2,985,578	3,712,068

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2017-108,893,704 shares and December 31, 2016-97,193,704 shares issued and outstanding	15,507,242	14,293,105
Accumulated deficit	(12,351,946)	(12,289,473)
Total New Jersey Mining Company stockholders’ equity	3,155,296	2,003,632
Non-controlling interests	3,129,908	3,142,312
Total stockholders' equity	6,285,204	5,145,944

Total liabilities and stockholders’ equity	$9,270,782	$8,858,012

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2017 and 2016
		June 30, 2017			June 30, 2016
		Three Months		Six Months	Three Months		Six Months
Revenue:
Gold Sales		$1,262,690		1,952,008	$48,312		77,663
Milling income							14,614
Total revenue		1,262,690		1,952,008	48,312		92,277

Costs and expenses:
Production		803,949		1,304,353	43,337		95,187
Pre-development expenses		59,928		99,334
Exploration		17,328		35,980	38,634		80,057
Depreciation and amortization		32,711		59,991	1,116		3,214
Management		37,550		92,639	21,102		56,151
Accounting and legal services		32,889		98,522	4,340		55,026
General and administrative expenses		61,722		141,481	25,718		56,842
Total operating expenses		1,046,077		1,832,300	134,247		346,477
Operating income (loss)		216,613		119,708	(85,935)		(254,200)
Other (income) expense:
Royalties and other income							(200)
Timber income					(42,011)		(42,011)
Timber expense		5,231		5,304			500
Interest income		(102)		(859)	(1,325)		(3,049)
Interest expense		16,948		37,173	28,868		40,077
Change in fair value of forward gold contracts		(1,618)		141,596
Amortization of discount on note payable		11,756		26,274	12,454		24,908
Total other (income) expense		32,215		209,488	(2,014)		20,225

Net income (loss)		184,398		(89,780)	(83,921)		(274,425)
Net income (loss) attributable to non-controlling interest		(16,274)		(27,307)	13,633		13,609
Net income (loss) attributable to New Jersey Mining Company		$200,672		$(62,473)	$(97,554)		$(288,034)

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil $	Nil	$	Nil
Weighted average common shares outstanding-basic		108,893,704		104,893,704	94,760,148		94,298,610
Weighted average common shares outstanding-diluted		109,698,060		104,893,704	$94,760,148		94,298,610

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2017 and 2016
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(89,780)	$(274,425)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	59,991	3,214
Amortization of discount on note payable	26,274	24,908
Accretion of asset retirement obligation	3,988	2,646
Stock based compensation	73,137	42,039
Change in fair value of forward gold contracts	141,596
Change in:
Milling receivables	10,500	9,127
Joint venture receivables	(4,718)	(2,282)
Gold sales receivables	(183,236)
Concentrate inventory	209
Other current assets	2,328	(1,945)
Accounts payable	(34,749)	118,045
Accrued payroll and related payroll expense	(4,752)	(13,351)
Interest payable related parties	9,835	27,001
Net cash provided (used) by operating activities	10,623	(65,023)

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,275)	(42,272)
Purchase of mineral property	(5,125)	(79,651)
Purchase of reclamation bond	(45,320)
Purchase of investment in joint venture		(225,000)
Net cash (used) by investing activities	(117,720)	(346,923)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,041,000
Borrowings on notes payable, related parties		475,000
Borrowings under line of credit		31,865
Payments on forward gold contracts in cash	(175,828)
Gold purchased for payments on forward gold contracts	(157,887)
Principal payments on notes payable	(396,192)	(143,512)
Principal payments on note payables, related parties	(53,657)	(7,095)
Contributions from non-controlling interest	14,903	4,448
Net cash provided (used) by financing activities	272,339	360,706
Net change in cash and cash equivalents	165,242	(51,240)
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$320,075	$11,035

Non-cash investing and financing activities
Shares of common stock and warrants issued for payment of note and interest payable, related party	$100,000
Shares of common stock issued for investment in joint venture		$210,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At June 30, 2017 and December 31, 2016, the consolidated balance sheet includes the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). The consolidated statements of operations and cash flows for the period ended June 30, 2017 includes the same companies. The consolidated statements of operations and cash flows for the period ended June 30, 2016 also includes the Company’s majority-owned subsidiary, GF&H Company. The Company acquired the remaining outstanding shares of GF&H Company in the third quarter 2016 and subsequently dissolved the company.

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

Pre-Development Activities

Pre-development activities involve cost incurred that may ultimately benefit production, such as underground ramp development, pumping, and open pit development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. These cost are charged to operations as incurred.

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

At June 30, 2017 and December 31, 2016, the Company determined fair value on a recurring basis as follows:

	June 30, 2017	December 31, 2016	Fair Value Hierarchy
Forward gold contracts-liability (Note 11)	$ 1,194,109	$ 1,386,228	2

Concentration

During the fourth quarter 2016 and through the six months ended June 30, 2017, the Company has sold all of its gold production to a concentrate broker, H&H Metal.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

2.

Going Concern

The Company’s cash flow is directly related to revenues generated from production and milling activities. The Company has experienced operating losses and negative operating cash flows prior to and during the ramp up of production activities at the Golden Chest Mine. In addition to cash flow from operations, ongoing operations are dependent on the Company’s ability to obtain public equity financing by the issuance of capital and to generate profitable operations in the future.

The Company is currently producing from the open-pit at the Golden Chest Mine and preparing to begin production underground, which is expected in the second half of 2017. In addition, during the first half of 2017, production has generated positive cash flow of $10,623 and planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and closing private placements of $1.4 million in the first quarter of 2017. A debt restructuring to longer term is also being considered for the mineral property note payable on which $375,000 in payable in the next twelve months.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3.

Related Party Notes Payable

At June 30, 2017 and December 31, 2016, the Company had the following notes and interest payable to related parties:

	June 30, 2017	December 31, 2016
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$92,793	$115,868
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $416,295 in February 2019	489,428	520,010
John Swallow, Company president, 5% interest, principal and interest due February 2019	245,516	341,250
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000	100,000
	927,737	1,077,128
Accrued interest payable	9,736	4,167
Total	937,473	1,081,295
Current portion	203,753	567,580
Long term portion	$733,720	$513,715

Related Party interest expense for the three and six month periods ending June 30, 2017 and 2016 is as follows:

June 30, 2017		June 30, 2016
3 months	6 months	3 months	6 months
$13,636	$28,969	$16,791	$30,682

During the quarter ended March 31, 2017 in conjunction with a private placement (Note 9), the Company issued 1,000,000 units of its common stock and warrants with a value of $100,000 in exchange for $95,734 in principal and $4,266 in accrued interest on a note payable due to John Swallow, the Company’s president.

Subsequent to June 30, 2017, notes with Mr. Swallow were amended to extend the balloon payments on both notes to February 2019.

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

At June 30, 2017 and December 31, 2016, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	June 30, 2017			December 31, 2016
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

New Jersey Mill Joint Venture Agreement

At June 30, 2017 and December 31, 2016, an account receivable existed with Crescent for $7,606 and $2,888, respectively, for shared operating costs as defined in the JV agreement.

Crescent’s non-controlling interest in the JV changed from December 31, 2016 to June 30, 2017 as follows:

Balance December 31, 2016	$3,142,312
Contribution from non-controlling interest	14,903
Net loss attributable to non-controlling interest	(27,307)
Balance June 30, 2017	$3,129,908

Butte Highlands JV, LLC (“BHJV”)

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) from Timberline Resources Corporation for $225,000 in cash and 3,000,000 restricted shares of the Company’s common stock valued at $210,000 for a total consideration of $435,000.  Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the joint venture. Under the agreement, Highland will fund all future project exploration and mine development costs. The agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the joint venture’s activities, it accounts for its investment on a cost basis. The Company purchased the interest in the BHJV to provide additional opportunities for exploration and development and expand the Company’s mineral property portfolio.

5.

Earnings per Share

For the six month period ending June 30, 2017 and the three month and six month periods ending June 30, 2016, all outstanding options and warrants were excluded from the computation of diluted loss per share, as net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share. For the three month period ended June 30, 2017, 3,250,000 options and 1,200,000 warrants are included in the calculation of diluted income per share.

6.

Property, Plant, and Equipment

Property, plant and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(359,699)	(307,302)
Total mill	4,594,723	4,647,120

Building and equipment at cost	477,472	434,897
Less accumulated depreciation	(227,889)	(223,264)
Total building and equipment	249,583	211,633

Land
Bear Creek	266,934	266,934
Little Baldy	62,139	62,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	929,609	929,609
Total	$5,773,915	$5,788,362

7.

Mineral Properties

Mineral properties at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,631,031	1,586,324
Toboggan	5,000	5,000
Less accumulated amortization	(12,520)	(9,551)
Total	$2,088,638	$2,046,900

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8.

Notes Payable

At June 30, 2017 and December 31, 2016, notes payable are as follows:

	June 30, 2017	December 31, 2016
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $474	$37,399	$39,021
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	94,959	98,559
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268, collateralized by equipment	32,064	48,035
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000 through May of 2018	375,000	750,000
Total notes payable	539,422	935,615
Due within one year	414,279	664,787
Due after one year	$125,143	$270,828

Future principal payments of debt and related discount amortization at June 30, 2017 are as follows:

	Note	Discount	Net
1 year	$414,279	$(17,997)	$396,282
2 years	36,965		36,965
3 years	3,990		3,990
4 years	84,188		84,188
Total	$539,422	$(17,997)	$521,425

9.

Stockholders’ Equity

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

The Company offered an additional private placement in March of 2017. The private placement was for 4,250,000 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through April 2020. No commission was paid with this private placement. Proceeds were $850,000 which included an exchange of $100,000 in private placement participation in exchange for $100,000 payment on a note and interest payable to the Company’s president, John Swallow. The Company’s concentrate broker, H&H Metals Corp., who purchases all of the Company’s gold production, participated in this private placement purchasing 1,250,000 units for $250,000.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2015	10,200,000	$0.10-0.20
Issued in connection with private placement	537,500	0.20
Balance December 31, 2016	10,737,500
Expired	(3,000,000)	(0.15)
Issued in connection with private placement	5,850,000	0.20
Balance June 30, 2017	13,587,500	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
6,000,000	$0.20	August 11, 2017
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	April 30, 2020

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10.

Stock Options

In the fourth quarter of 2016, the Company granted 2,750,000 options to management, directors, consultants, and employees of the Company. Of these options 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vest in 2017. The options had a fair value of $268,032 which is being recognized ratable over the vesting period. Compensation costs of $151,143 was recognized as a general and administrative expense in the fourth quarter of 2016 and $33,504 was recognized in each of the first two quarters of 2017. The remaining unrecognized compensation cost of $49,881 is expected to be recognized in the remainder of 2017.

In the second quarter of 2017, the Company granted 400,000 options to consultants and employees of the Company. These options vest in the second quarter of 2018. The options had a fair value of $36,777 which is being recognized ratable over the vesting period. Compensation cost of $6,129 was recognized as a production cost in the second quarter of 2017 and the remaining unrecognized compensation cost of $30,648 is expected to be recognized in the remainder of 2017 and the first half of 2018.

	Number of Options	Exercise Prices
Balance January 1, 2016	5,750,000	$0.10-0.15
Exercised	(500,000)	0.10
Issued	2,750,000	0.15
Expired	(500,000)	0.11
Balance December 31, 2016	7,500,000	$0.10-0.15
Expired	(500,000)	0.10
Issued	400,000	0.15
Balance June 30, 2017	7,400,000	$0.10-0.15

Exercisable at June 30, 2017	5,475,000	$0.10-0.15

At June 30, 2017, the stock options have an intrinsic value of approximately $82,500 and have a weighted average remaining term of 2.7 years.

11.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC ("Ophir"), a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract calls for the Company to deliver a total of 500 ounces of gold to the purchasers with quarterly payments equivalent to $25,000 in ounces starting February 1, 2017 until all other investors in forward gold contracts are paid in full at which time the quarterly payments will increase to the equivalent of $75,000 in ounces until the remaining balance is paid in full as gold is produced from the Golden Chest Mine and New Jersey Mill. During the first two quarters of 2017, the Company paid the equivalent of 40.5 gold ounces to Ophir. At June 30, 2017, future gold deliveries are 459.5 ounces due.

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. During the first two quarters of 2017, the Company paid the equivalent of 227.5 gold ounces to GVC. At June 30, 2017, future gold deliveries are 224.5 ounces due in the remainder of 2017 and 339 ounces due in 2018.

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts for the quarter ended June 30, 2017 is as follows:

Balance January 1, 2017	$1,386,228
Payments:
In cash	(175,828)
In gold purchased by the Company	(157,887)

Change in fair value	141,596
Balance June 30, 2017	1,194,109
Current	629,035
Long term	$565,074

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12.

Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Activity for the six month ended June 30, 2017 and the year ended December 31, 2016 is as follows:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016

Balance at beginning of period	$72,218	$28,656
Accretion expense	3,988	5,291
Incurred on Golden Chest mining operations	14,882	38,271
Balance at end of period	$91,088	$72,218

During 2017 and 2016, the Company established an asset requirement obligation for its Golden Chest mine.  At June 30, 2017, management estimated that the cost to reclaim the property based upon disturbance to be $60,215. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

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

Highlights during the first half of 2017 include:

•

Approximately 13,525 tonnes of ore from the open pit have been processed though the New Jersey Mill. Approximately 7,425 tonnes of ore from the open pit were processed in the second quarter at an average head grade of 5.29 grams per tonne (gpt) gold with average recoveries of 87.7%. 1,319 ounces were sold in the second quarter of 2017.

•

Dewatering of the underground mine and installation of permanent mining equipment and ventilation is complete.

•

Identified expansion potential of open pit are at the Golden Chest Mine.

•

Closed private placements of $1.14 million with participation from management and strategic shareholders including the Company’s concentrate broker H&H Metals Corp.

•

Total liabilities reduced $726,491 as compared to December 31, 2016.

Results of Operations

There was $1,262,690 and $1,952,008 in revenue in the three and six-month periods respectively ending June 30, 2017 compared to $48,312 and $92,277 for the comparable periods in 2016. The revenue in 2017 was from mining and milling of ore from the Golden Chest Mine whereas minimal activity occurred in the first half of 2016. The net income (loss) attributable to the Company of $200,672 and ($62,473) for the three and six month period ending June 30, 2017 compared to the net loss of ($97,554) and ($288,034) in the comparable period of 2016 are a result of operations at the Golden Chest property and New Jersey mill in the half of 2017. Net income (loss) for the six months ending June 30, 2017 also includes a charge of $141,596 for the change in fair value of forward gold contracts that did not exist in the first half of 2016.

The Company began ramp up, production, and milling of ore from the Golden Chest property open pit in the fourth quarter of 2016 and continued production throughout the first half of 2017. The Company plans to expand the open pit and add production from the underground workings in the third quarter of 2017.

Gold Sales

Gold sales income increased in 2017 compared to 2016 as a result processing ore from the Golden Chest

Milling Income

Milling income decreased in 2017 compared to 2016 as a result of termination of the Skookum lease in September 2015.

Production

Production costs increased in 2017 compared to 2016 as a result of production at the Golden Chest and the associated milling.

Predevelopment expenses

Predevelopment expenses are a new item in 2017 related to pumping and other activities being done in preparation for underground mining which is to commence in the third quarter.

Exploration

Exploration cost decreased in 2017 compared to 2016 as a result the Company’s focus on ramp up of production at the Golden Chest.

Depreciation

Depreciation increased in 2017 compared to 2016 as a result of units of production depreciation calculations as the mill and Golden Chest as production of ore proceeds in 2017.

Management

Management expenses were higher 2017 compared to the comparable period of 2016 as a result of 1,150,000 non cash stock option awards being granted to management in the later part of 2016 some of which are being expensed through 2017 as they become vested.

Accounting and Legal Services

Accounting and legal services expenses were higher in 2017 compared to the comparable period of 2017 as a result of increased activity including seeking a listing on the Canadian Stock Exchange and services related to collection of debt owed the company by Premium Exploration.

General and Administrative Expenses

General and administrative expenses were higher in 2017 compared to the comparable period of 2016 as a result of increased activity.

Change in Fair Value of Forward Gold Contracts

Change in fair value of forward gold contracts is a new item in 2017 compared to the first half of 2016 and is based upon the fair value of the gold ounces to be delivered to investors who participated in forward gold contracts with the Company in the third quarter of 2016.

Financial Condition and Liquidity

	For the Periods Ended June 30
Net cash provided (used) by:	2017	2016
Operating activities	$10,623	$(65,023)
Investing activities	(117,720)	(346,923)
Financing activities	272,339	360,706
Net change in cash and cash equivalents	165,242	(51,240)
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$320,075	$11,035

The Company’s cash flow is directly related to revenues generated from production and milling activities. The Company has experienced operating losses and negative operating cash flows prior to and during the ramp up of production activities at the Golden Chest Mine. In addition to cash flow from operations, ongoing operations are dependent on the Company’s ability to obtain public equity financing by the issuance of capital and to generate profitable operations in the future.

The Company is currently producing from the open-pit at the Golden Chest Mine and preparing to begin production underground, which is expected in the second half of 2017. In addition, during the first half of 2017, production has generated positive cash flow of $10,623 and planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and closing private placements of $1.4 million in the first quarter of 2017. A debt restructuring to longer term is also being considered for the mineral property note payable on which $375,000 in payable in the next twelve months.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its discretionary expenditures as limited by availability of cash from operations or from financing activities. The cash balance at June 30, 2017 was $320,075 compared to $154,833 at the end of 2016.

Cash and Cash Equivalents

Cash and cash equivalents increased as of June 30, 2017 compared to December 31, 2016 as a result of cash flows from production as well as equity financing in the first quarter of 2017

Gold Sales Receivable

Gold sales receivable increased as of June 30, 2017 compared to December 31, 2016 as a result of an increase in gold sales.

Reclamation Bond

The reclamation bond balance increased as of June 30, 2017 compared to December 31, 2016 because an additional reclamation bond was posted with the Idaho Department of Lands for expansion of the Golden Chest open pit reclamation.

Notes and Interest Payable Related Parties

Notes and interest payable related parties have decreased overall as of June 30, 2017 compared to December 31, 2016 as scheduled payments have been made. Additionally, two notes have been amended resulting in reclassification of current debt to long term.

Forward Gold Contracts

Forward gold contracts have decreased overall as of June 30, 2017 compared to December 31, 2016 as scheduled payments have been made. Additionally, Ophir Holdings, a related party, has agreed to delay the delivery of gold ounces due to it resulting in reclassification some of the current portion of gold forward contracts to long term.

Accounts Payable

Cash outflows from accounts payable have leveled off as of June 30, 2017 compared to December 31, 2016 as a result of more consistent operating activity as the Company continues operations.

Reclamation Bond

The cash outflow for reclamation bond increased as of June 30, 2017 compared to December 31, 2016 because an additional reclamation bond was posted with the Idaho Department of Lands for the Golden Chest open pit reclamation. The reclamation bond purchase in 2016 occurred in the third quarter.

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

Borrowings under Line of Credit

In 2016 the Company utilized an existing line of credit for short term cash requirements.

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

Principal Payments on Notes Payables Related Party

Cash outflow for principal payments on notes payable related party increased in 2017 compared to 2016 as a result of payments on a note payables to the Company’s related parties.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2017, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2017, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2017.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2017 the Company issued 11,700,000 shares of unregistered common stock at $0.10 per share for net proceeds of $850,000 net of commission and brokerage costs as a result of two private placement offerings. No additional shares were issued by the Company in the second quarter of 2017

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase. No additional shares were issued by the Company in the second quarter of 2016

The Company relied on the transaction exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D Rule 506(b). The common shares are restricted securities which may not be publicly sold unless registered for resale with the Securities and Exchange Commission or exempt from the registration requirements of the Securities Act of 1933, as amended.

Item 3.

 DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2017, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date August 14, 2017

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President

Date: August 14, 2017

17