Form 10-Q
period 2017-09-30
NEW JERSEY MINING CO
filed 2017-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes [  ] No [X]

On November 1, 2017, 111,477,037 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

14

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

Item 4: CONTROLS AND PROCEDURES

19

PART II - OTHER INFORMATION

20

Item 1.  LEGAL PROCEEDINGS

20

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

20

Item 3.  DEFAULTS UPON SENIOR SECURITIES

20

Item 4.  MINE SAFETY DISCLOSURES

20

Item 5.  OTHER INFORMATION

20

Item 6.  EXHIBITS

20

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets September 30, 2017 and December 31, 2016
ASSETS
	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$249,263	$154,833
Milling receivables	16,950	31,450
Gold sales receivable	378,612	54,319
Concentrate inventory	193,452	175,157
Joint venture receivables	7,727	2,888
Note receivable		58,386
Other current assets	86,593	52,717
Total current assets	932,597	529,750

Property, plant and equipment, net of accumulated depreciation	5,854,845	5,788,362
Mineral properties, net of accumulated amortization	2,104,906	2,046,900
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	58,000
Total assets	$9,430,668	$8,858,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,452	$243,123
Accrued payroll and related payroll expenses	36,728	37,861
Notes and interest payable related parties, current portion	207,760	567,580
Notes payable, current portion, net of discount	335,805	623,185
Forward gold contracts, current portion	649,411	845,198
Total current liabilities	1,543,156	2,316,947

Asset retirement obligation	102,142	72,218
Notes and interest payable related parties, long term	697,985	513,715
Notes payable, long term	170,661	268,158
Forward gold contracts, long term	452,486	541,030
Total long term liabilities	1,423,274	1,395,121

Total liabilities	2,966,430	3,712,068

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2017-108,893,704 shares and December 31, 2016-97,193,704 shares issued and outstanding	15,549,941	14,293,105
Accumulated deficit	(12,207,538)	(12,289,473)
Total New Jersey Mining Company stockholders’ equity	3,342,403	2,003,632
Non-controlling interests	3,121,835	3,142,312
Total stockholders' equity	6,464,238	5,145,944

Total liabilities and stockholders’ equity	$9,430,668	$8,858,012

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2017 and 2016
		September 30, 2017			September 30, 2016
		Three Months		Nine Months	Three Months		Nine Months
Revenue:
Gold Sales		$1,266,139		3,218,147	$45,854		$123,518
Milling income					6,500		21,114
Total revenue		1,266,139		3,218,147	52,354		144,632

Costs and expenses:
Production		813,785		2,118,138	51,241		146,428
Pre-development expenses		59,769		159,102	199,821		199,821
Exploration		9,220		45,200	37,772		112,829
Depreciation and amortization		40,597		100,588			3,214
Management		35,678		128,317	45,923		102,074
Accounting and legal services		33,232		131,754	32,776		87,766
General and administrative expenses		51,135		192,616	42,520		98,285
Total operating expenses		1,043,416		2,875,715	405,053		750,417
Operating income (loss)		222,723		342,432	(352,699)		(605,785)
Other (income) expense:
Royalties and other income							(200)
Timber income					(52,252)		(52,252)
Timber expense				5,304			428
Interest income		(7,745)		(8,604)	(1,483)		(4,532)
Interest expense		16,070		53,243	20,760		60,837
Change in fair value of forward gold contracts		76,865		218,461	466,783		466,783
Amortization of discount on note payable		8,925		35,200	42,249		67,157
Total other expense		94,115		303,604	476,057		538,221

Net income (loss)		128,608		38,828	(828,756)		(1,144,006)
Net income (loss) attributable to non-controlling interest		(15,799)		(43,107)	9,702		23,311
Net income (loss) attributable to New Jersey Mining Company		$144,407		$81,935	$(838,458)		$(1,167,317)

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil $	Nil	$	Nil
Weighted average common shares outstanding-basic		108,893,704		105,707,990	94,855,670		94,485,652
Weighted average common shares outstanding-diluted		109,805,242		106,461,364	$94,855,670		94,485,652

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2017 and 2016
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$38,828	$(1,144,006)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	100,588	3,214
Amortization of discount on note payable	35,200	67,157
Accretion of asset retirement obligation	6,327	3,968
Stock based compensation	115,836	55,815
Change in fair value of forward gold contracts	218,461	466,783
Change in:
Milling receivables	14,500	(34,632)
Joint venture receivables	(4,839)	2,794
Gold sales receivables	(324,293)
Concentrate inventory	(18,295)
Timber receivables		(4,977)
Other current assets	(33,876)	(16,250)
Accounts payable	70,329	115,477
Accrued payroll and related payroll expense	(1,133)	16,462
Interest payable related parties	14,152	14,479
Net cash provided (used) by operating activities	231,785	(453,716)

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,458)	(90,838)
Purchase of mineral property	(14,522)	(88,842)
Proceeds from option payment on property	15,000	10,000
Purchase of investment in joint venture		(225,000)
Acquisition of GF&H, net of gain recognized as equity transaction		41,333
Payment received on note receivable	58,386
Purchase of reclamation bond	(45,320)	(58,000)
Net cash (used) by investing activities	(75,914)	(411,347)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,041,000
Proceeds from forward gold contracts		1,240,306
Borrowings on notes payable, related parties		475,000
Payments on forward gold contracts in cash	(270,755)
Gold purchased for payments on forward gold contracts	(232,037)
Principal payments on notes payable	(532,577)	(402,838)
Principal payments on note payables, related parties	(89,702)	(28,422)
Contributions from non-controlling interest	22,630	1,856
Net cash provided (used) by financing activities	(61,441)	1,285,902
Net change in cash and cash equivalents	94,430	420,839
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$249,263	$483,114

Non-cash investing and financing activities
Shares of common stock and warrants issued for payment of note and interest payable, related party	$100,000
Shares of common stock issued for investment in joint venture		$210,000
Shares of common stock issued for acquisition of GF&H		$26,364
Note payable for equipment purchase	$112,500

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Principles of Consolidation

At September 30, 2017 and December 31, 2016, the consolidated balance sheet includes the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). The consolidated statements of operations and cash flows for the period ended September 30, 2017 includes the same companies.

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

Pre-Development Activities

Pre-development activities involve cost incurred that may ultimately benefit production, such as underground ramp development, pumping, and open pit development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. These costs are charged to operations as incurred.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2017 and December 31, 2016, the Company determined fair value on a recurring basis as follows:

	September 30, 2017	December 31, 2016	Fair Value Hierarchy
Forward gold contracts-liability (Note 11)	$1,101,897	$1,386,228	2

Concentration

During the fourth quarter 2016 and through the nine months ended September 30, 2017, the Company has sold all of its gold concentrate product to a concentrate broker, H&H Metals Corp.

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

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. In addition, during the first three quarters of 2017, production has generated positive cash flow of $231,785 and planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and closing private placements of $1.4 million in the first quarter of 2017. The Company also completed a private placement on October 20, 2017 using the proceeds to reduce debt and pay off the remaining balance on the Golden Chest Mine project.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3.

Related Party Notes Payable

At September 30, 2017 and December 31, 2016, the Company had the following notes and interest payable to related parties:

	September 30, 2017	December 31, 2016
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$80,729	$115,868
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $416,295 in February 2019	465,446	520,010
John Swallow, Company president, 5% interest, principal and interest due February 2019	245,516	341,250
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000	100,000
	891,691	1,077,128
Accrued interest payable	14,054	4,167
Total	905,745	1,081,295
Current portion	207,760	567,580
Long term portion	$697,985	$513,715

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Related Party interest expense for the three and nine month periods ending September 30, 2017 and 2016 is as follows:

September 30, 2017		September 30, 2016
3 months	9 months	3 months	9 months
$13,001	$41,970	$16,806	$45,770

During the quarter ended March 31, 2017 in conjunction with a private placement (Note 9), the Company issued 1,000,000 units of its common stock and warrants with a combined value of $100,000 in exchange for $95,734 in principal and $4,266 in accrued interest on a note payable due to John Swallow, the Company’s president.

On August 8, 2017, notes with Mr. Swallow were amended to extend the balloon payments on both notes to February 2019.

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

At September 30, 2017 and December 31, 2016, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	September 30, 2017			December 31, 2016
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

New Jersey Mill Joint Venture Agreement

At September 30, 2017 and December 31, 2016, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $7,727 and $2,888, respectively, for shared operating costs as defined in the JV agreement.

Crescent’s non-controlling interest in the JV changed from December 31, 2016 to September 30, 2017 as follows:

Balance December 31, 2016	$3,142,312
Contribution from non-controlling interest	22,630
Net loss attributable to non-controlling interest	(43,107)
Balance September 30, 2017	$3,121,835

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.

Earnings per Share

For the three month period ending September 30, 2017, stock options of 2,750,000 and warrants of 1,200,000 are included in the calculation of diluted income per share. For the nine month period ended September 30, 2017, stock options of 3,250,000 and warrants of 1,200,000 warrants are included in the calculation of diluted income per share.  Excluded from the diluted earnings per share calculations for both the three and nine months ending September 30, 2017 were 2,725,000 stock options and 6,387,500 warrants. These stock options and warrants were excluded because the exercise prices were greater than the average trading prices of the Company’s common stock for the periods.

For the three and nine month periods ending September 30, 2016, all outstanding stock options and warrants were excluded from the computation of diluted loss per share, as net losses for those periods would cause their conversion and exercise to have no effect on the calculation of loss per share.

6.

Property, Plant, and Equipment

Property, plant and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(391,895)	(307,302)
Total mill	4,562,527	4,647,120

Building and equipment at cost	612,155	434,897
Less accumulated depreciation	(234,446)	(223,264)
Total building and equipment	377,709	211,633

Land
Bear Creek	266,934	266,934
Little Baldy	47,139	62,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	914,609	929,609
Total	$5,854,845	$5,788,362

7.

Mineral Properties

Mineral properties at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
New Jersey	$215,127	$215,127
McKinley	250,000	250,000
Golden Chest	1,649,142	1,586,324
Toboggan	5,000	5,000
Less accumulated amortization	(14,363)	(9,551)
Total	$2,104,906	$2,046,900

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8.

Notes Payable

At September 30, 2017 and December 31, 2016, notes payable are as follows:

	September 30, 2017	December 31, 2016
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $474	$36,413	$39,021
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,122	93,083	98,559
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268, collateralized by equipment	23,542	48,035
Haul Truck, 20 month note payable, 10.0% interest rate payable monthly through May of 2019, monthly payments of 6,020, collateralized by equipment	112,500	-
Mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by property, quarterly payments of $125,000 through May of 2018	250,000	750,000
Total notes payable	515,538	935,615
Due within one year	344,877	664,787
Due after one year	$170,661	$270,828

Future principal payments of debt and related discount amortization at September 30, 2017 are as follows:

	Note	Discount	Net
1 year	$344,877	$(9,072)	$335,805
2 years	84,818	-	84,818
3 years	4,260	-	4,260
4 years	81,583	-	81,583
Total	$515,538	$(9,072)	$506,466

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

The Company offered an additional private placement in March of 2017. The private placement was for 4,250,000 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through April 2020. No commission was paid with this private placement. Proceeds were $750,000 in cash and a $100,000 payment on a note and interest payable to the Company’s president, John Swallow. The Company’s concentrate broker, H&H Metals Corp., who purchases all of the Company’s gold concentrate product, participated in this private placement purchasing 1,250,000 units for $250,000.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2015	10,200,000	$0.10-0.20
Issued in connection with private placement	537,500	0.20
Balance December 31, 2016	10,737,500	0.10-0.20
Expired	(9,000,000)	(0.15-0.20)
Issued in connection with private placement	5,850,000	0.20
Balance September 30, 2017	7,587,500	0.10-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	April 30, 2020

10.

Stock Options

In the fourth quarter of 2016, the Company granted 2,750,000 options to management, directors, consultants, and employees of the Company. Of these options 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vest in 2017. The options had a fair value of $268,032 which is being recognized ratably over the vesting period. Compensation costs of $151,143 were recognized in the fourth quarter of 2016. Compensation costs of $33,504 and $100,512 was recognized in the three and nine month periods ended September 30, 2017, respectively. The remaining unrecognized compensation cost of $16,377 is expected to be recognized in the fourth of 2017.

In the second quarter of 2017, the Company granted 400,000 options to consultants and employees of the Company. These options vest in the second quarter of 2018. The options had a fair value of $36,777 which is being recognized ratably over the vesting period. Compensation cost of $9,194 and $15,324 was recognized in the three and nine month periods ended September 30, 2017, respectively. The remaining unrecognized compensation cost of $21,453 is expected to be recognized in the remainder of 2017 and the first half of 2018.

Stock based compensation costs are included in management, production, exploration, and general and administrative expenses where applicable.

	Number of Options	Exercise Prices
Balance January 1, 2016	5,750,000	$0.10-0.15
Exercised	(500,000)	0.10
Issued	2,750,000	0.15
Expired	(500,000)	0.11
Balance December 31, 2016	7,500,000	$0.10-0.15
Expired	(500,000)	0.10
Issued	400,000	0.15
Balance September 30, 2017	7,400,000	$0.10-0.15

Exercisable at September 30, 2017	5,475,000	$0.10-0.15

At September 30, 2017, the stock options have an intrinsic value of approximately $192,500 and have a weighted average remaining term of 2.5 years.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

11.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC ("Ophir"), a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract calls for the Company to deliver a total of 500 ounces of gold to the purchasers with quarterly payments equivalent to $25,000 in ounces starting February 1, 2017 until all other investors in forward gold contracts are paid in full at which time the quarterly payments will increase to the equivalent of $75,000 in ounces until the remaining balance is paid in full as gold is produced from the Golden Chest Mine and New Jersey Mill. During the first nine months of 2017, the Company paid the equivalent of 60.5 gold ounces to Ophir. At September 30, 2017, future gold deliveries are 439.5 ounces due.

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. During the first nine months of 2017, the Company paid the equivalent of 337.5 gold ounces to GVC. At September 30, 2017, future gold deliveries are 113 ounces due in the remainder of 2017 and 339 ounces due in 2018.

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts for the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016
Beginning balance	$1,386,228	-
Proceeds from contracts	-	$1,240,306
Payments:
In cash	(270,755)	-
In gold purchased by the Company	(232,037)	-

Change in fair value	218,461	466,783
Ending balance	1,101,897	1,707,089
Current	649,411	887,943
Long term	$452,486	$819,146

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

12.

Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the nine months ended September 30, 2017 and the year ended December 31, 2016 is as follows:

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016

Balance at beginning of period	$72,218	$28,656
Accretion expense	6,327	5,291
Incurred on Golden Chest mining operations	23,597	38,271
Balance at end of period	$102,142	$72,218

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

During 2016, the Company established an asset requirement obligation for its Golden Chest mine. At September 30, 2017, management estimated that the cost to reclaim the property based upon disturbance to be $70,087. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

13.

Subsequent Events

In October 2017, the Company completed a private placement consisting of a total of 1,291,667 units sold at a price of $0.24 per unit, which resulted in gross proceeds to the Company of $250,000 and a debt reduction of $60,000. No commissions will be paid on the sale.  Each unit consisted of two shares of the Company’s common stock and one common stock purchase warrant exercisable at a price of $0.20 for a period of 36 months (ending October 20, 2020).  H&H Metals Corp. purchased 1,041,667 units, comprised of 2,083,334 shares and 1,041,667 warrants, for a total of $250,000. John Swallow converted $60,000 of debt owed to him and was issued 250,000 units comprised of 500,000 shares and 250,000 warrants. In total, the Company issued an aggregate of 1,291,667 units, comprised of 2,583,334 common shares and 1,291,667 warrants.

In October 2017, the Company utilized proceeds of the private placement to pay the remaining debt due on the Golden Chest property of $250,000.

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

Plan of Operation

New Jersey Mining Company is an emerging gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow while reducing debt and growing its production and asset base over time while being mindful of corporate overhead. Management is focused on utilizing its in-house skillsets to identify, acquire and/or develop quality assets that have production and resource potential, preferably having considerable prior investment and development.

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill, (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt.

Highlights during the first nine months of 2017 include:

•

For the three and nine months ended September 30, 2017 approximately 8,314 and 21,840 tonnes of ore, respectively, from the open pit have been processed though the New Jersey Mill. For the three month period ending September 30, 2017 the average head grade was 4.29 grams per tonne (gpt) gold with average gold recoveries of 83.1% and 952 ounces were recovered. For the nine month period ending September 30, 2017 the average head grade was 4.55 gpt gold with average gold recoveries of 84.6% and 2,700 ounces were recovered.

•

Dewatering of the underground mine and installation of permanent mining equipment and ventilation is complete with underground operations scheduled to commence in November.

•

Identified expansion potential of open pit area at the Golden Chest Mine.

•

Closed private placements of $1.14 million with participation from management and strategic shareholders including the Company’s concentrate broker H&H Metals Corp.

•

Acquired additional equipment in support of underground operations at the Golden Chest Mine.

•

Total liabilities reduced $745,638 as compared to December 31, 2016.

•

The Company has made a variety of equipment purchases in 2017 as the open pit continues to evolve and preparations are made for underground production. Included in these equipment purchases was a Wagner 14-ton underground haul truck purchased in September 2017 for $125,000 of which $112,500 was financed with a 20 month note payable and $6,020/month payments.

Results of Operations

There was $1,266,139 and $3,218,147 in revenue in the three and nine-month periods respectively ending September 30, 2017 compared to $52,354 and $144,632 for the comparable periods in 2016. The revenue in 2017 was from mining and milling of ore from the Golden Chest Mine whereas minimal activity occurred in the first nine months of 2016. The net income attributable to the Company of $144,407 and $81,935 for the three and nine month periods ending September 30, 2017 compared to the net loss of ($838,458) and ($1,167,317) in the comparable periods of 2016 are a result of operations at the Golden Chest property and New Jersey mill in 2017.

The Company began ramp up, production, and milling of ore from the Golden Chest property open pit in the fourth quarter of 2016 and continued production throughout the first nine months of 2017. The Company plans to continue mining the open pit and add production from the underground workings in the fourth quarter of 2017.

Gold Sales

Gold sales income increased by $1,220,285 and $3,094,629 in the three and nine month periods, respectively of 2017 compared to the equivalent periods in 2016 as a result processing ore from the Golden Chest

Milling Income

Milling income decreased in 2017 compared to 2016 as a result of termination of the Skookum lease in September 2015.

Production

Production costs increased in 2017 compared to 2016 as a result of production at the Golden Chest and the associated milling.

Predevelopment expenses

Predevelopment expenses decreased in 2017 compared to 2016 as costs related to pumping and other activities being done in preparation for underground mining which is to commence in the fourth quarter near completion.

Exploration

Exploration cost decreased in 2017 compared to 2016 as a result the Company’s focus on development in support of production at the Golden Chest.

Depreciation

Depreciation increased in 2017 compared to 2016 as a result of units of production depreciation calculations as the mill and Golden Chest as production of ore proceeds in 2017.

Accounting and Legal Services

Accounting and legal services expenses were higher in the nine month periods of 2017 compared to the comparable period of 2017 as a result of increased activity including seeking a listing on the Canadian Stock Exchange and services related to collection of debt owed the company by Premium Exploration.

General and Administrative Expenses

General and administrative expenses were higher in 2017 compared to the comparable period of 2016 as a result of increased activity.

Timber Income

No timber was harvested from the Company’s property in 2017.

Interest Income

Interest income increased in 2017 as compared to 2016 as a result of the collection of debt owed the Company by Premium Exploration.

Change in Fair Value of Forward Gold Contracts

Change in fair value of forward gold contracts is lower in 2017 compared to 2016 as a result of a lower debt balance that requires adjustment to market value in 2017.

Financial Condition and Liquidity

	For the Periods Ended September 30
Net cash provided (used) by:	2017	2016
Operating activities	$231,785	$(453,716)
Investing activities	(75,914)	(411,347)
Financing activities	(61,441)	1,285,902
Net change in cash and cash equivalents	94,430	420,839
Cash and cash equivalents, beginning of period	154,833	62,275
Cash and cash equivalents, end of period	$249,263	$483,114

The Company’s cash flow is directly related to revenues generated from production. The Company has experienced operating losses and negative operating cash flows prior to and during the ramp up of production activities at the Golden Chest Mine. In addition to cash flow from operations, ongoing operations are dependent on the Company’s ability to obtain public equity financing by the issuance of capital and to generate profitable operations in the future.

The Company is currently producing from the open-pit at the Golden Chest Mine and preparing to begin production underground, which is scheduled for November 2017. In addition, during the first nine months of 2017, production has generated positive cash flow of $231,785 and planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and closing private placements of $1.4 million in the first quarter of 2017. Subsequent to September 30, 2017 The Company completed a private placement of $310,000 using the proceeds to reduce debt and pay off the remaining balance on the Golden Chest Mine property.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Changes in Financial Condition

The Company maintains an adequate cash balance by increasing or decreasing its discretionary expenditures as limited by availability of cash from operations or from financing activities. The cash balance at September 30, 2017 was $249,263 compared to $154,833 at the end of 2016.

Cash and Cash Equivalents

Cash and cash equivalents increased as of September 30, 2017 compared to December 31, 2016 as a result of cash flows from production as well as equity financing in the first quarter of 2017

Gold Sales Receivable

Gold sales receivable increased as of September 30, 2017 compared to December 31, 2016 as a result of an increase in gold concentrate sales.

Note Receivable

Note receivable decreased as of September 30, 2017 compared to December 31, 2016 as a result collection of debt owed the Company.

Other Current Assets

Other current assets increased as of September 30, 2017 compared to December 31, 2016 as a result of prepaid expenses which will be expensed throughout the upcoming year.

Accounts Payable

The accounts payable balance increased as of September 30, 2017 compared to December 31, 2016 because of increased activity.

Reclamation Bond

The reclamation bond balance increased as of September 30, 2017 compared to December 31, 2016 because an additional reclamation bond was posted with the Idaho Department of Lands for expansion of the Golden Chest open pit reclamation.

Notes and Interest Payable Related Parties

Notes and interest payable related parties have decreased overall as of September 30, 2017 compared to December 31, 2016 as scheduled payments have been made. Additionally, two notes have been amended resulting in reclassification of current debt to long term.

Forward Gold Contracts

Forward gold contracts have decreased overall as of September 30, 2017 compared to December 31, 2016 as scheduled payments have been made. Additionally, Ophir Holdings, a related party, has agreed to delay the delivery of gold ounces due to it resulting in reclassification some of the current portion of gold forward contracts to long term.

Depreciation

Depreciation increased in 2017 compared to 2016 as a result of units of production depreciation calculations as the mill and Golden Chest as production of ore proceeds in 2017.

Amortization of Discount on Note Payable

Amortization of discount on note payable decreased in 2017 compared to 2016 as a result a lower associated debt balance.

Stock Based Compensation

Stock based compensation has increased in 2017 compared to 2016 as the Company has implemented its stock based compensation plan.

Change in Fair Value of Forward Gold Contracts

Change in fair value of forward gold contracts is lower in 2017 compared to 2016 as a result of a lower debt balance that requires adjustment to market value in 2017.

Milling Receivable

Milling receivable has a positive cash flow in 2017 compared to 2016 as payments have been received by the Company for past work that was completed.

Gold Sales Receivable

Gold sales receivable increased in 2017 compared to 2016 as a result of an increase in gold concentrate sales.

Concentrate Inventory

Concentrate inventory increased in 2017 compared to 2016 as a result of production in 2017 compared to 2016 where production did not commence until the 4th quarter.

Other Current Assets

Other current assets increased as of September 30, 2017 compared to 2016 as a result of prepaid expenses which will be expensed throughout the upcoming year.

Accrued Payroll and Related Payroll Expense

Cash outflows from accrued payroll and related payroll expense have leveled off in 2017 compared to 2016 as a result of more consistent operating activity as the Company continues operations.

Purchase of Investment in Joint Venture

Cash flow for purchase of investment in joint venture in the first quarter of 2016 were because of the acquisition of the 50% interest in the Butte Highlands JV.

Acquisition of GF&H, Net of Gain Recognized as Equity Transaction

Acquisition of GF&H, net of gain recognized as equity transaction, was a charge in 2016 related to the acquisition of the GF&H property.

Sales of Common Stock and Warrants, Net of Issuance Costs

The Company completed two private placements in the first quarter of 2017.

Proceeds from Forward Gold Contracts

Proceeds from forward gold contracts in 2016 were from the Company entering into those contracts in July of 2016.

Borrowings on Notes Payable, Related Parties

In 2016 the Company received funding from related parties to fund the startup of the Golden Chest production.

Principal Payments on Forward Gold Contracts in Cash and Gold Coins Purchased for Payments on Forward Gold Contracts

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

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2017, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2017, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2017.

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

During the first quarter of 2016 the Company issued 3,000,000 shares of unregistered common stock at $0.07 per share for a total consideration of $210,000 as a part of the Butte Highlands mineral property purchase. During the third quarter of 2016 the Company issued 175,760 shares of unregistered common stock at $0.15 per share for a total consideration of $26,364 as part of the payment for the acquisition of the outstanding shares of GF&H Company.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2017, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 14, 2017

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President

Date: November 14, 2017