Form 10-K
period 2017-12-31
NEW JERSEY MINING CO
filed 2018-02-26
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes [ ]  No [X ]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2017 was $11,225,083.

On February 15, 2018 there were 112,310,372 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

3

GLOSSARY OF SIGNIFICANT MINING TERMS

4

PART I

6

ITEM 1.  DESCRIPTION OF THE BUSINESS

6

ITEM 2.   DESCRIPTION OF PROPERTIES

9

ITEM 3.  LEGAL PROCEEDINGS

19

ITEM 4.  MINE SAFETY DISCLOSURES

20

PART II

21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

21

ITEM 6.  SELECTED FINANCIAL DATA

22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

22

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

44

ITEM 9A.  CONTROLS AND PROCEDURES

44

ITEM 9B.  OTHER INFORMATION

44

PART III

45

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

45

ITEM 11.  EXECUTIVE COMPENSATION

46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

47

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

48

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

PART IV

49

ITEM 15.  EXHIBITS

49

SIGNATURES

50

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

BUSINESS OF THE COMPANY

General Description of the Business

New Jersey Mining Company (“NJMC”) was incorporated in the State of Idaho on July 18, 1996. The Company has an established base in three historic mining districts in the western United States. Its overall business strategy is to build a mid-tier producer by starting small and reaching profitability, while reducing debt, growing its asset base over time, and being mindful of corporate overhead from a shareholder perspective. The Company’s management is focused on utilizing its in-house skillsets to build a portfolio of producing mines and milling operations with a primary focus on gold and a secondary focus on silver and base metals.

The Company’s portfolio of mineral properties includes:

•

the Golden Chest Mine (where it has both open-pit and underground operations);

•

the Butte Highlands Mine (50% interest, “carried to production”);

•

the New Jersey Mine (historic mine, adjacent to the New Jersey Mill);

•

several exploration prospects including the McKinley, Eastern Star, and Toboggan projects.

In addition to mineral exploration and development, the Company is also the manager of the New Jersey Mill Joint Venture. The New Jersey Mill currently processes ore from the Golden Chest Mine and has capability to process both silver and gold ores through a 360 tonnes per day flotation plant.

The exploration focus for the Company is primarily gold with silver and base metals of secondary emphasis. NJMC has also sought joint venture partners or mineral lessees that bring mine development expertise, such that more advanced projects in the Company’s portfolio may be put into production.

During the last two years, the Company has focused its efforts on the development and consolidation of ownership of the Golden Chest Mine and now has 100-percent ownership of the project. The Company began a ramp-up of open-pit mining in August of 2016 and recently began operations underground in November of 2017. Ore from both the open-pit and underground mining operations is being shipped to the New Jersey Mill.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. NJMC also competes with other mining companies for exploration properties and mining assets, mostly properties in the western United States. In recent years, the Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine and acquiring a 50% interest in the Butte Highlands Joint Venture. Prior to consolidating 100% of the Golden Chest Mine the Company also received revenue on a per tonne basis for processing ores from the Golden Chest Mine in 2014 and 2015.

The year just ended, 2017, constitutes the first full year of consistent milling production for the refurbished New Jersey Mill. The mill commenced limited operations in December of 2014, concluded those operations in September 2015 and restarted milling in October 2016. The New Jersey Mill joint venture agreement contemplated NJMC entering the mineral processing sector of the mining business, both to support mining operations at its joint venture partner’s Crescent Silver Mine and possibly to provide contract milling services to other regional mining companies and/or for its own properties.

Economic conditions and depressed commodity prices prevented the commercial start-up of mining operations at the Crescent Silver Mine, but the Golden Chest Mine continued to progress. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator. While not its core business, the New Jersey Mill has little competition for contract milling within an approximate 175-mile radius; however, it is conceivable that fuel prices and other factors could expand the market to include mines outside of the area.

Generally, the Company is subject to the risks inherent to the mineral industry. A primary risk of mineral exploration is the low probability of finding a major ore deposit. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and also by relying on its experienced management team to drive analysis, evaluation, and acquisition of properties that it feels have a higher-than-average probability of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, economic, engineering, environmental, and metallurgical factors. In all of its operations the Company competes for skilled labor within the mining industry.

The risks associated with the Company’s mining and milling operations include other risks typical of the mining industry, such as: operational effectiveness in the processing plan that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mining operations are unable to economically extract material to feed the milling operation. The Company manages these risks with detailed mine planning and extraction processes, a preventive maintenance program, and installing experienced and technically proficient management.

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

Effect of Existing or Probable Governmental Regulations on the Business

The mining business is subject to extensive federal, state and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

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

The Idaho Department of Lands (IDL) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open-pit mine. NJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open-pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $95,000. The Company submitted a reclamation plan to the IDL for its current open-pit mining operation at the Golden Chest Mine. The plan was approved and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures and best practices.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of full time employees is 18.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2018. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

GOLDEN CHEST MINE

Figure  - Photo of New Golden Chest Mine Portal in October 2014

Property Location

The Golden Chest Mine is comprised of an underground mine, an open-pit mine, and an exploration project located about 1.5 miles east of Murray, Idaho, comprised of 25 patented mining claims (280 acres) and 70 unpatented claims (990 acres). The site is along USFS Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

NJMC owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The Company consolidated its ownership in December 2015, purchasing Marathon Gold Corporation’s (“Marathon”) 52.22% stake in Golden Chest LLC (the Company already owned the other 47.78%) for $180,000 along with a 2% NSR on production from the Golden Chest property, as well as an adjacent Area of Interest. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3.75-million. The purchase was financed through a promissory note of $3,250,000 after a down payment of $500,000. On October 25, 2017, NJMC paid off the remaining balance owed on the note.

Property History

The Golden Chest Mine was developed in the late-1800s or early-1900s as part of the early gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining operations on the Golden Chest property produced approximately 75,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest is considered to be the largest historic lode producer of gold in north Idaho.

Modern exploration of the Golden Chest area began in the late-1970s with several companies, including Cominco-American and Golden Chest Inc. (“GCI”), targeting gold and massive sulfides. Drill tests by GCI included a 200-foot hole from surface that intersected a 60-foot zone containing multiple low-grade gold-bearing quartz veins.

Newmont Exploration Ltd. followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980s. A geochemical survey yielded soil samples from the mine area that were anomalous in both gold and arsenic, indicating a well-developed vein system. Newmont then drilled 35 shallow reverse-circulation and five core holes, establishing an historic resource, most of which is related to the Idaho Vein system on the south end of the property.

Present Condition, Work Completed, and Exploration Plans

Exploration & Development by NJMC & Golden Chest LLC

NJMC first leased the property in 2003, then explored, drilled, and developed it over subsequent years, producing 8,400 tonnes of ore averaging 6.9 gpt gold, all of which was processed at its New Jersey Mill for total production of nearly 2,000 ounces of gold. From 2004 through 2008, the Company completed an exploration core-drilling program at the Golden Chest totaling 3,415 meters of core during that period, successfully extending the Idaho Vein below the No. 3 Level. NJMC connected the historic No. 3 Level to the surface by driving a 440-meter ramp (the “North Ramp”), which was completed in 2008.

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

As part of the Company’s efforts to seek a listing on the Canadian Stock Exchange an updated National Instrument 43-101 Technical Report was completed and released. The report included current mining operations and activity that occurred in 2016 and 2017.

The Juniper Lease & Mine Modernization

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper, which later reassigned the lease to Gold Hill, an affiliate company. Gold Hill began construction in Q3 2014, spending an estimated $7 to $9-million on mine development and infrastructure, building a modern gold mine that reached production in May 2015. Mining activities continued until September 2015 when Gold Hill ceased operations and terminated its lease, forfeiting the mine and infrastructure back to Golden Chest LLC.

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

Plans to Resume Underground Operations

In late-2015, NJMC completed an internal study, outlining plans to resume production at the Golden Chest. The Company developed a two-year underground mine plan, focused on unmined ore from the Gold Hill mine plan and from other easily accessible zones, while retaining all upside potential of up-dip, down-dip, and on-strike extensions such as the Paymaster zone, as well as the larger, district-scale potential. The underground mine plan has a 3,000-tonne per month production target with all material to be processed at the New Jersey Mill.

In 2016, NJMC made and executed plans to resume underground mining at Golden Chest, purchasing an underground haul truck and loader, receiving long-lead electrical components, and ensuring necessary equipment and trained personnel are in place to advance anticipated 2017 development and underground operations.

A significant amount of work was completed during 2017 to bring the underground mine back into production, including installation of an electrical circuit, installation of ventilation components, final installation of dewatering pumps, stope access development and construction of a backfill plant. Underground mining activities resumed in November of 2017 and are expected to continue to ramp up with full underground production levels expected by the end of 2018.

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

Open-Pit Gold Production at Golden Chest

In 2016, NJMC used its internal study, including tightly-spaced drill data in an outcrop area, to identify a mineable open-pit directly above the main Golden Chest portal. Following the receipt of necessary permits, the Company began pit excavation and resumed gold production in Q3 2016 and resumed shipping ore to the New Jersey Mill in Q4 2016.

During the first half of 2017, NJMC completed an engineering study to evaluate the potential of expanding the existing open-pit mining operations. Approximately 450 blast hole assays from the recently mined benches were used to supplement previous core drilling data to update the block model. The study concluded the pit can be widened further to the west and deepened, with the expanded pit design containing 180,000 tonnes of ore at the fold grade of 4.26 grams per tonne (gpt), totaling 24,600 ounces of gold. The pit expansion study also showed the potential for an additional “starter pit” near the surface of the Klondike-Katie Dora area, about 370 meters north of the current operations. A trenching and small core drilling program was completed in the third and fourth quarters of 2017 in the Klondike-Katie Dora area. Plans for 2018 call for an updated open-pit study using the new geologic information provided by this work. Open-pit mining operations continued to ramp up through 2017, producing approximately 3,525 ounces of gold for the year.

While significant modern drilling, underground development, and pit excavation have resulted in industrial scale mining and recovery of gold, there are no mineral reserves at the Golden Chest, as recognized by the SEC.

Present Condition of Plant & Equipment

During the lease, Gold Hill made many improvements to the Golden Chest property including approximately 1,000 meters of underground development at a nominal cross section of 4 meters by 4 meters, the establishment of a secondary escape-way and ventilation raises, the installation of three-phase power, and many surface improvements such as a septic field and major new haul road to keep mine traffic separate from employee and visitor traffic. NJMC constructed a 2,500 square-foot steel-clad pole building in 2011 which stands at the top of the most easterly driveway to the property and is used primarily for office space and core logging. A 600 square-foot steel-clad pole building, constructed by NJMC in 2005, is also present near the northern ramp portal.

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

Significant additional upgrades, including installation of a new gravity gold recovery circuit and a tune up of the crushing, grinding, flotation, and tailings circuits were completed in 2014 in anticipation of ore deliveries from the Golden Chest Mine. From December 2014 through September 2015, 40,840 dry tonnes from the Golden Chest mine were successfully processed at the New Jersey Mill producing approximately 8,000 ounces of gold.

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

Current Ore Processing Operations

NJMC now has 100-percent ownership of the Golden Chest Mine. In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open-pit development at the Golden Chest.

The mill recycles process water and utilizes a paste tailings disposal process patented by NJMC founder Fred Brackebusch to minimize impact on the environment. By implementing paste tailings processing methods, NJMC is able to recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. NJMC was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality in 2014 for its efforts to reduce pollution at the mill.

As of December 31, 2017, the Company had a net capital cost of $4,525,662 associated with the New Jersey Mill.

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

NJMC is working to advance an agreement to assume management control of the Butte Highlands project. If successful in negotiating a definitive agreement, NJMC will evaluate the possibility of building an on-site mill, which will require additional permitting but may improve overall economics of the project.

Present Condition of Plant & Equipment

Highland has invested nearly $40-million at Butte Highlands building a modern gold mine, including nearly a mile of underground mine development and construction of surface facilities, all of which are located on private lands owned by BHJV. Most surface facilities and infrastructure required for mining operations are already in place.

Geology & Mineralization

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey shale with higher-grade mineralization occurring within the sediments proximal to diorite sills and dikes. The project is within a favorable geologic domain that has hosted several multi-million-ounce gold deposits.

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

As of December 31, 2017, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

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

The lease is in the 6th year of a 20-year term and calls for annual Advanced Minimum Royalty payments to NJMC of $15,000 from 2017 through 2019, $20,000 in 2020 and $48,000 in subsequent years. The lease also calls for a work commitment of $200,000 by the end of the 5th year (completed), and additional $200,000 by the end of the 8th year, and an additional $300,000 by the end of the 11th year. A 2% net smelter return (NSR) is due NJMC on any gold production from the leased claims.

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

Property Ownership

In 2013, NJMC acquired the McKinley property through its acquisition of Idaho Champion Resources (“ICR”). The total property position is approximately 4,368 acres.

NJMC is currently working to finalize an exploration and mining lease option on the McKinley project for five years. Terms of the lease may require certain property improvements and road repairs. If a mineable resource is found a $12,000 per year Advance Royalty Payment will be made as an advance against a future 2% Net Smelter Return of all ores or concentrates.

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

Present Condition, Work Completed, and Exploration Plans

ICR previously conducted surface exploration, including a ground magnetic survey over a large portion of the property, approximately 2.4 by 5.6 kilometers. The survey indicates that potentially major structures passing through the district are associated with some degree of demagnetization. It also appears to indicate the mineralization at the McKinley Mine along with several potential target areas, including historic mines and prospects that extend for several miles along the known trend.

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

Although no significant work was performed at McKinley in 2017, the Company is preparing to resume exploration efforts in 2018. With historic production, widespread gold mineralization, and a mineralized trend that appears to be nearly three miles long, the Company’s exploration objective at its McKinley project is to evaluate its potential to host one or more high-grade gold deposits.

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

In 2015, NJMC continued with limited mapping and sampling at Eastern Star, with the intent of extending known vein systems generating additional targets for a comprehensive core drill program. Although no significant work was performed at Eastern Star in 2016 or 2017, the Company is preparing to resume exploration efforts in 2018. The Company’s exploration objective at Eastern Star is to evaluate its potential for high-grade gold-bearing quartz veins, similar to those that led to limited historic production and patenting of the mineral claims.

Eastern Star is an early-stage exploration project with no mineral reserves as recognized by the SEC.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2017, the Company did not have a citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Year Ending December 31, 2017	High Bid	Low Bid
First Quarter	$0.14	$0.09
Second Quarter	$0.14	$0.10
Third Quarter	$0.17	$0.10
Fourth Quarter	$0.16	$0.11
Year Ending December 31, 2016	High Bid	Low Bid
First Quarter	$0.10	$0.05
Second Quarter	$0.12	$0.07
Third Quarter	$0.15	$0.09
Fourth Quarter	$0.15	$0.09

Shareholders

As of February 15, 2018, there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,662,500	$0.13	0
Equity compensation plans not approved by security holders	0	0	0
Total	7,662,500	$0.13	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the OTC Market.

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

For the year ended December 31, 2017 the Company issued 13,616,668 shares of restricted common stock for cash resulting in net proceeds of $1,391,000 and an average net proceed price of $0.102 per share. The transactions were strictly limited to persons in the United States who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

For the year ended December 31, 2016 the Company issued 500,000 shares pursuant to the exercise of options at $0.10 per share for $50,000. During the year ended December 31, 2016 the Company issued 3,000,000 shares of common stock for the purchase of Butte Highlands at $0.07 per share for a value of $210,000 and 175,760 shares of common stock for the acquisition of GF&H at $0.15 per share for a value of $26,364. The Company did not issue any shares pursuant to the exercise of options or for property in 2017.

During the year ended December 31, 2016, the Company issued 682,796 shares of its common stock valued at $71,507 for professional services. Fair value was based on the trading price of the Company’s stock on the dates of each transaction. The Company did not issue any shares for professional services in 2017.

For the year ended December 31, 2017 the Company issued 1,500,000 shares of restricted common stock in exchange for debt owed to a related party at an average net proceed price of $0.11 per share for payment of $160,000 in debt and accrued interest. The Company did not issue any shares for the payment of debt in 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

New Jersey Mining Company is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow, while reducing debt and growing its production and asset base over time while being mindful of corporate overhead.  The Companies management is focused on utilizing its in-house skillsets to build a portfolio of producing mines and milling operations with a primary focus on gold and secondary focus on silver and base metals.

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

Highlights of 2017 include:

•

For the year ending December 30, 2017 approximately 31,350 dry metric tonnes (dmt) were processed at the Company’s New Jersey Mill with an average gold head grade of 4.11 grams per tonne (gpt)

•

NJMC produced a total of 3,525 ounces of gold.

•

Open-pit mining operations progressed from the 1081 bench to the 1042 bench during the year. Mine production averaged 1,440 tonnes per day (ore and waste). A low-grade stockpile was established and contains 17,000 tonnes at an estimated grade of 0.75 gtp.

•

A pit expansion study was completed early in 2017 which contained 180,000 tonnes of ore at a projected grade of 4.26 gpt for a total of 24,600 ounces of gold. Permitting of the pit expansion was completed in June and mining began immediately thereafter.

•

Underground mining of NJMC’s first stope (849 sublevel) on Skookum Shoot began in December of 2017. A significant amount of work was completed during the year to bring the underground mine back into production including the installation of an electrical circuit, the final installation of dewatering pumps, stope access development and the construction of a backfill plant.

•

Evaluation for potential pit expansion at the Golden Chest was identified in the Katie-Dora area, assay results from drilling are expected in early 2018.

•

Closed private placements for net proceeds of $1,391,000 in cash in addition to $160,000 in debt reduction with participation from management and strategic shareholders including the Company’s concentrate broker H&H Metals Corp.

•

Reduced total liabilities $1,179,708 as compared to December 31, 2016.

The Company has made a variety of equipment purchases in 2017 as the open-pit continues to evolve and in preparation for underground production which commenced in November. Included in these equipment purchases was a Wagner 14-ton underground haul truck purchased in September 2017 for $125,000 of which $112,500 was financed with a 20 month note payable and $6,020/month payments.

Results of Operations

During 2017 the most significant event affecting our financial performance was an increase in revenue as a result of increasing production from the Golden Chest Mine and an overall reduction in debt. Changes in our financial performance are summarized below:

•

Our revenues from gold concentrate sales increased in 2017 due to increased production from the Golden Chest Mine. During 2017 revenue was $4,281,571 as production continued from the open-pit area compared to 2016 revenues of $544,751, most of which was achieved after production resumed the 4th quarter of 2016.

•

Our percentage of costs of sales to revenue decreased from 87.29% in 2016 to 72.23% in 2017 as we continued to refine our operations through 2017.

•

Gross profit and net income also improved during 2017 compared to 2016 as a result of production and concentrate sales from the Golden Chest mine. Gross profit was $1,189,027 in 2017 compared to $69,222 in 2016. The consolidated net loss for 2017 was $22,124 compared to a net loss of $1,361,027 in 2016. Consolidated net loss included non-cash charges as follows: depreciation and amortization of $156,041 ($30,191 in 2016), amortization of discount on note payable of $44,272 ($84,370 in 2016), accretion of asset retirement obligation of $8,456 ($5,291 in 2016), stock based compensation of $141,407 ($292,241 in 2016), and change in fair value of forward gold contracts of $211,461 ($296,098 in 2016). Net income attributable to New Jersey Mining Company was $39,154 in 2017 compared to a net loss attributable to New Jersey Mining Company of $1,376,716 in 2016.

•

Pre-development expense increased to $234,624 in 2017 compared to $106,099 in 2016 due to activities directly related to the preparations of underground mining and operations at the Golden Chest which commenced in November 2017.

•

Exploration expense decreased for 2017 compared to 2016 due to the Company’s focus on production and operations at the Golden Chest property.

•

From time to time, the Company may take advantage of available timber harvesting opportunities at its properties. During 2017, minimal harvesting actives occurred and therefore revenues decreased from $130,574 recognized in 2016 to $4,887 recognized in 2017.

Financial Condition and Liquidity

	For the Years Ended December 31
Net cash provided (used) by:	2017	2016
Operating activities	337,619	(672,941)
Investing activities	(176,792)	(448,946)
Financing activities	(191,043)	1,214,445
Net change in cash and cash equivalents	(30,216)	92,558
Cash and cash equivalents, beginning of year	154,833	62,275
Cash and cash equivalents, end of year	$124,617	$154,833

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. In addition, during 2017, production has generated cash flow from operations of $337,619 and the Company’s working capital position has improved approximately $1.3 million from December 31, 2016 to December 31, 2017. Planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and common stock and warrants sales of $1,391,000 in 2017. The Company has utilized the proceeds for equipment purchase, to reduce debt, and pay off the remaining note balance on the Golden Chest Mine project.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Jersey Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DeCoria, Maichel & Teague, P.S.

We have served as the Company's independent auditor since 2003.

Spokane, Washington

February 21, 2018

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2017 and 2016

  27

Consolidated Statements of Operations for the years ended

December 31, 2017 and 2016

  28

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016

  29

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

  30

Notes to Financial Statements

31-43

New Jersey Mining Company Consolidated Balance Sheets December 31, 2017 and 2016
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$124,617	$154,833
Gold sales receivable	307,796	54,319
Inventories	245,154	184,324
Joint venture receivable	4,682	2,888
Note receivable		58,386
Other current assets	102,361	75,000
Total current assets	784,610	529,750

Property, plant and equipment, net of accumulated depreciation	5,890,961	5,788,362
Mineral properties, net of accumulated amortization	2,135,956	2,046,900
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	58,000
Deposit on equipment	30,000
Total assets	$9,379,847	$8,858,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,810	$243,123
Accrued payroll and related payroll expenses	40,710	37,861
Notes and interest payable related parties, current portion	211,829	567,580
Notes payable, current portion, net of discount	95,988	623,185
Forward gold contracts, current portion (Note 14)	568,609	845,198
Total current liabilities	1,280,946	2,316,947

Asset retirement obligation	121,560	72,218
Notes and interest payable related parties, long term	601,082	513,715
Notes payable, long term, net of discount	176,802	268,158
Forward gold contracts, long term (Note 14)	351,970	541,030
Total long term liabilities	1,251,414	1,395,121

Total liabilities	2,532,360	3,712,068

Commitments (Notes 6 and 14)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 112,310,372 and 97,193,704 shares issued and outstanding, respectively	15,985,512	14,293,105
Accumulated deficit	(12,250,319)	(12,289,473)
Total New Jersey Mining Company stockholders’ equity	3,735,193	2,003,632
Non-controlling interest	3,112,294	3,142,312
Total stockholders' equity	6,847,487	5,145,944

Total liabilities and stockholders’ equity	$9,379,847	$8,858,012

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations For the Years Ended December 31, 2017 and 2016
	December 31,
	2017		2016
Revenue:
Gold sales		$4,281,571	$523,637
Milling revenue		-	21,114
Total revenue		4,281,571	544,751
Cost of Sales
Cost of sales and other direct production costs		2,936,503	445,338
Depreciation and amortization		156,041	30,191
Total cost of sales		3,092,544	475,529
Gross profit		1,189,027	69,222

Other operating expenses:
Pre-development expenses		234,624	106,099
Exploration		71,851	284,657
Management		158,248	315,580
Professional services		170,388	179,826
General and administrative		256,403	219,441
Total other operating expenses		891,514	1,105,603

Operating income (loss)		297,513	(1,036,381)

Other (income) expense:
Timber revenue		(4,887)	(130,574)
Timber expense		6,434	6,838
Interest income		(8,746)	(12,443)
Interest expense		71,103	80,338
Change in fair value of forward gold contracts		211,461	296,098
Amortization of discount on note payable		44,272	84,370
Total other (income) expense		319,637	324,627

Net loss		(22,124)	(1,361,008)
Net income (loss) attributable to non-controlling interests		(61,278)	15,708
Net income (loss) attributable to New Jersey Mining Company		$39,154	$(1,376,716)

Net loss per common share-basic and diluted	$	Nil	$0.01

Weighted average common shares outstanding-basic		107,081,969	95,002,915
Weighted average common shares outstanding-diluted		107,940,360	95,002,915

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2017 and 2016
	Common Stock		Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Deficit Attributable to New Jersey Mining Company	Interests	Equity
Balance, December 31, 2015	91,760,148	$13,590,739	$(10,981,432)	$3,207,240	$5,816,547
Contribution from non-controlling interest in Mill JV	-	-	-	4,330	4,330
Acquisition of GF&H Company non-controlling interest (Note 13)	175,760	57,625	68,675	(84,966)	41,334
Issuance of common stock and warrants for cash net of offering costs	1,075,000	92,500	-	-	92,500
Issuance of common stock for services	682,796	71,507	-	-	71,507
Issuance of common stock for investment in joint venture	3,000,000	210,000	-	-	210,000
Stock based compensation relating to options		220,734			220,734
Stock issued for exercise of options	500,000	50,000	-	-	50,000
Net income (loss)	-	-	(1,376,716)	15,708	(1,361,008)
Balance, December 31, 2016	97,193,704	14,293,105	(12,289,473)	3,142,312	5,145,944
Contribution from non-controlling interest in Mill JV	-	-	-	31,260	31,260
Issuance of common stock for cash net of offering costs	13,616,668	1,391,000	-	-	1,391,000
Issuance of common stock in exchange for related party debt	1,500,000	160,000	-	-	160,000
Stock based compensation relating to options	-	141,407	-	-	141,407
Net income (loss)	-	-	39,154	(61,278)	(22,124)
Balance, December 31, 2017	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2017 and 2016
	December 31,
Cash flows from operating activities:	2017	2016
Net loss	$(22,124)	$(1,361,008)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	156,041	30,191
Amortization of discount on note payable	44,272	84,370
Accretion of asset retirement obligation	8,456	5,291
Stock based compensation	141,407	292,241
Change in fair value of forward gold contracts	211,461	296,098
Change in operating assets and liabilities:
Gold sales receivables	(253,477))	(54,319)
Inventories	(60,830)	(184,324)
Joint venture receivable	(1,794)	221
Other current assets	(27,361)	5,927
Accounts payable	120,687	184,856
Accrued payroll and related payroll expenses	2,849	23,348
Interest payable related parties	18,032	4,167
Net cash provided (used) by operating activities	337,619	(672,941)
Cash flows from investing activities:
Purchases of property, plant and equipment	(144,464)	(131,657)
Purchase of mineral property	(30,394)	(102,823)
Deposit on equipment	(30,000)
Proceeds from sale of equipment		17,200
Payment received on note receivable	58,386
Gain recognized as equity transaction on GF&H acquisition (Note 13)		68,675
Purchase of GF&H non-controlling interest (Note 13)		(27,341)
Proceeds from option payment on property	15,000	10,000
Purchase of investment in joint venture		(225,000)
Purchase of reclamation bond	(45,320)	(58,000)
Net cash provided (used) by investing activities	(176,792)	(448,946)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,391,000	92,500
Cash from exercise of stock options		16,250
Proceeds from forward gold contracts		1,240,306
Payments on forward gold contracts in cash	(357,766)	(60,626)
Gold purchased for payments on forward gold contracts	(319,344)	(89,550)
Principal payments on notes payable	(809,777)	(413,402)
Borrowings from related parties		475,000
Principal payments on notes and other payables, related parties	(126,416)	(50,363)
Contributions from non-controlling interest	31,260	4,330
Net cash provided (used) by financing activities	(191,043)	1,214,445
Net change in cash and cash equivalents	(30,216)	92,558
Cash and cash equivalents, beginning of year	154,833	62,275
Cash and cash equivalents, end of year	$124,617	$154,833
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$58,941	$69,918
Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment		$13,982
Shares of common stock and warrants issued in exchange for note and interest payable, related party	$160,000
Note payable for equipment purchase	$146,952
Shares of common stock issued for investment in joint venture		$210,000
Stock option exercised in exchange for reduction of note payable, related party		$33,750
Shares of common stock issued for acquisition of GF&H		$26,364

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Financial Statements

1. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for, developing, and extraction of gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana. The Company is currently focused on mining and milling ore from the Golden Chest property. It is also evaluating new mineral investment and development opportunities in the western United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of entities partially owned by other investors is presented as non-controlling interests on the consolidated balance sheets and statements of operations.

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

At December 31, 2017 and December 31, 2016, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2017			December 31, 2016
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

Non-controlling Interests

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition and the non-controlling investor’s share of changes in equity since that date.

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

Inventories

Inventories include concentrate inventory and supplies inventory. Concentrate inventory is valued at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, royalties, and milling costs including applicable overhead, depreciation, depletion and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process. Supplies inventory is stated at the lower of cost or estimated net realizable value. At December 31, 2017 inventories consisted of $219,660 in concentrate inventory and $25,494 in supplies inventory. At December 31, 2016 all inventory was concentrate inventory.

Income Taxes

Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets are determined at the end of each period using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets if there is uncertainty regarding their realization.

Uncertain tax positions are evaluated in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

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

During 2017 and 2016, the Company determined fair value on a recurring basis as follows:

	December 31, 2017	December 31, 2016	Fair Value Hierarchy
Liabilities:
Forward gold contracts (Note 14)	$(920,579)	$(1,386,228)	2

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, note receivable, notes payable to related parties, and notes payable approximate their fair values.

Concentration

In 2016 and 2017, the Company has sold its gold flotation concentrate product to a concentrate broker, H&H Metals Corp, a related party (see Note 12). In 2017 and 2016 floatation concentrates accounted 98% and 76.4%, respectively, of all gold sales. The remaining 2% and 23.6% in 2017 and 2016, respectively, were dore and gold impregnated in carbon sold to DH Fell and SIPI Metals Corp.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2017, stock options of 2,750,000 and warrants of 1,200,000 are included in the calculation of diluted income per share. Excluded from the diluted earnings per share calculation were 4,912,500 options and 8,095,834 warrants. These options and warrants were excluded because the exercise prices were greater than the average trading prices of the Company’s common stock for the period. For the year ended December 31, 2016, the effect of the Company’s potential issuance of shares from the exercise of 7,500,000 stock options and 10,737,500 warrants would have been anti-dilutive. Accordingly, only basic net loss per share has been presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

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

If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on estimated reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

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

Pre-Development Activities

Pre-development activities involve cost incurred that may ultimately benefit production, such as underground ramp development, pumping, and open-pit development, which are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. These costs are charged to operations as incurred.

Claim Fees

Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as other current assets and expensed over the course of the year.

Impairment of Long-Lived Asset

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three-year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the asset. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

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

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2017 and 2016, the Company had a $103,320 and $58,000 reclamation bond, respectively, for the Golden Chest Mine.

Stock Based Compensation

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall with various SEC Staff Accounting Bulletins providing interpretive guidance. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 defers the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company has performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it will not change the timing of revenue recognition or amounts of revenue recognized compared to how revenue is recognized under current policies. ASU No. 2014-09 will require additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of implementing this update on the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this update to have a material impact on the consolidation financial statements.

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

3. Going Concern

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. In addition, during 2017, production has generated cash flow from operations of $337,619 and the Company’s working capital position has improved approximately $1.3 million from December 31, 2016 to December 31, 2017. Planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016 and common stock and warrants sales of $1,391,000 in 2017. The Company has utilized the proceeds for equipment purchase, to reduce debt, and pay off the remaining note balance on the Golden Chest Mine project.

As a result of its planned production, equity sales, and the Company’s ability to meet debt obligations, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

4. Note Receivable

On September 30, 2014, the Company loaned $58,386 to Premium Exploration (USA) Inc under a convertible promissory note. The note carries simple interest at 8% and was to mature on August 1, 2015 at which time the principal and interest was due. Premium Exploration filed for bankruptcy and the Company received payment in July 2017 in the bankruptcy proceedings of $77,576 which included the original note principal, accrued interest, penalties, and fees. The balance has been paid in full as of December 31, 2017.

New Jersey Mining Company

Notes to Financial Statements

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2017 and 2016, consisted of the following:

	2017	2016
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(428,760)	(307,302)
Total mill	4,525,662	4,647,120

Building and equipment	673,338	434,897
Less accumulated depreciation	(222,648)	(223,264)
Total building and equipment	450,690	211,633
Land
Bear Creek	266,934	266,934
Little Baldy	47,139	62,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	914,609	929,609
Total	$5,890,961	$5,788,362

During the year ended December 31, 2012, a lease agreement was entered into with Hecla Mining Company (“Hecla”) on the Company’s Little Baldy land holding. Under the agreement, Hecla has paid $15,000 in 2017 and $10,000 in 2016 to the Company for the option to obtain NJMC’s interest in the land. The Company has recorded these lease payments as a reduction in the carrying value of the land for the years ended December 31, 2017 and 2016.

6. Mineral Properties

Mineral properties are as follows:

	December 31, 2017	December 31, 2016
New Jersey	$248,289	$215,127
McKinley	250,000	250,000
Golden Chest	1,649,142	1,586,324
Toboggan	5,000	5,000
Less accumulated amortization	(16,475)	(9,551)
Total	$2,135,956	$2,046,900

During the year ended December 31, 2016, $6,253 of interest was capitalized for the construction at the Golden Chest property. No interest was capitalized in the year ended December 31, 2017.

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002.

McKinley

The McKinley project is located near the town of Lucille, Idaho and encompasses three historic hard rock mines on private land in central Idaho. The Company started exploring the property in 2013. A prior lessee is due a 1% to 2% NSR sliding scale royalty on future production based on the price of gold capped at a total of $500,000.

New Jersey Mining Company

Notes to Financial Statements

Golden Chest

The Golden Chest is an exploration and underground mine project located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at the Golden Chest to a former joint venture partner. Royalty expense of $80,865 and $6,916 was recognized as costs of sales and other direct production costs in the years ended December 31, 2017 and 2016, respectively.

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

The Little Baldy prospect which a part of the Toboggan project is under lease to Hecla Mining Company (“Hecla”). The lease has a 20-year term and calls for annual payments to the Company of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. Should gold production be realized from the leased claims, a 2% net smelter return royalty is due to the Company. The Company is currently in the sixth year of the lease. The annual requirement for 2018 is a payment of $15,000 and work commitment of $200,000 between 2018 and 2020, which will be paid by Hecla.

7. Notes Payable

At December 31, 2017 and 2016 notes payable are as follows:

	2017	2016
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, collateralized by property, monthly payments of $459	$35,416	$39,021
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,124	91,155	98,559
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268, collateralized by equipment	14,641	48,035
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May of 2019, monthly payments of $6,020, collateralized by equipment	97,126
Compressor 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813, collateralized by equipment	34,452
Note payable for mineral property, 10 quarterly payments, 0.0% interest rate discounted at 10%, collateralized by mineral property, quarterly payments of $125,000, less related discount of $44,272		750,728
Total notes payable	272,790	891,343
Due within one year	95,988	623,185
Due after one year	$176,802	$268,158

Future principal payments of debt at December 31, 2017 are as follows:

Note
2018	95,988
2019	75,616
2020	13,572
2021	87,614
Total	$272,790

New Jersey Mining Company

Notes to Financial Statements

8. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Balance at January 1	$72,218	$28,656
Accretion expense	8,456	5,291
Revision of estimated reclamation costs	40,886	38,271
Balance at December 31	$121,560	$72,218

In 2016 management estimated the initial cost to reclaim the Golden Chest mine to be $42,182. During the year ended December 31, 2017, the obligations for the Golden Chest and New Jersey mill properties were revised in consideration of additional disturbance activity and timing of future reclamation. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

9. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent). As of December 31, 2017 and 2016, an account receivable existed with the Mill Joint Venture from Crescent for $4,682 and $2,888, respectively. To date, no ore has been processed under this joint venture arrangement.

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

New Jersey Mining Company

Notes to Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 due to consolidated net losses for those periods and net deferred tax assets having a full valuation allowance.

At December 31, 2017 and 2016, the Company had net deferred tax assets principally arising from the net operating loss carry forward for income tax purposes multiplied by an expected tax rate of 27% and 40%, respectively. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at December 31, 2017 and 2016.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the "Act") resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company did not incur any income tax benefit or provision for the year ended December 31, 2017 as a result of the changes to tax laws and tax rates under the Act. The Company’s net deferred tax asset was reduced by approximately $1.6 million during the year ended December 31, 2017, which consisted primarily of the remeasurement of federal deferred tax assets and liabilities from 35% to 21%.

The significant components of net deferred tax assets at December 31, 2017 and 2016 were as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset
Net operating loss carry forward	$2,909,200	$4,346,000
Mineral properties	620,500	920,000
Asset retirement obligation	6,500	8,000
Stock based compensation	156,600	176,000
Derivative contracts	136,500	44,000
Discount on note payable	42,000	118,000
Total deferred tax assets	3,871,300	5,612,000
Valuation allowance	(3,198,800)	(4,712,000)
	672,500	900,000
Deferred tax liabilities
Acquisition of mineral interest	(60,500)	(90,000)
Property, plant, and equipment	(612,000)	(810,000)
Total deferred tax liabilities	(672,500)	(900,000)
Net deferred tax asset	$0	$0

At December 31, 2017 and 2016 the Company had net operating loss carry forwards of approximately $10,816,000 and $10,476,000 respectively for both federal and state purposes, which expire in the years 2020 through 2037.

The income tax benefit shown in the financial statements for the years ended December 31, 2017 and 2016 differs from the statutory rate as follows:

	December 31, 2017	December 31, 2016
Provision (benefit) at statutory rate for the period	$(7,700)	$(476,000)
State taxes, net of federal taxes	(1,100)	(68,000)
Adjustment of prior year tax benefit to actual	(36,400)	15,000
Change in federal tax rate	(1,558,400)
Increase (decrease) in valuation allowance	1,513,200	559,000
Total provision (benefit)	$0	$0

We are open to examination of our income tax filings in the United States and state jurisdictions for the 2015 through 2017 tax years. Certain tax positions taken in the 2015 through 2017 tax years could result in adjustments to our exploration and development costs for tax purposes. However, such adjustments would not result in a tax provision because they would result in a revision to the net operating loss carry forwards balance. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

New Jersey Mining Company

Notes to Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2017 and 2016. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2017 or 2016.

The Company began a private placement in the fourth quarter 2016 which ran through the first quarter of 2017. Each unit consisted of two shares of the Company’s common stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through February 2020. As of December 31, 2016, 537,500 units were sold consisting of 1,075,000 shares and 537,500 warrants for net proceeds of $92,500 after deducting the 10% commission and other related placement fees. In March 2017, the Company completed the private placement. In 2017, an additional 3,200,000 shares and 1,600,000 warrants were sold for net proceeds in 2017 of $291,000 after deducting the 10% commission. At closing of the private placement in March 2017, the total units for the private placement were 2,137,500 units, consisting of 4,275,000 shares and 2,137,500 warrants. Net proceeds of the private placement in total were $383,500.

The Company offered an additional private placement in March 2017. The private placement was for 4,250,000 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through April 2020. No commission was paid with this private placement. Proceeds were $750,000 in cash and $100,000 exchanged for a note and interest payable to the Company’s president, John Swallow. The Company’s concentrate broker, H&H Metals Corp., who purchases the Company’s gold flotation concentrate product participated in this private placement purchasing 1,250,000 units for $250,000.

The Company offered an additional private placement in November 2017. The private placement was for 1,708,334 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 for 36 months. No commission was paid with this private placement. Proceeds were $350,000 in cash and $60,000 exchanged for a note and interest payable to the Company’s president, John Swallow. H&H Metals Corp participated in this private placement purchasing 1,041,667 units for $250,000.

In October 2017, the Company utilized proceeds of the private placement to pay the remaining debt due on the Golden Chest property of $250,000.

In 2016, the Company issued 500,000 shares of common stock pursuant to the exercise of stock purchase options at $0.10 per share for $16,250 cash and $33,750 in exchange for a reduction of a note payable with a related party.

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

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the year ended December 31, 2017 and 2016 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2015	10,200,000	$0.10-0.20
Issued in connection with private placement	537,500	0.20
Balance December 31, 2016	10,737,500	0.10-0.20
Issued in connection with private placements	7,558,334	0.20
Expired	(9,000,000)	0.15-0.20
Balance December 31, 2017	9,295,834	$0.10-0.20

New Jersey Mining Company

Notes to Financial Statements

11. Equity, continued

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
9,295,834

Stock Options

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

In 2016 2,750,000 options were granted to management, directors, consultants, and employees of the Company. Of these options 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vested in 2017. The options expire three years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Compensation cost of $268,032 is associated with the options. Of this, $151,143 was recognized in 2016, and $116,889 was recognized in 2017.

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vest in 2018. The options had a fair value of $66,539 which is being recognized ratably over the vesting period. Compensation cost of $24,518 was recognized in 2017. The remaining unrecognized compensation cost of $42,021 is expected to be recognized in 2018.

Total compensation cost for granted options of $141,407 and $220,734 was recognized in the years ended December 31, 2017 and 2016, respectively. The 2016 amount includes $69,591 of compensation costs for options granted in 2014 and 2015 that vested in 2016.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	For the Year Ended December 31,
	2017	2016
Weighted average fair value	$0.10	$0.097
Options issued	662,500	2,750,000
Exercise price	$0.15 to $0.18	$0.15
Expected term (in years)	3.0	3.0
Risk-free rate	1.48% to 1.98%	0.91% to 1.47%
Volatility	135.7 to 142.3%	147.1 to 148.2%

	Number of Options	Exercise Prices
Balance January 1, 2016	5,750,000	0.10-0.15
Exercised	(500,000)	0.10
Issued	2,750,000	0.15
Expired	(500,000)	0.11
Balance December 31, 2016	7,500,000	0.10-0.15
Expired	(500,000)	0.10
Issued	662,500	0.15-0.18
Balance December 31, 2017	7,662,500	0.10-0.18

Exercisable at December 31, 2017	7,000,000	$0.10-0.15

At December 31, 2017, the stock options have an intrinsic value of approximately $137,500 and have a weighted average remaining term of 2.23 years.

New Jersey Mining Company

Notes to Financial Statements

12. Related Party Transactions

At December 31, 2017 and 2016, the Company had the following notes and interest payable to related parties:

	December 31, 2017	December 31, 2016
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$68,299	$115,868
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $387,904 in February 2019	441,163	520,010
John Swallow, Company president, 5% interest, principal and interest due February 2019	192,677	341,250
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	100,000	100,000
	802,139	1,077,128
Accrued interest payable	10,772	4,167
Total	812,911	1,081,295
Current portion	211,829	567,580
Long term portion	$601,082	$513,715

Related party interest expense for the years ending December 31, 2017 and 2016 was $53,864 and $63,650, respectively. At December 31, 2017, $211,829 of related party debt is payable in 2018 and the remaining $601,082 is payable in 2019. Also see Note 14 for Forward Gold Contracts with related parties.

As of December 31, 2017 and 2016 gold sales receivable from H&H Metals, who owns 4% of the Company’s outstanding common stock, were $307,796 and $54,319, respectively. Gold sales to H&H Metals were $4,192,647 and $400,120, during the years ended December 31, 2017 and 2016, respectively.

13. Acquisition of GF&H Company

On July 11, 2014, the Company acquired two thirds of the issued and outstanding common shares of GF&H Company (“GF&H). In the third quarter of 2016, the Company acquired the remaining one third of GF&H’s outstanding shares at which time GF&H was dissolved. For the remaining one third interest, the Company paid the non-controlling interest $27,341 in cash and 175,760 shares of the Company’s common stock valued at $0.15 per share ($26,364) for a total consideration of $53,705. On the date of the acquisition, the non-controlling interest had a net asset value of $84,966 resulting in a gain of $31,261 which was been recognized as an addition to stockholders’ equity. The Company purchased the outstanding shares of GF&H Company to consolidate the Company’s land holdings in the area of the Golden Chest property and provide additional opportunities for timber revenue and mineral exploration.

14. Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC, a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 500 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. Ophir Holdings agreed to delay receipt of its December 1, 2016 payment until 2017. The equivalent of 80.5 ounces were delivered to Ophir Holdings in 2017. At December 31, 2017, future gold deliveries are 113 ounces in 2018, 222 ounces in 2019, and 84.5 ounces in 2020.

On July 29, 2016, the Company entered into a forward gold contract through GVC Capital LLC for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. The December 1, 2016 payment and 4 payments in 2017 were paid with an ounce equivalent of 565 ounces. At December 31, 2017, future gold deliveries are 339 ounces in 2018.

New Jersey Mining Company

Notes to Financial Statements

14. Forward Gold Contracts, continued

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts for the year ended December 31, 2017 and 2016 is as follows:

	2017	2016
Beginning balance	$1,386,228
Proceeds from contracts		$1,240,306
Payments:
In cash	(357,766)	(60,626)
In gold purchased by the Company	(319,344)	(89,550)

Change in fair value	211,461	296,098
Ending balance	920,579	1,386,228
Current	568,609	845,198
Long term	$351,970	$541,030

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	72	Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to 1/10/17 CEO and 8/29/2013 to present Chairman
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	51	Chief Executive Officer/ President & Director	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	48	Vice President & Director	7/18/1996 to present
Kevin Shiell 201 N. Third Street Cœur d’Alene, ID 83814	59	Director	1/10/17 to present
Monique Hayes 4159 E. Mullan Trail Rd Coeur d’Alene, ID 83814	52	Secretary	11/20/16 to present

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

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for New Jersey Mining Company since 1996 and worked for Newmont Mining previously. Currently, he supervises the mining operation at the Golden Chest Mine including the operation of the New Jersey Mill. He has experience with permitting, exploration, open-pit and underground mining as well as mineral processing. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s day to day operations, and industry expertise qualifies him to sit on the Board of the Company.

Kevin Shiell has more than 35 years of operating and management experience in the mining and mineral processing industries, primarily in Montana, Idaho and Nevada. He has held executive leadership positions at several public companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MDM Gold, and various mine supervisory positions at Hecla Mining Company. Mr. Shiell is currently the General Manager of the Hollister and Midas Gold Mines which are owned and operated by Klondex Mines. He brings vast operational knowledge and management experience at a transformational time in the Company’s development.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President and Chief Executive Officer, Delbert Steiner, the Company’s former Chief Executive Officer and Grant Brackebusch, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Delbert Steiner(2)	2017	14,750			10,626				25,376
Executive Chairman	2016	65,000			23,469				88,470
John Swallow	2017				10,626				10,626
President & Chief Executive Officer	2016				23,469				23,469
Grant Brackebusch	2017	115,076			10,626				125,702
Vice Pres.	2016	75,000			23,469				98,470

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

(2)

Mr. Steiner resigned as Chief Executive Officer on January 10, 2017, but remained as Chairman of the Board.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2017, 5,250,000 Options were vested and outstanding to directors Grant Brackebusch, Del Steiner, John Swallow, and Kevin Shiell.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kevin Shiell	2017				10,626				10,626
Director	2016				13,740				13,740

In 2017 and 2016, Option Awards were issued to the Directors for service as directors of the Company. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 15, 2018 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	19,127,003 (a)	14.87%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	8,600,000	6.69%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	19,127,003 (a)	14.87%

Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	2,900,000 (b)	2.25%

Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	2,956,039 (c)	2.30%
Common	Kevin Shiell 201 N. Third St. Cœur d’Alene, ID 83814	550,000 (d)	0.43%
Common	Monique Hayes 4159 E. Mullan Trail Coeur d’Alene, Idaho 83814	260,000 (e)	0.20%
Common	All Directors and Executive Officers as a group (5 individuals)	25,793,042	20.06%

(1) Based upon 112,310,372 outstanding shares of common stock 9,295,834 warrants, and 7,000,000 vested options at February 15, 2018.

a)

Consists of 16,477,003 shares of common stock, presently exercisable options to purchase 1,500,000 shares and presently exercisable warrants to purchase 1,150,000 shares.

b)

Consists of 1,150,000 shares of common stock, presently exercisable options to purchase 1,750,000 shares.

c)

Consists of 1,156,093 shares of common stock, presently exercisable options to purchase 1,750,000 shares and presently exercisable warrants to purchase 50,000 shares.

d)

Consists of 200,000 shares of common stock, presently exercisable options to purchase 250,000 shares and presently exercisable warrants to purchase 100,000 shares.

e)

Consists of 110,000 shares of common stock, presently exercisable options to purchase 150,000 shares.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 30, 2016, 1,150,000 options were granted to management, 575,000 options vested immediately and the remaining 575,000 vested on December 29, 2017. The options expire 3 years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Utilizing the Black Scholes option pricing model, and expected life of 3 years, a risk free rate of 1.47%, and expected volatility of 148.2% a compensation cost of $112,086 is associated with the options. Of this, $63,205 was recorded as general and administrative expense in 2016. The remaining unrecognized compensation cost of $48,881 was recognized in 2017.

These options that were awarded in 2017 and 2016 were for compensation as directors and corporate secretary of the Company and were recorded as management fees of $48,881 and $63,205 respectively.

Director Independence

The Board of Directors has determined that Delbert Steiner, John Swallow and Grant Brackebusch are not independent directors. Kevin Scheill is an independent director.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. The Company’s audit committee is comprised of two non-executive members, Delbert Steiner and Kevin Shiell, and one executive member, John Swallow.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $45,454 and $46,500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$5,600 in 2017 and $10,930 in 2016 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

The Company incurred $11,660 in fees related to the Company’s Canadian stock exchange listing and reporting in 2017. No other fees were incurred during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

3.0*	Articles of Incorporation of New Jersey Mining Company filed July 18, 1996
3.1*	Articles of Amendment filed September 29, 2003
3.2*	Articles of Amendment filed November 10, 2011
3.3*	Bylaws of New Jersey Mining Company
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2*	Idaho Champion Resources Lease with Cox dated September 4, 2013
10.3**	Rupp Mining Lease dated May 3, 2013
10.4**	Mining Lease with Hecla Silver Valley, Inc. Little Baldy prospect dated September 12, 2012
10.5***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
10.6

Form of Forward Gold Purchase Agreement dated July 13, 2016 between the Registrant and Ophir Holdings LLC and incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 18, 2016.

10.7

Form of Forward Gold Purchase Agreement dated July 29, 2016 between the Registrant and Investors and incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 2, 2016.

10.8

Registrant’s Grant of Options to Directors and Officers dated December 30, 2016, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017.

14*	Code of Ethical Conduct.
21****	Subsidiaries of the Registrant
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed with the Registrant’s Form 10 on June 4, 2014.

**

Filed July 2, 2014

***

Filed March 31, 2015.

****

Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: February 26, 2018

By /s/ JOHN SWALLOW

John Swallow, President, Chief Executive Officer, and Chief Financial Officer

Date: February 26, 2018

By /s/ GRANT A. BRACKEBUSCH

Grant A. Brackebusch, Vice President