Form 10-Q
period 2018-03-31
NEW JERSEY MINING CO
filed 2018-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

On May 1, 2018, 122,502,282 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED March 31, 2018

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

15

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

Item 4: CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

16

Item 1.  LEGAL PROCEEDINGS

16

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

Item 3.  DEFAULTS UPON SENIOR SECURITIES

17

Item 4.  MINE SAFETY DISCLOSURES

17

Item 5.  OTHER INFORMATION

17

Item 6.  EXHIBITS

18

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets March 31, 2018 and December 31, 2017
ASSETS
	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$379,202	$124,617
Gold sales receivable	95,812	307,796
Inventories	186,992	245,154
Joint venture receivables	5,400	4,682
Other current assets	130,172	102,361
Total current assets	797,578	784,610

Property, plant and equipment, net of accumulated depreciation	6,161,479	5,890,961
Mineral properties, net of accumulated amortization	2,978,548	2,135,956
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	30,000
Total assets	$10,475,925	$9,379,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,138	$363,810
Accrued payroll and related payroll expenses	42,489	40,710
Notes and interest payable related parties, current portion	232,764	211,829
Notes payable, current portion	193,512	95,988
Payable mineral property purchase, current portion, net of discount (Note 8)	89,980	-
Forward gold contracts, current portion (Note 12)	290,701	568,609
Total current liabilities	1,202,584	1,280,946

Asset retirement obligation	136,344	121,560
Notes and interest payable related parties, long term	1,033,737	601,082
Notes payable, long term	155,407	176,802
Payable-mineral property purchase, long term, net of discount (Note 8)	503,274	-
Forward gold contracts, long term (Note 12)	-	351,970
Total long term liabilities	1,828,762	1,251,414

Total liabilities	3,031,346	2,532,360

Commitments (Note 2)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2018-118,656,128 shares and December 31, 2017-112,310,372 shares issued and outstanding	16,843,050	15,985,512
Accumulated deficit	(12,503,558)	(12,250,319)
Total New Jersey Mining Company stockholders’ equity	4,339,492	3,735,193
Non-controlling interests	3,105,087	3,112,294
Total stockholders' equity	7,444,579	6,847,487

Total liabilities and stockholders’ equity	$10,475,925	$9,379,847

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2018 and 2017
	March 31
	2018			2017
Revenue:
Gold sales		$1,101,391		689,318
Total revenue		1,101,391		689,318

Costs of Sales:
Cost of sales and other direct production costs		1,025,719		527,766
Depreciation and amortization		69,061		27,280
Total costs of sales		1,094,780		555,046
Gross profit		6,611		134,272

Other operating expenses:
Exploration		99,232		18,652
Management		21,802		42,557
Professional services		66,577		65,633
General and administrative		51,082		92,290
Total other operating expenses		238,693		239,132
Operating income (loss)		(232,082)		(84,860)
Other (income) expense:
Royalties and other (income) expense		-		12,117
Interest income		(1,597)		(757)
Interest expense		25,342		20,226
Change in fair value of forward gold contracts		10,019		143,214
Amortization of discount on note payable		-		14,518
Total other (income) expense		33,764		189,318

Net loss		(265,846)		(274,178)
Net loss attributable to non-controlling interests		(12,607)		(11,033)
Net loss attributable to New Jersey Mining Company		$(253,239)		$(263,145)

Net loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		113,018,469		99,230,371

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2018 and 2017
	March 31,
Cash flows from operating activities:	2018	2017
Net loss	$(265,846)	$(274,178)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	69,061	27,280
Amortization of discount on note payable		14,518
Accretion of asset retirement obligation	4,013	1,803
Stock based compensation	16,635	33,504
Change in fair value of forward gold contracts	10,019	143,214
Change in operating assets and liabilities:
Gold sales receivables	211,984	(79,175)
Inventories	58,162	8,966
Joint venture receivable	(718)	(5,650)
Other current assets	(27,811)	20,822
Accounts payable	(10,672)	5,132
Accrued payroll and related payroll expenses	1,779	869
Interest payable related parties	3,659	5,516
Net cash provided (used) by operating activities	70,265	(97,379)
Cash flows from investing activities:
Purchases of property, plant and equipment	(182,634)	(23,855)
Purchase of mineral property	(7,179)	(5,125)
Net cash provided (used) by investing activities	(189,813)	(28,980)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	607,570	1,041,000
Payments on forward gold contracts in cash	(62,900)	(81,724)
Gold purchased for payments on forward gold contracts	(84,214)	(83,515)
Principal payments on notes payable	(48,871)	(260,169)
Principal payments on notes payable, related parties	(42,852)	(22,411)
Contributions from non-controlling interest	5,400	5,650
Net cash provided (used) by financing activities	374,133	598,831
Net change in cash and cash equivalents	254,585	472,472
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$379,202	$627,305

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$30,000	-
Note payable for equipment purchase	$125,000	-
Forward gold contract exchanged for note payable, related party	$492,783
Mineral property acquired with payable and shares of common stock	$826,587	$100,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

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

Inventories

Inventories are stated at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, and milling costs including applicable overhead, depreciation, depletion and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018 and December 31, 2017, the Company determined fair value on a recurring basis as follows:

Liabilities	March 31, 2018	December 31, 2017	Fair Value Hierarchy
Forward gold contracts-liability (Note 12)	$290,701	$920,579	2

Concentration

Beginning in the fourth quarter 2016 and through the three months ended March 31, 2018, the Company has sold all of its gold concentrate product to a concentrate broker, H&H Metals Corp. See Note 3

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2017 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance currently codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach. There was no impact of adoption of the update to our consolidated financial statements for the three months ended March 31, 2017.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 3 for information on our sales of products.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

2.

Going Concern

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. Since 2017, production has generated positive cash flow from operations and planned production for the next 18 months indicates the trend should improve. The Company has also been successful in raising required capital to continue production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016, common stock and warrants sales of $1,391,000 in 2017 and an additional $607,570 in common stock and warrant sales in the first quarter of 2018. The Company has utilized the proceeds for acquisition of mineral properties, equipment purchase, and debt reduction.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3.

Sales of Products

Our products consist of both gold floatation concentrates which we sell to a broker (H&H Metal), and a gold-silver metals (doré) which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated and revenue is recognized generally at the time when risk is transferred to H&H Metal based on contractual terms. Based on contractual terms, we have determined the performance obligation is met and title is transferred to H&H Metal when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H Metal, and H&H Metal has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H Metal upon physical receipt, and 5) we have the right to payment for the concentrate. Concentrates lots that have been sold are held at our mill from 30 to 60 days, until H&H Metal provides shipping instructions.

Judgment is required in identifying the performance obligations for our concentrate sales. We have determined that the individual performance obligation is satisfied at a point in time when control of the concentrate is transferred to H&H Metal which is when H&H Metal pays us the first provisional payment on the concentrate based on contractual terms.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2018, metals contained in concentrates and exposed to future price changes totaled 163.56 ounces of gold.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment and other charges negotiated by us with H&H Metal, which represent components of the transaction price. Charges are estimated by us upon transfer of risk of the concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by the customer include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for lead and zinc content above a negotiated baseline.

For sales of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer. For sales of doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of title and control of the doré containing the agreed-upon metal quantities to the customer.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Sales of products by metal for the three-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months ended March 31
	2018	2017

Gold	$1,208,904	$727,508
Silver	3,973	3,585
Less: Smelter and refining charges	(111,486)	(41,775)
Total	$1,101,391	$689,318

Sales by significant product type for the three-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months ended March 31
	2018	2017

Concentrate sales to Broker H&H Metals	$824,029	$689,318
Dore sales to refinery	277,362
Total	$1,101,391	$689,318

At March 31, 2018 and December 31, 2017, our trade accounts receivable balance related to contracts with customers of $95,812 and $307,796, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of March 31, 2018 or December 31, 2017.

4.

Related Party Notes Payable

At March 31, 2018 and December 31, 2017, the Company had the following notes and interest payable to related parties:

	March 31, 2018	December 31, 2017
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through October 2018	$55,492	$68,299
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $322,367 in February 2020	416,576	441,163
John Swallow, Company president, 5% interest, principal and interest due February 2020	192,676	192,677
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $454,733 in February 2020	487,326	-
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2019	100,000	100,000
	1,252,070	802,139
Accrued interest payable	14,431	10,772
Total	1,266,501	812,911
Current portion	232,764	211,829
Long term portion	$1,033,737	$601,082

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Related Party interest expense for the three-month periods ended March 31, 2018 and 2017 is as follows:

March 31, 2018	March 31, 2017
$18,097	$15,446

Future principal payments of debt at March 31, 2018 are as follows:

12 months ended March 31,
2019	$232,764
2020	1,033,737
Total	$1,266,501

On January 1, 2018 Ophir Holdings agreed to convert their Forward Gold Contract (Note 12) which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,783 to a conventional note payable for the same amount. The note bears interest at 6% and has monthly principal and interest payments of $3,777 with a balloon payment of $454,733 in February 2020.

On January 1, 2018, notes with Mr. Swallow were amended to extend the balloon payments on both notes to February 2020.

5.

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

At March 31, 2018 and December 31, 2017, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	March 31, 2018			December 31, 2017
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
New Jersey Mill Joint Venture(“NJMJV”)	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

New Jersey Mill Joint Venture Agreement

At March 31, 2018 and December 31, 2017, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $5,400 and $4,682, respectively, for shared operating costs as defined in the JV agreement.

Crescent’s non-controlling interest in the JV changed during the three months ended March 31, 2018 and 2017 as follows:

	Three months ended March 31,
	2018	2017
Beginning balance	$3,112,294	$3,142,312
Contribution from non-controlling interest	5,400	5,650
Net loss attributable to non-controlling interest	(12,607)	(11,033)
Ending balance	$3,105,087	$3,136,929

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

6.

Earnings per Share

For the three month periods ending March 31, 2018 and 2017, all outstanding stock options (Note 11) and warrants (Note 10) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

7.

Property, Plant, and Equipment

Property, plant and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(459,220)	(428,760)
Total mill	4,495,202	4,525,662

Building and equipment at cost	1,010,971	673,338
Less accumulated depreciation	(259,303)	(222,648)
Total building and equipment	751,668	450,690

Land
Bear Creek	266,934	266,934
Little Baldy	47,139	47,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	914,609	914,609
Total	$6,161,479	$5,890,961

8.

Mineral Properties

Mineral properties at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,667,092	1,649,142
Four Square	826,587	-
Toboggan	5,000	5,000
Less accumulated amortization	(18,420)	(16,475)
Total	$2,978,548	$2,135,956

On March 2, 2018, the Company entered into an agreement with J-J Farms LLC and Achievement Holdings LLC (“Four Square”) to purchase a group of patented and unpatented mining claims. Per the agreement, future payments for the mineral property are as follows:

•

Shares of the Company’s common stock: 1,333,333 (paid upon closing), and 1,333,333 shares on September 30, 2019. These shares had a fair value of $466,666 based on the closing price of the Company’s stock on the date of the agreement.

•

Cash payments: $100,000, $100,000, and $200,000 on September 30, 2018, 2019, and 2020, respectively, for a total of $400,000. The payments are non-interest bearing. Using an implied interest rate of 6.0%, the fair value of these future payments is $359,921 on the date of the agreement.

Total purchase price is $826,587. A mineral purchase property payable was recorded representing the future payments of shares of common stock and cash which total $613,333 less discount of $40,079 which will be amortized over the term of the payment obligation.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.

Notes Payable

At March 31, 2018 and December 31, 2017, notes payable are as follows:

	March 31, 2018	December 31, 2017
Property with shop 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$34,408	$35,416
Property 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,124	89,174	91,155
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268, collateralized by equipment	5,345	14,641
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May of 2019, monthly payments of 6,020, collateralized by equipment	81,365	97,126
Compressor 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813, collateralized by equipment	33,775	34,452
Jumbo Drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January of 2019, monthly payments of 10,874, collateralized by equipment	104,852	-
Total notes payable	348,919	272,790
Due within one year	193,512	95,988
Due after one year	$155,407	$176,802

Future principal payments of debt at March 31, 2018 are as follows:

12 month ended March 31,
2019	$193,512
2020	57,448
2021	90,052
2022	7,907
Total	$348,919

10.

Stockholders’ Equity

The Company offered a private placement in the first quarter of 2018. The private placement was for 5,012,423 units, each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months. The Company sold 5,012,423 units for net proceeds of $607,570.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2016	10,737,500	0.10-0.20
Issued in connection with private placements	7,558,334	0.20
Expired	(9,000,000)	0.15-0.20
Balance December 31, 2017	9,295,834	$0.10-0.20
Issued in connection with private placement	2,506,212	0.22
Balance March 31, 2018	11,802,046	$0.10-0.20

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
2,506,212	$0.22	March 30, 2020
11,802,046

11.

Stock Options

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vest in 2018. The options had a fair value of $66,539 which is being recognized ratably over the vesting period. Compensation cost of $16,635 was recognized in the first quarter of 2018. The remaining unrecognized compensation cost of $25,387 is expected to be recognized in the remainder of 2018.

Stock based compensation costs are included in management, production, exploration, and general and administrative expenses where applicable.

	Number of Options	Exercise Prices
Balance December 31, 2016	7,500,000	0.10-0.15
Expired	(500,000)	0.10
Issued	662,500	0.15-0.18
Balance December 31, 2017 and March 31, 2018	7,662,500	0.10-0.18

Exercisable at March 31, 2018	7,000,000	$0.10-0.15

At March 31, 2018, the stock options have an intrinsic value of approximately $137,500 and have a weighted average remaining term of 2 years.

12.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC ("Ophir"), a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract called for the Company to deliver a total of 500 ounces of gold to the purchasers with quarterly payments equivalent to $25,000 in ounces starting February 1, 2017. The equivalent of 80.5 ounces were delivered to Ophir Holdings in 2017. On January 1, 2018 Ophir agreed to convert their Forward Gold Contract which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,783 to a conventional debt structure at 6% interest with monthly payments of $3,777 and a balloon payment of $454,733 in February 2020.

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. The December 1, 2016 payment, 4 payments in 2017, and one payment in 2018 were paid with an ounce equivalent of 679.5 ounces. At March 31, 2018, future gold deliveries of 224.5 ounces are due the remainder of 2018.

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts is as follows:

	Three months ended March 31,
	2018	2017
Beginning balance	$920,579	$1,386,228
Conversion to note payable	(492,783)
Payments in cash	(62,900)	(81,724)
Payments in gold purchased by the Company	(84,214)	(83,515)
Change in fair value	10,019	143.214
Ending balance	$290,701	$1,364,203

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

13.

Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017

Balance at beginning of period	$121,560	$72,218
Accretion expense	4013	1,803
Revision of estimated reclamation costs	10,771
Balance at end of period	$136,344	$74,021

During the three month period ended March 31, 2018, the estimated retirement obligation for the Golden Chest mineral property was revised in consideration of additional disturbance activity during the period.  The estimated costs were discounted using credit adjusted, risk-free interest rate of 6.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

14.

Subsequent Events

On April 20, 2018, the Company completed a private placement consisting of a total of 3,846,154 units sold at a price of $0.13per unit, each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months, no commission was associated with this sale and $500,000 in net proceeds was realized.

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt.

Highlights during the first three months of 2018 include:

•

 For the quarter ending March 31, 2018 approximately 7,860 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 3.26 grams per tonne (gpt) with gold recovery of 90.7%. This resulted in production of 746 ounces contained in flotation concentrates.

•

In February the mill experienced downtime for unexpected, yet necessary repairs to the ball mill motor. During this downtime, the ball mill lifters were removed, cleaned and an additional 211 ounces of gold were recovered and sold during the quarter.

•

As expected, open pit mining progressed from the 1042 bench to the 1036 bench as we advanced through the lower grade area in between ore shoots. Open pit mine production averaged 1,340 tonnes per day (ore and waste). The on-site, lower grade stockpile has increased and contains an estimated 24,000 tonnes at a grade of 0.75 gpt.

•

Underground mining in the 851 stope advanced to the north, however ground conditions and water management slowed progress. This was largely remedied through the purchase of a shotcrete machine and subsequent application of shotcrete to the hanging wall of the Idaho fault in the stope which improved the ground and accelerated the advance from previous levels. During the quarter approximately 700 tonnes of ore were mined at an average grade of 11.2 gpt.

•

The Company purchased two diamond core drill rigs during the quarter for planned exploration and development drilling later this year in the Murray district. One rig is currently undergoing refurbishment in preparation for the drilling season.

•

The Company expanded its land holdings in the Murray Gold Belt with the addition of the Four Square property, adding 334 acres of mining claims, including 46 acres of patented mining claims.

•

Closed private placements during the first quarter of 2018 for net proceeds of $ $607,571.

Results of Operations

During 2018 the Company is continuing to see gross profit from the mining operation as production is continuing from the open pit and underground production has begun to ramp up. Our financial performance during the quarter is summarized below:

•

Total Revenue from the first quarter of 2018 was $1,101,391 compared to $689,318 for the same period in 2017.  The increase in revenue is the result of increased production from the Golden Chest mine and gold recovered from the mill clean out.

•

Cost of sales to revenue increased during the first quarter of 2018 by approximately 19% compared to the first quarter of 2017. Lower grades mined between ore shoots in the open pit combined with seasonal conditions that impacted underground mining operations contributed to a net loss of 2018 of $265,846 compared to a net loss of $274,178 in 2017. The Consolidated net loss included non-cash charges as follows: depreciation and amortization of $69,061 ($27,280 in 2017), amortization of discount on note payable, none in 2018, ($14,518 in 2017), accretion of asset retirement obligation of $4,013 ($1,803 in 2017), stock based compensation of $16,635 ($33,504 in 2017), and change in fair value of forward gold contracts of $10,019 ($143,214 in 2017). Net loss attributable to New Jersey Mining Company was $253,239 in 2018 compared to a net loss attributable to New Jersey Mining Company of $263,145 in 2017.

Financial Condition and Liquidity

	For the Periods Ended March 31
Net cash provided (used) by:	2018	2017
Operating activities	70,265	(97,379)
Investing activities	(189,813)	(28,980)
Financing activities	374,133	598,831
Net change in cash and cash equivalents	254,585	472,472
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$379,202	$627,305

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. Since 2017, production has generated positive cash flow from operations and planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016, common stock and warrants sales of $1,391,000 in 2017 and an additional $840,904 in common stock and warrant sales in the first quarter of 2018. The Company has utilized the proceeds for acquisition of mineral properties, equipment purchase, and debt reduction.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2018, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2018, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2018.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2018 the Company issued 5,012,423 shares of unregistered common stock at $0.13 per share for net proceeds of $607,570 net of commission and brokerage costs as a result of a private placement offering.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2018, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and exchange Commission on March 7, 2018

14*	Code of Ethical Conduct.
21*	Subsidiaries of the Registrant
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99(i)	Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date May 15, 2017