Form 10-Q
period 2018-06-30
NEW JERSEY MINING CO
filed 2018-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

On August 1, 2018, 122,510,282 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED June 30, 2018

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

16

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

Item 4: CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

18

Item 1.  LEGAL PROCEEDINGS

18

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

18

Item 3.  DEFAULTS UPON SENIOR SECURITIES

18

Item 4.  MINE SAFETY DISCLOSURES

18

Item 5.  OTHER INFORMATION

18

Item 6.  EXHIBITS

19

PART I-FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets June 30, 2018 and December 31, 2017
ASSETS
	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,301,521	$124,617
Note receivable, current portion	200,000	-
Gold sales receivable	36,465	307,796
Inventories	162,410	245,154
Joint venture receivable	4,109	4,682
Other current assets	103,175	102,361
Total current assets	1,807,680	784,610

Note receivable, non-current	50,000	-
Property, plant and equipment, net of accumulated depreciation	6,431,785	5,890,961
Mineral properties, net of accumulated amortization	3,221,974	2,135,956
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	10,330	30,000
Total assets	$12,060,089	$9,379,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$359,714	$363,810
Accrued payroll and related payroll expenses	60,596	40,710
Notes and interest payable related parties, current portion	74,222	211,829
Notes payable, current portion	240,696	95,988
Due on mineral property purchase, current portion, net of discount (Note 8)	89,980	-
Forward gold contracts, current portion (Note 12)	137,283	568,609
Total current liabilities	962,491	1,280,946

Asset retirement obligation	139,338	121,560
Notes and interest payable related parties, long term	205,930	601,082
Notes payable, long term	295,738	176,802
Due on mineral property purchase, long term, net of discount (Note 8)	503,274	-
Forward gold contracts, long term (Note 12)	-	351,970
Total long term liabilities	1,144,280	1,251,414

Total liabilities	2,106,771	2,532,360

Commitments (Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2018-122,510,282 shares and December 31, 2017-112,310,372 shares issued and outstanding	17,354,756	15,985,512
Accumulated deficit	(10,497,572)	(12,250,319)
Total New Jersey Mining Company stockholders’ equity	6,857,184	3,735,193
Non-controlling interest	3,096,134	3,112,294
Total stockholders' equity	9,953,318	6,847,487

Total liabilities and stockholders’ equity	$12,060,089	$9,379,847

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2018 and 2017
	June 30, 2018			June 30, 2017
	Three Months	Six Months		Three Months		Six Months

Revenue:
Gold sales	$489,555	$1,590,946		$1,262,690		$1,952,008
Total revenue	489,555	1,590,946		1,262,690		1,952,008

Costs of Sales:
Cost of sales and other direct production costs	1,026,459	2,052,178		803,949		1,304,353
Depreciation and amortization	76,504	145,564		32,711		59,991
Total costs of sales	1,102,963	2,197,742		836,660		1,364,344
Gross profit (loss)	(613,408)	(606,796)		426,030		587,664

Other operating expenses (income):
Exploration	109,038	208,270		17,550		35,980
Gain on sale of mineral property	(2,947,862)	(2,947,862)		-		-
Management	47,178	68,980		37,550		92,639
Professional services	35,057	101,633		32,889		98,522
General and administrative	134,615	185,697		61,722		141,481
Total other operating expenses (income)	(2,621,974)	(2,383,282)		209,417		467,956
Operating income	2,008,566	1,776,486		216,613		119,708

Other (income) expense:
Timber expense	-	-		5,231		5,304
Interest income	(396)	(1,992))		(102)		(859)
Interest expense	22,116	47,460		16,948		37,173
Change in fair value of forward gold contracts	(2,131)	7,887		(1,618)		141,596
Amortization of discount on note payable	-	-		11,756		26,274
Total other (income) expense	19,589	53,355		32,215		209,488

Net income (loss)	1,988,977	1,723,131		184,398		(89,780)
Net loss attributable to non-controlling interest	(17,009)	(29,616)		(16,274)		(27,307)
Net income (loss) attributable to New Jersey Mining Company	$2,005,986	$1,752,747		$200,672		$(62,473)

Net income per common share-basic and diluted	$0.02	$0.01	$	Nil	$	Nil

Weighted average common shares outstanding-basic	121,699,503	117,382,967		108,893,704		104,893,704
Weighted average common shares outstanding-diluted	123,924,436	119,430,274		109,698,060		104,893,704

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2018 and 2017
	June 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,723,131	$(89,780)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	145,564	59,991
Amortization of discount on note payable	-	26,274
Accretion of asset retirement obligation	7,007	3,988
Stock based compensation	27,140	73,137
Change in fair value of forward gold contracts	7,887	141,596
Gain on sale of mineral property	(2,947,862)	-
Change in operating assets and liabilities:
Milling receivables	-	10,500
Gold sales receivable	271,331	(183,236)
Inventories	82,744	209
Joint venture receivable	573	(4,718)
Other current assets	(814)	2,328
Accounts payable and other accrued liabilities	(4,096)	(34,749)
Accrued payroll and related payroll expenses	19,886	(4,752)
Interest payable to related parties	(10,772)	9,835
Net cash provided (used) by operating activities	(678,281)	10,623

Cash flows from investing activities:
Issuance of note receivable	(250,000)	-
Proceeds from sale of mineral property	3,000,000	-
Purchases of property, plant and equipment	(242,603)	(67,275)
Purchase of mineral property	(257,619)	(5,125)
Deposit on equipment	(10,330)	-
Purchase of reclamation bond	-	(45,320)
Net cash provided (used) by investing activities	2,239,448	(117,720)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,107,571	1,041,000
Proceeds from exercise of stock options	1,200	-
Payments on forward gold contracts	(126,287)	(175,828)
Gold purchased for payments on forward gold contracts	(172,113)	(157,887)
Principal payments on notes payable	(193,320)	(396,192)
Principal payments on notes payable, related parties	(1,014,770)	(53,657)
Contributions from non-controlling interest	13,456	14,903
Net cash provided (used) by financing activities	(384,263)	272,339

Net change in cash and cash equivalents	1,176,904	165,242
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$1,301,521	$320,075

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$30,000	-
Equipment purchases financed with notes payable	456,964	-
Forward gold contract exchanged for note payable, related party	492,783	-
Mineral property acquired with payable and shares of common stock	826,587	$100,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

At June 30, 2018 and December 31, 2017, the Company determined fair value on a recurring basis as follows:

Liabilities	June 30, 2018	December 31, 2017	Fair Value Hierarchy
Forward gold contracts (Note 12)	$ 137,283	$ 920,579	2

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2018 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition The new ASU establishes a new five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. We adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

We performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it did not change the timing of revenue recognition or amounts of revenue recognized compared to how we recognized revenue under our previous policies. Adoption of ASU No. 2014-09 requires additional disclosures, where applicable, on (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 3 for information on our sales of products.

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

2.

Inventories

At June 30, 2018 and December 31, 2017, the Company’s inventories consisted of the following:

	June 30, 2018	December 31, 2017

Gold concentrate	$142,748	$219,660
Materials and supplies	19,662	25,494
Total	$162,410	$245,154

At June 30, 2018, gold concentrate inventory is carried at estimated net realizable value based on current metal prices as it was lower than allocated production costs.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3.

Sales of Products

Our products consist of both gold floatation concentrates which we sell to a broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2018, metals contained in concentrates and exposed to future price changes totaled 1,398 ounces of gold.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment and other charges negotiated by us with H&H Metal, which represent components of the transaction price. Charges are estimated by us upon transfer of risk of the concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by the customer include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for lead and zinc content above a negotiated baseline as well as excessive moisture.

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

Sales of products by metal for the three and six month periods ended June 30, 2018 and 2017 were as follows:

	June 30, 2018		June 30, 2017
	Three Months	Six Months	Three Months	Six Months

Gold	$576,713	$1,783,134	$1,320,966	$2,048,474
Silver	4,011	7,985	7,720	11,305
Less: Smelter and refining charges	(91,169)	(200,173)	(65,996)	(107,771)
Total	$489,555	$1,590,946	$1,262,690	$1,952,008

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Sales by significant product type for the three and six month periods ended June 30, 2018 and 2017 were as follows:

	June 30, 2018		June 30, 2017
	Three Months	Six Months	Three Months	Six Months

Concentrate sales to H&H Metal	$456,553	$1,280,582	$1,262,690	$1,952,008
Dore sales to refinery	33,002	310,364	-	-
Total	$489,555	$1,590,946	$1,262,690	$1,952,008

At June 30, 2018 and December 31, 2017, our trade accounts receivable balance related to contracts with customers of $36,465 and $307,796, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts. At June 30, 2018, the Company has a payable due to H&H Metal of $42,110 for final settlement of gold concentrate sales which is a result of recoveries being less than originally invoiced. The payable is included in accounts payable and accrued liabilities on the consolidated balance sheet.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of June 30, 2018 or December 31, 2017.

4.

Related Party Notes Payable

At June 30, 2018 and December 31, 2017, the Company had the following notes and interest payable to related parties:

	June 30, 2018	December 31, 2017
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$42,297	$68,299
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $322,367 in February 2020; paid in full in May 2018	-	441,163
John Swallow, Company president, 5% interest, principal and interest due February 2020; paid in full in May 2018	-	192,677
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $183,559 in February 2020	237,855	-
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2019; paid in full in May 2018	-	100,000
	280,152	802,139
Accrued interest payable	-	10,772
Total	280,152	812,911
Current portion	74,222	211,829
Long term portion	$205,930	$601,082

Related party interest expense for the three and six month periods ended June 30, 2018 and 2017 is as follows:

2018		2017
Three Months	Six Months	Three Months	Six Months
$13,478	$31,828	$13,635	$28,968

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Future principal payments of related party notes payable at June 30, 2018 are as follows:

12 months ended June 30,
2019	$74,222
2020	205,930
Total	$280,152

On January 1, 2018 Ophir Holdings agreed to convert their Forward Gold Contract (Note 12) which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,783 to a conventional note payable for the same amount. The note bears interest at 6% and has monthly principal and interest payments of $3,777 with a balloon payment of $454,733 in February 2020. In May 2018 an additional payment of $244,208 of the principal outstanding was paid to Ophir Holdings reducing the balloon payment to $183,559.

On January 1, 2018, notes with Mr. Swallow were amended to extend the balloon payments on both notes to February 2020. In May 2018 both of these notes as well as accrued interest were paid in full.

In May 2018, the note payable to Margaret Bathgate and its associated accrued interest was paid in full.

5.

Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2018 and December 31, 2017, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $4,109 and $4,682, respectively, for shared operating costs as defined in the JV agreement. Crescent’s non-controlling interest in the JV changed during the three and six months ended June 30, 2018 and 2017 as follows:

	Six months ended June 30,
	2018	2017

Beginning balance	$3,112,294	$3,142,312
Contribution from non-controlling interest	13,456	14,903
Net loss attributable to non-controlling interest	(29,616)	(27,307)
Ending balance	$3,096,134	$3,129,908

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

6.

Earnings per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding – basic and diluted, respectively. The calculation of the weighted average number of common shares outstanding – diluted includes the following common stock equivalents:

	June 30, 2018		June 30, 2017
	Three Months	Six Months	Three Months	Six Months

Stock options	7,321,665	7,491,141	3,250,000	-
Stock purchase warrants	1,200,000	1,200,000	1,200,000	-
Total	16,958,334	8,862,500	4,450,000	-

For the six month period ending June 30, 2017, all outstanding stock options and warrants were excluded from the computation of diluted loss per share, because they were anti-dilutive.

7.

Property, Plant, and Equipment

Property, plant and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(490,752)	(428,760)
Total mill	4,463,670	4,525,662

Building and equipment at cost	1,402,909	673,338
Less accumulated depreciation	(302,264)	(222,648)
Total building and equipment	1,100,645	450,690

Land
Bear Creek	266,934	266,934
Little Baldy	-	47,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	914,609
Total	$6,431,785	$5,890,961

8.

Mineral Properties

Mineral properties at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,667,092	1,649,142
Four Square	826,587	-
Butte Potosi	250,440	-
Toboggan	-	5,000
Less accumulated amortization	(20,434)	(16,475)
Total	$3,221,974	$2,135,956

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

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

Total purchase price is $826,587. A mineral purchase property payable was recorded representing the future payments of shares of common stock and cash which total $633,333 less discount of $40,079 which will be amortized over the term of the payment obligation.

In the second quarter of 2018 the Company sold property including the Little Baldy and Toboggan to Hecla Mining for $3,000,000. This sale resulted in a net gain of $2,947,862 which was recognized in the second quarter of 2018

In the second quarter of 2018 the Company purchased the Butte Potosi property near its Golden Chest mine for $250,440 and a royalty deed to the sellers for a 2% net smelter return on all ores mined and shipped from the property. This property consist of patented mining claims some of which include both the surface and mineral rights and on some of which include only the mineral rights.

9.

Notes Payable

At June 30, 2018 and December 31, 2017, notes payable are as follows:

	June 30, 2018	December 31, 2017
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$33,389	$35,416
Property, 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,124; paid in full in May 2018	-	91,155
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268, collateralized by equipment	-	14,641
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May of 2019, monthly payments of 6,020, collateralized by equipment	65,206	97,126
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813, collateralized by equipment	31,749	34,452
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January of 2019, monthly payments of $10,874, collateralized by equipment	74,125	-
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	165,925	-
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	100,300	-
2018 pick-up, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	38,740	-
2008 pick-up, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	27,000	-
Total notes payable	536,434	272,790
Due within one year	240,696	95,988
Due after one year	$295,738	$176,802

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

Future principal payments of debt at June 30, 2018 are as follows:

12 months ended June 30,
2019	$240,696
2020	72,925
2021	79,335
2022	81,788
2023	53,899
2024	7,791
Total	$536,434

10.

Stockholders’ Equity

The Company offered private placements in 2018. Under the private placements, the Company sold 8,858,577 units for net proceeds of $1,107,571. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2016	10,737,500	0.10-0.20
Issued in connection with private placements	7,558,334	0.20
Expired	(9,000,000)	0.15-0.20
Balance December 31, 2017	9,295,834	$0.10-0.20
Issued in connection with private placement	4,429,289	0.22
Balance June 30, 2018	13,725,123	$0.10-0.22

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
4,429,289	$0.22	March 30, 2020
13,725,123	-	-

11.

Stock Options

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vest in 2018. The options had a fair value of $66,539 which is being recognized ratably over the vesting period. Compensation cost of $27,140 was recognized in the first half of 2018. The remaining unrecognized compensation cost of $14,881 is expected to be recognized in the remainder of 2018.

Stock based compensation costs are included in management, production, exploration, and general and administrative expenses where applicable.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

	Number of Options	Exercise Prices
Balance December 31, 2016	7,500,000	0.10-0.15
Expired	(500,000)	0.10
Issued	662,500	0.15-0.18
Balance December 31, 2017	7,662,500	0.10-0.18
Expired	(500,000)	0.10
Exercised	(8,000)	0.15
Balance June 30, 2018	7,154,500	0.10-0.18
Exercisable at June 30, 2018	6,892,000	$0.10-0.15

At June 30, 2018, outstanding stock options have a weighted average remaining term of two years and an intrinsic value of approximately $605,000. During the six months ended June 30, 2018, stock options for 8,000 shares of common stock with an exercise rate of $0.15 were exercised for total proceeds of $1,200. The intrinsic value of the options on the date of exercise was $640.

12.

Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC ("Ophir"), a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract called for the Company to deliver a total of 500 ounces of gold to the purchasers with quarterly payments equivalent to $25,000 in ounces starting February 1, 2017. The equivalent of 80.5 ounces were delivered to Ophir Holdings in 2017. On January 1, 2018 Ophir agreed to convert their Forward Gold Contract which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,783 to a conventional debt structure at 6% interest (see Note 4).

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. The December 1, 2016 payment, 4 payments in 2017, and two payment in 2018 were paid with an ounce equivalent of 793 ounces. At June 30, 2018, future gold deliveries of 111 ounces are due the remainder of 2018.

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

	Six months ended June 30,
	2018	2017
Beginning balance	$920,579	$1,386,228
Conversion to note payable	(492,783)	-
Payments in cash	(126,287)	(175,828)
Payments in gold purchased by the Company	(172,113)	(157,887)
Change in fair value	7,887	141,596
Ending balance	$137,283	$1,194,109

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

13.

Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the six months ended June 30, 2018 and 2017 is as follows:

	Six Months Ended June 30,
	2018	2017

Balance at beginning of period	$121,560	$72,218
Accretion expense	7,007	3,988
Revision of estimated reclamation costs	10,771	14,882
Balance at end of period	$139,338	$91,088

During the six period ended June 30, 2018, the estimated retirement obligation for the Golden Chest mineral property was revised in consideration of additional disturbance activity during the period. The estimated costs were discounted using credit adjusted, risk-free interest rate of 6.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

14.

Note Receivable

On June 6, 2018, the Company loaned $250,000 to West Materials, Inc. and William J. West (collectively “West”) which bears interest at 8% and has a term of fifteen months. Five payments are due quarterly with the first payment due September 30, 2018. For each payment, the Company has the option of receiving payment in cash or 48.45 troy ounces of gold.  The Company plans to opt for cash payment unless the price of gold increases to a level where it would be more beneficial. During the six months ended June 30, 2018, the Company purchased the Butte Potosi mineral property from West (see Note 8). The note receivable is collateralized by a mortgage on the Butte Potosi real property and a related net smelter royalty rights.

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

Highlights during the second quarter of 2018 include:

•

 For the quarter ending June 30, 2018 approximately 8,140 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 2.0 grams per tonne (gpt) with gold recovery of 90.3%. This resulted in production of 472 ounces contained in flotation concentrates.

•

Open pit mining progressed from the 1036 bench to the 1027 bench as we continued to advance through the low grade, high waste stripping ratio area in between shoots. Open pit mine production averaged 1,514 tonnes per day (mineralized material and waste). The on-site, footwall stockpile has increased and contains an estimated 43,000 tonnes at a grade of 0.65 gpt.

•

Underground mining in the 851 stope advanced to the north. During the quarter approximately 1250 tonnes of mineralized material were mined at an average grade of 6.3 gpt. The 851 north stope was completed in late June for a total mined tonnage of 1,830 tonnes at a gold grade 7.38 gpt. Subsequent to the end of the quarter, the Company completed the commissioning of its Cemented Rockfill (CRF) batch plant and commenced backfilling activity.

•

The Company began core drilling with a its newly acquired drill which was initially focused on exploring the Katie-Dora area of the Golden Chest for a possible expansion of the surface mining operation.

•

The Company expanded its land holdings in the Murray Gold Belt with the addition of the Butte Gulch and Potosi Gulch properties, adding 284 acres of patented mining claims.

•

Closed private placements during the first half of 2018 for net proceeds of $1,107,571.

•

The Company completed the sale of its Little Baldy/Toboggan properties to Hecla Mining Company for $3,000,000.

•

The Company’s common shares were approved for listing on the Canadian Securities Exchange.

Results of Operations

Our financial performance during the quarter and year to date is summarized below:

•

Total revenue from the three and six months period ending June 30 2018 was $489,555 and $1,590,946 compared to $1,262,690 and $1,952,008 for the same period in 2017. The decrease in revenue is the result of lower grade mineralized material in the second quarter of 2018 as the open pit progressed between shoots.

•

Lower grades mined between ore shoots in the open pit combined with seasonal conditions that impacted underground mining operations contributed to a gross loss in the three and six month periods ending June 30, 2018 of $613,408 and $606,796 compared to a gross profit of $426, 030 and $587,664 in the same periods of 2017. The consolidated net loss for the first six months included non-cash charges as follows: depreciation and amortization of $145,564 ($59,991 in 2017), amortization of discount on note payable, none in 2018, ($26,274 in 2017), accretion of asset retirement obligation of $7,007 ($3,988 in 2017), stock based compensation of $27,140 ($73,137 in 2017), and change in fair value of forward gold contracts of $7,887 ($141,596 in 2017), and gain on sale of mineral property $2,947,862 (none in 2017). Net income attributable to New Jersey Mining Company was $2,005,986 and $1,752,747 in the three and six months period ended June 30, 2018 respectively compared to a net income attributable to New Jersey Mining Company of $200,672 in the three months ended June 30, 2017 and net loss attributable to New Jersey Mining Company of $62,473 in the six months ended June 30, 2017.

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2018	2017
Operating activities	$(678,281)	$10,623
Investing activities	2,239,448	(117,720)
Financing activities	(384,263)	272,339
Net change in cash and cash equivalents	1,176,904	165,242
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$1,301,521	$320,075

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. Since 2017, with the exception of the second quarter of 2018, production has generated positive cash flow from operations and planned production for the next 18 months indicates the trend should improve. The Company has also been successful in raising required capital to continue production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016, common stock and warrants sales of $1,391,000 in 2017, and an additional $1,107,571 in common stock and warrant sales in the first half of 2018. The Company also sold mineral property in the second quarter of 2018 for proceeds of $3,000,000. The Company has utilized the proceeds for acquisition of mineral properties, equipment purchase, and debt reduction.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2018, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2018, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2018.

PART II - OTHER INFORMATION

ITEM 1.

 LEGAL PROCEEDINGS

None

ITEM 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2018 the Company issued 5,012,423 shares of unregistered common stock at $0.13 per share for net proceeds of $607,570 net of commission and brokerage costs as a result of a private placement offering. During the second quarter of 2018 the Company issued 3,846,154 shares of the Company’s stock at $0.13 per share for net proceeds of $500,000 net of commission and brokerage costs as a result of a private placement offering.

During the first quarter of 2017 the Company issued 11,700,000 shares of unregistered common stock at $0.10 per share for net proceeds of $850,000 net of commission and brokerage costs as a result of two private placement offerings. No additional shares were issued by the Company in the second quarter of 2017.

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

ITEM 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2018, the Company had two citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and exchange Commission on March 7, 2018

10.10

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018 and reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018.

14*	Code of Ethical Conduct.
21*	Subsidiaries of the Registrant
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99(i)	Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*

Filed with the Registrant’s Form 10 on June 4, 2014.

**

Filed July 2, 2014

***

Filed March 31, 2015.

****

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW JERSEY MINING COMPANY

By:   /s/ John Swallow

John Swallow,

its: President and Chief Executive Officer

Date August 14, 2018

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: August 14, 2018