Form 10-Q
period 2018-09-30
NEW JERSEY MINING CO
filed 2018-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large Accelerated Filer .	Accelerated Filer
Non-Accelerated Filer .	Smaller reporting company X
Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

On November 1, 2018, 122,610,282 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2018

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

17

Item 1.  LEGAL PROCEEDINGS

17

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

17

Item 3.  DEFAULTS UPON SENIOR SECURITIES

17

Item 4.  MINE SAFETY DISCLOSURES

17

Item 5.  OTHER INFORMATION

18

Item 6.  EXHIBITS

18

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited) September 30, 2018 and December 31, 2017
ASSETS
	September 30, 2018	December 31, 2017

Current assets:
Cash and cash equivalents	$705,736	$124,617
Note receivable	200,000	-
Gold sales receivable	46,550	307,796
Inventories	59,760	245,154
Joint venture receivable	3,714	4,682
Other current assets	135,318	102,361
Total current assets	1,151,078	784,610

Property, plant and equipment, net of accumulated depreciation	6,591,258	5,890,961
Mineral properties, net of accumulated amortization	3,219,912	2,135,956
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	25,736	30,000
Total assets	$11,526,304	$9,379,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$471,381	$363,810
Accrued payroll and related payroll expenses	56,136	40,710
Notes and interest payable related parties, current portion	61,109	211,829
Notes payable, current portion	273,744	95,988
Due on mineral property purchase, current portion, net of discount (Note 8)	83,969	-
Forward gold contracts, current portion (Note 12)	-	568,609
Total current liabilities	946,339	1,280,946

Asset retirement obligation	141,359	121,560
Notes and interest payable related parties, long term	197,645	601,082
Notes payable, long term	432,463	176,802
Due on mineral property purchase, long term, net of discount (Note 8)	417,301	-
Forward gold contracts, long term (Note 12)	-	351,970
Total long term liabilities	1,188,768	1,251,414

Total liabilities	2,135,107	2,532,360

Commitments (Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2018-122,610,282 shares and December 31, 2017-112,310,372 shares issued and outstanding	17,377,196	15,985,512
Accumulated deficit	(11,071,050)	(12,250,319)
Total New Jersey Mining Company stockholders’ equity	6,306,146	3,735,193
Non-controlling interest	3,085,051	3,112,294
Total stockholders' equity	9,391,197	6,847,487

Total liabilities and stockholders’ equity	$11,526,304	$9,379,847

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2018 and 2017
	September 30, 2018			September 30, 2017
	Three Months		Nine Months	Three Months		Nine Months
Revenue:
Gold sales		$1,032,845	$2,623,792		$1,266,139		$3,218,147
Total revenue		1,032,845	2,623,792		1,266,139		3,218,147

Costs of Sales:
Cost of sales and other direct production costs		1,123,679	3,175,857		813,785		2,118,138
Depreciation and amortization		103,987	249,551		40,597		100,588
Total costs of sales		1,227,666	3,425,408		854,382		2,218,726
Gross profit (loss)		(194,821)	(801,616)		411,757		999,421

Other operating expenses (income):
Pre-development expense		-	-		59,769		159,102
Exploration		160,147	368,417		9,220		45,200
Gain on sale of mineral property		-	(2,947,862)		-		-
Management		44,808	113,788		35,678		128,317
Professional services		57,152	158,786		33,232		131,754
General and administrative		110,219	295,917		51,135		192,616
Total other operating expenses (income)		372,326	(2,010,954)		189,034		656,989
Operating income (expense)		(567,147)	1,209,338		222,723		342,432

Other (income) expense:
Timber expense		-	-		-		5,304
Interest income		(12,896)	(14,888)		(7,745)		(8,604)
Interest expense		17,912	65,371		16,070		53,243
Change in fair value of forward gold contracts		8,096	15,983		76,865		218,461
Amortization of discount on debt		8,016	8,016		8,925		35,200
Total other (income) expense		21,128	74,482		94,115		303,604

Net income (loss)		(588,275)	1,134,856		128,608		38,828
Net loss attributable to non-controlling interest		(14,797)	(44,413)		(15,799)		(43,107)
Net income (loss) attributable to New Jersey Mining Company		$(573,478)	$1,179,269		$144,407		$81,935

Net income (loss) per common share-basic and diluted	$	Nil	$0.01	$	Nil	$	Nil

Weighted average common shares outstanding-basic		122,513,543	119,111,952		108,893,704		105,707,990
Weighted average common shares outstanding-diluted		122,513,543	121,585,011		109,805,242		106,461,364

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2018 and 2017
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,134,856	$38,828
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	249,551	100,588
Amortization of discount on debt	8,016	35,200
Accretion of asset retirement obligation	9,028	6,327
Stock based compensation	34,580	115,836
Change in fair value of forward gold contracts	15,983	218,461
Gain on sale of mineral property	(2,947,862)	-
Change in operating assets and liabilities:
Milling receivables	-	14,500
Gold sales receivable	261,246	(324,293)
Inventories	185,394	(18,295)
Joint venture receivable	968	(4,839)
Other current assets	(32,957)	(33,876)
Accounts payable and other accrued liabilities	107,571	70,329
Accrued payroll and related payroll expenses	15,426	(1,133)
Interest payable to related parties	(10,772)	14,152
Net cash provided (used) by operating activities	(968,972)	231,785

Cash flows from investing activities:
Issuance of note receivable	(250,000)	-
Payments received on note receivable	50,000	58,386
Proceeds from sale of mineral property	3,000,000	15,000
Purchases of property, plant and equipment	(251,603)	(89,458)
Purchase of mineral property	(257,619)	(14,522)
Deposit on equipment	(25,736)	-
Purchase of reclamation bond	-	(45,320)
Net cash provided (used) by investing activities	2,265,042	(75,914)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,107,571	1,041,000
Proceeds from exercise of stock options	16,200	-
Payments on mineral property purchase agreement	(100,000)
Payments on forward gold contracts	(185,798)	(270,755)
Gold purchased for payments on forward gold contracts	(257,981)	(232,037)
Principal payments on notes payable	(275,945)	(532,577)
Principal payments on notes payable, related parties	(1,036,168)	(89,702)
Contributions from non-controlling interest	17,170	22,630
Net cash provided (used) by financing activities	(714,951)	(61,441)

Net change in cash and cash equivalents	581,119	94,430
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$705,736	$249,263

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$30,000	$-
Equipment purchases financed with notes payable	709,362	112,500
Forward gold contract exchanged for note payable, related party	492,783	-
Mineral property acquired with payable and shares of common stock	826,587	100,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

At September 30, 2018 and December 31, 2017, the Company determined fair value on a recurring basis as follows:

Liabilities	September 30, 2018	December 31, 2017	Fair Value Hierarchy
Forward gold contracts (Note 12)	$-	$920,579	2

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2018 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

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

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification for cash receipts and payments related to eight specific issues. The update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of the update on January 1, 2018 had no impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply the provisions of the update to potential future acquisitions occurring after the effective date.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.

Inventories

At September 30, 2018 and December 31, 2017, the Company’s inventories consisted of the following:

	September 30, 2018	December 31, 2017

Gold concentrate	$29,406	$219,660
Materials and supplies	30,354	25,494
Total	$59,760	$245,154

At September 30, 2018, gold concentrate inventory is carried at estimated net realizable value based on current metal prices as it was lower than allocated production costs.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2018, metals contained in concentrates and exposed to future price changes totaled 1,026 ounces of gold.

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

Sales of products by metal for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	September 30, 2018		September 30, 2017
	Three Months	Nine Months	Three Months	Nine Months

Gold	$1,122,291	$2,891,607	$1,337,687	$3,314,613
Silver	2,346	7,233	3,869	11,305
Less: Smelter and refining charges	(91,792)	(275,048)	(75,417)	(107,771)
Total	$1,032,845	$2,623,792	$1,266,139	$3,218,147

Sales by significant product type for the three and nine month periods ended September 30, 2018 and 2017 were as follows:

	September 30, 2018		September 30, 2017
	Three Months	Nine Months	Three Months	Nine Months

Concentrate sales to H&H Metal	$1,032,845	$2,313,428	$1,219,813	$3,171,821
Dore’ sales to refinery	-	310,364	46,326	46,326
Total	$1,032,845	$2,623,792	$1,266,139	$3,218,147

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2018 and December 31, 2017, our gold sales receivable balance related to contracts with customers of $46,550 and $307,796, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of September 30, 2018 or December 31, 2017.

4.

Related Party Notes Payable

At September 30, 2018 and December 31, 2017, the Company had the following notes and interest payable to related parties:

	September 30, 2018	December 31, 2017
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$28,702	$68,299
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $322,367 in February 2020; paid in full in May 2018	-	441,163
John Swallow, Company president, 5% interest, principal and interest due February 2020; paid in full in May 2018	-	192,677
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $183,559 in February 2020	230,052	-
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2019; paid in full in May 2018	-	100,000
	258,754	802,139
Accrued interest payable	-	10,772
Total	258,754	812,911
Current portion	(61,109)	(211,829)
Long term portion	$197,645	$601,082

Related party interest expense for the three and nine month periods ended September 30, 2018 and 2017 is as follows:

2018		2017
Three Months	Nine Months	Three Months	Nine Months
$4,663	$36,491	$13,001	$41,970

Future principal payments of related party notes payable at September 30, 2018 are as follows:

12 months ended September 30,
2019	$61,109
2020	197,645
Total	$258,754

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

On January 1, 2018, notes with Mr. Swallow were amended to extend the balloon payments on both notes to February 2020. In May 2018, both of these notes as well as accrued interest were paid in full.

In May 2018, the note payable to Margaret Bathgate and its associated accrued interest was paid in full.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.

Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2018 and December 31, 2017, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $3,714 and $4,682, respectively, for shared operating costs as defined in the JV agreement. Crescent’s non-controlling interest in the JV changed during the three and nine months ended September 30, 2018 and 2017 as follows:

	Nine months ended September 30,
	2018	2017

Beginning balance	$3,112,294	$3,142,312
Contribution from non-controlling interest	17,170	22,630
Net loss attributable to non-controlling interest	(44,413)	(43,107)
Ending balance	$3,085,051	$3,121,835

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

6.

Earnings per Share

Basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding–basic and diluted, respectively. The calculation of the weighted average number of common shares outstanding–diluted includes the following common stock equivalents:

	September 30, 2018		September 30, 2017
	Three Months	Nine Months	Three Months	Nine Months

Stock options	-	7,054,500	2,750,000	3,250,000
Stock purchase warrants	-	1,200,000	1,200,000	1,200,000
Total	-	8,254,500	3,950,000	4,450,000

For the three month period ending September 30, 2018, all outstanding stock options and warrants were excluded from the computation of diluted loss per share, as net loss for that period would cause their inclusion to have an antidilutive effect on the calculation of loss per share.

Excluded from the diluted earnings per share calculations for the nine months ending September 30, 2018 were 12,525,123 warrants. These warrants were excluded because the exercise prices were greater than the average trading prices of the Company’s common stock for the periods.

Excluded from the diluted earnings per share calculations for both the three and nine months ending September 30, 2017 were 2,725,000 stock options and 6,387,500 warrants. These stock options and warrants were excluded because the exercise prices were greater than the average trading prices of the Company’s common stock for the periods.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.

Property, Plant, and Equipment

Property, plant and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(523,054)	(428,760)
Total mill	4,431,368	4,525,662

Building and equipment at cost	1,664,306	673,338
Less accumulated depreciation	(371,886)	(222,648)
Total building and equipment	1,292,420	450,690

Land
Bear Creek	266,934	266,934
Little Baldy	-	47,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	914,609
Total	$6,591,258	$5,890,961

8.

Mineral Properties

Mineral properties at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,667,092	1,649,142
Four Square	826,587	-
Butte Potosi	250,440	-
Toboggan	-	5,000
Less accumulated amortization	(22,496)	(16,475)
Total	$3,219,912	$2,135,956

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

•

Cash payments: $100,000, $100,000, and $200,000 on September 30, 2018, 2019, and 2020, respectively, for a total of $400,000. The payments are non-interest bearing. Using an implied discount rate of 6.0%, the fair value of these future payments is $359,921 on the date of the agreement.

Total purchase price is $826,587. A mineral purchase property payable was recorded representing the future payments of shares of common stock and cash which total $633,333 less discount of $40,079 which is being amortized over the term of the payment obligation.

In the second quarter of 2018 the Company sold property including the Little Baldy and Toboggan to Hecla Mining Company for $3,000,000. This sale resulted in a net gain of $2,947,862 which was recognized in the second quarter of 2018.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

In the second quarter of 2018, the Company purchased the Butte Potosi property near its Golden Chest mine for $250,440 and a 2% net smelter return on all ores mined and shipped from the property. This property consist of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights.

9.

Notes Payable

At September 30, 2018 and December 31, 2017, notes payable are as follows:

	September 30, 2018	December 31, 2017
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$32,360	$35,416
Property, 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, collateralized by property, monthly payments of $1,124; paid in full in May 2018	-	91,155
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May 2018, monthly payments of $3,268, collateralized by equipment	-	14,641
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May 2019, monthly payments of 6,020, collateralized by equipment	48,640	97,126
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813, collateralized by equipment	29,696	34,452
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January 2019, monthly payments of $10,874, collateralized by equipment	42,779	-
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	158,651	-
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	94,796	-
2018 pick-up, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	37,499	-
2008 pick-up, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	25,911
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of 5,000, collateralized by equipment	48,215
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	187,660	-
Total notes payable	706,207	272,790
Due within one year	273,744	95,988
Due after one year	$432,463	$176,802

Future principal payments of debt at September 30, 2018 are as follows:

12 months ended September 30,
2019	$273,744
2020	110,083
2021	119,136
2022	114,671
2023	82,725
2024	5,848
Total	$706,207

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10.

Stockholders’ Equity

The Company offered private placements in 2018. Under the private placements, the Company sold 8,858,577 units for net proceeds of $1,107,571. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2016	10,737,500	0.10-0.20
Issued in connection with private placements	7,558,334	0.20
Expired	(9,000,000)	0.15-0.20
Balance December 31, 2017	9,295,834	$0.10-0.20
Issued in connection with private placement	4,429,289	0.22
Balance September 30, 2018	13,725,123	$0.10-0.22

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
4,429,289	$0.22	March 30, 2020
13,725,123	-	-

11.

Stock Options

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vest in 2018. The options had a fair value of $66,539 which is being recognized ratably over the vesting period. Compensation cost of $34,580 was recognized in the first nine months of 2018. The remaining unrecognized compensation cost of $7,440 is expected to be recognized in the remainder of 2018.

Stock based compensation costs are included in management, production, exploration, and general and administrative expenses where applicable.

	Number of Options	Exercise Prices
Balance December 31, 2016	7,500,000	0.10-0.15
Expired	(500,000)	0.10
Issued	662,500	0.15-0.18
Balance December 31, 2017	7,662,500	0.10-0.18
Expired	(500,000)	0.10
Exercised	(108,000)	0.15
Balance September 30, 2018	7,054,500	0.10-0.18
Exercisable at September 30, 2018	6,792,000	$0.10-0.15

At September 30, 2018, outstanding stock options have a weighted average remaining term of one and one half years and an intrinsic value of approximately $160,000. During the nine months ended September 30, 2018, stock options for 108,000 shares of common stock with an exercise rate of $0.15 were exercised for total proceeds of $16,200. The intrinsic value of the options on the date of exercise was $1,340.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

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

On July 29, 2016, the Company entered into forward gold contracts through GVC Capital LLC (“GVC”) for net proceeds of $772,806 to fund startup costs at the Golden Chest. The agreement calls for the Company to deliver a total of 904 ounces of gold to the purchasers in quarterly payments starting December 1, 2016 for a period of two years as gold is produced from the Golden Chest Mine and New Jersey Mill. The December 1, 2016 payment, 4 payments in 2017, and three payments in 2018 were paid with an ounce equivalent of 904 ounces. The final payment was made in September 2018.

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

	Nine months ended September 30,
	2018	2017
Beginning balance	$920,579	$1,386,228
Conversion to note payable	(492,783)	-
Payments in cash	(185,798)	(270,755)
Payments in gold purchased by the Company	(257,981)	(232,037)
Change in fair value	15,983	218,461
Ending balance	$-	$1,101,897

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

13.

Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the nine months ended September 30, 2018 and 2017 is as follows:

	Nine Months Ended September 30,
	2018	2017

Balance at beginning of period	$121,560	$72,218
Accretion expense	9,028	6,327
Revision of estimated reclamation costs	10,771	23,597
Balance at end of period	$141,359	$102,142

During the nine period ended September 30, 2018 and 2017, the estimated retirement obligation for the Golden Chest mineral property was revised in consideration of additional disturbance activity during the period. The estimated costs were discounted using credit adjusted, risk-free interest rate of 6.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

14.

Note Receivable

On June 6, 2018, the Company loaned $250,000 to West Materials, Inc. and William J. West (collectively “West”) which bears interest at 8% and has a term of fifteen months. Five payments are due quarterly with the first payment due and received in cash September 30, 2018. For each payment, the Company has the option of receiving payment in cash or 48.45 troy ounces of gold.  The Company plans to opt for cash payment unless the price of gold increases to a level where it would be more beneficial. In the second quarter of 2018, the Company purchased the Butte Potosi mineral property from West (see Note 8). The note receivable is collateralized by a mortgage on the Butte Gulch real property and a related net smelter royalty rights.

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

Highlights during the third quarter of 2018 include:

•

 For the quarter ending September 30, 2018 approximately 8,390 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 2.40 grams per tonne (gpt) with gold recovery of 88.0%. Gold sales for the quarter were 847 ounces.

•

Open pit mining progressed from the 1027 bench to the 1018 bench as we continued to advance through the low grade. Open pit mine production averaged 1,380 tonnes per day (mineralized material and waste).

•

Placement of cemented rock fill (CRF) into the 851 stope was completed during the quarter and the new CRF batch plant performed well. Mining under the new backfill will commence in the fourth quarter. A second crew of miners was added to the underground mine and work began on the attack ramps to the 857 and 848 stopes. Production from these higher grade underground stopes will ramp up in the fourth quarter.

•

Focused drilling on the [Katie-Dora] area of the Golden Chest for a possible expansion of the surface mining operation.

•

Enhanced its Murray Gold Belt portfolio by adding the Giant Ledge Claim Group located southeast of the Golden Chest Mine. The Giant Ledge Project consists of 37 un-patented claims and covers the historic Giant Ledge and Raven mines.

•

Continued trenching and sampling on our other holdings within the Murray Gold Belt in preparation for 2019/2020 exploration programs.

•

In September the final payment was made on forward gold contracts entered into in July 2016 to resume operations at the Golden Chest mine. These payments were made quarterly including both cash and physical payments for a total equivalent of 904 ounces of gold paid over the two-year term.

Results of Operations

Our financial performance during the quarter and year to date is summarized below:

•

The Company had a net loss of $588,275 in the three months ending September 30, 2018 compared to a net income of $128,608 in 2017. For the nine month period ending September 30, 2018 the Company had a net income of $1,134,856 compared to a net income of $38,828 for the same period in 2017.

•

Revenue was $1,032,845 and $2,623,792 for the three and nine month periods ending September 30, 2018 compared to $1,266,139 and $3,218,147 for the comparable periods in 2017. The decrease in revenue from mining operations in 2018 is the result of lower grade mineralized material in the second and third quarter of 2018 as the open pit progressed between the Golden Chest and Skookum shoots.

•

The consolidated net income for the first nine months included non-cash charges as follows: depreciation and amortization of $249,551 ($100,588 in 2017), amortization of discount on debt of $8,016 ($35,200 in 2017), accretion of asset retirement obligation of $9,028 ($6,327 in 2017), stock based compensation of $34,580 ($115,836 in 2017), change in fair value of forward gold contracts of $15,983 ($218,461 in 2017), and gain on sale of mineral property $2,947,862 (none in 2017).

•

Net income (loss) attributable to New Jersey Mining Company was ($573,478) and $1,179,269 in the three and nine months period ended September 30, 2018 respectively, compared to a net income attributable to New Jersey Mining Company of $144,407 and $81,935 in the three months and nine month periods ended September 30, 2017.

Financial Condition and Liquidity

	For the Nine Months Ended September 30,
Net cash provided (used) by:	2018	2017
Operating activities	$(968,972)	$231,785
Investing activities	2,265,042	(75,914)
Financing activities	(714,951)	(61,441)
Net change in cash and cash equivalents	581,119	94,430
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$705,736	$249,263

The Company is currently producing from the open-pit at the Golden Chest Mine and began underground operations in early November 2017. Since 2017, with the exception of the second and third quarters of 2018, production has generated positive cash flow from operations and planned production for the next 18 months indicates the trend should improve. The Company has also been successful in raising required capital to continue production and fund ongoing operations, completing a forward gold sale of $1.2 million in 2016, common stock and warrants sales of $1,391,000 in 2017, and an additional $1,107,571 in common stock and warrant sales in the first half of 2018. The Company also sold mineral property in the second quarter of 2018 for proceeds of $3,000,000. The Company has utilized the proceeds for acquisition of mineral properties, equipment purchase, and debt reduction.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4:

 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2018, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2018, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2018.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS

None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2018 the Company issued 5,012,423 shares of unregistered common stock at $0.13 per share for net proceeds of $607,570 net of commission and brokerage costs as a result of a private placement offering. During the second quarter of 2018 the Company issued 3,846,154 shares of the Company’s stock at $0.13 per share for net proceeds of $500,000 net of commission and brokerage costs as a result of a private placement offering. In the second quarter of 2018 8,000 shares of unregistered common stock were issued in exchange for options which were exercised at $0.15 and an additional 100,000 shares of unregistered common stock were issued in exchange for options which were exercised at $0.15 in the third quarter of 2018. No additional shares were issued in 2018.

During the first quarter of 2017 the Company issued 11,700,000 shares of unregistered common stock at $0.10 per share for net proceeds of $850,000 net of commission and brokerage costs as a result of two private placement offerings. No additional shares were issued by the Company in the second or third quarter of 2017.

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

Item 4.

 MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2018, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 14, 2018

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: November 14, 2018