Form 10-K
period 2018-12-31
NEW JERSEY MINING CO
filed 2019-04-01
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

11

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes [ ]  No [X ]

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2018 was $21,193,125.

On March 1, 2019 there were 123,413,569 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS3

GLOSSARY OF SIGNIFICANT MINING TERMS4

PART I6

ITEM 1.  DESCRIPTION OF THE BUSINESS6

ITEM 2.   DESCRIPTION OF PROPERTIES9

ITEM 3.  LEGAL PROCEEDINGS18

ITEM 4.  MINE SAFETY DISCLOSURES18

PART II19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS19

ITEM 6.  SELECTED FINANCIAL DATA20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE43

ITEM 9A.  CONTROLS AND PROCEDURES43

ITEM 9B.  OTHER INFORMATION43

PART III44

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE44

ITEM 11.  EXECUTIVE COMPENSATION45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS47

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE48

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES48

PART IV49

ITEM 15.  EXHIBITS49

SIGNATURES51

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•the establishment and estimates of mineralization;

•the grade of mineralization;

•anticipated expenditures and costs in our operations;

•planned exploration activities and the anticipated outcome of such exploration activities;

•plans and anticipated timing for obtaining permits and licenses for our properties;

•expected future financing and its anticipated outcome;

•anticipated liquidity to meet expected operating costs and capital requirements;

•our ability to obtain joint ventures partners and maintain working relationships with our current joint venture partners;

•our ability to obtain financing to fund our estimated expenditure and capital requirements; and

•factors expected to impact our results of operations.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•risks related to our limited operating history;

•risks related to our history of losses and our expectation of continued losses;

•risks related to our properties being in the exploration or development stage;

•risks related our mineral operations being subject to government regulation;

•risks related to future legislation and administrative changes to mining laws;

•risks related to future legislation regarding climate change;

•risks related to our ability to obtain additional capital or joint venture partners;

•risks related to land reclamation requirements and costs;

•risks related to mineral exploration and development activities being inherently dangerous;

•risks related to our insurance coverage for operating risks;

•risks related to cost increases for our exploration and development projects;

•risks related to a shortage of equipment and supplies adversely affecting our ability to operate;

•risks related to mineral estimates;

•risks related to the fluctuation of prices for precious and base metals, such as gold and silver;

•risks related to the competitive industry of mineral exploration;

•risks related to our title and rights in our mineral properties and mill;

•risks related to joint venture partners and our contractual obligations therewith;

•risks related to potential conflicts of interest with our management;

•risks related to our dependence on key management;

•risks related to the New Jersey Mill operations, management, and milling capacity;

•risks related to our business model;

•risks related to evolving corporate governance standards for public companies; and

•risks related to our shares of common stock.

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

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Business

New Jersey Mining Company (“the Company” or “NJMC”) is a gold producer with an established base in three historic mining districts in the Western United States. The Company’s primary source of revenue comes from its operating gold mine, the Golden Chest Mine located in the Murray Gold Belt of north Idaho.

New Jersey Mining Company (“the Company” or “NJMC”) was incorporated under the laws of the State of Idaho on July 18, 1996. The Company’s head office and registered records office is located at 201 N. 3rd St. Coeur d’Alene, ID 83814.

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

BUSINESS OF THE COMPANY

General Description of the Business

New Jersey Mining Company (NJMC) was incorporated in the State of Idaho on July 18, 1996. The Company is an established gold producer, with surface and underground mining operations at its 100-percent owned Golden Chest Mine and milling operations at its majority-owned New Jersey Mill. Its business strategy is to grow its asset base and mineral production over time, relying primarily on its in-house skill sets to eventually become a mid-tier gold producer. The Company holds mineral properties in three historic mining districts of Idaho and Montana. Its portfolio of mineral properties includes:

•The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt (MGB) of North Idaho;

•Advanced stage, pre-development surface and underground property, adjacent to the Golden Chest Mine;

•A significant portfolio of early-stage exploration properties within the MGB, many of which include historic gold mines and known gold mineralization;

•A significant portfolio of early-stage exploration properties in Central Idaho, primarily in the Elk City area, and;

•The Butte Highlands Mine (50-percent interest), an advanced-stage project which has seen considerable development work, located south of the city of Butte, in Western Montana;

In addition to its portfolio of Exploration, Pre-Development, and Producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

During the last two years, the Company has focused its efforts on development and production at the Golden Chest Mine with an aggressive two-year pay back plan of all start-up costs. With all debt associated with the start-up of operations paid in full, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress combined with the existing infrastructure and development over the last two years has created a solid foundation for continued growth and a base of value regardless of market cycles.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. NJMC also competes with other mining companies for exploration properties and mining assets, mostly properties in the western United States. In recent years, the Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine and acquiring a 50% interest in the Butte Highlands Joint Venture. Prior to consolidating 100% of the Golden Chest Mine, the Company also received revenue on a per tonne basis for processing ores from the Golden Chest Mine in 2014 and 2015.

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

The risks associated with the Company’s mining and milling operations include other risks typical of the mining industry, such as: operational effectiveness in the processing plant that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mining operations are unable to economically extract material due to ground or slope failures that increase cost. The Company manages these risks with detailed mine planning and extraction processes, a preventive maintenance program, and installing experienced and technically proficient management.

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

The New Jersey Mine and Mill have two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. No permit is required for the current flotation process as there is no discharge of water to surface waters and the tailings impoundment is less than 30 feet high from toe to crest in height. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate

Leach Plant (CLP) at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring during the operation of the CLP. NJMC estimates the cost of water-monitoring associated with the CLP to be approximately $6,000 per year.

The Idaho Department of Lands (IDL) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. NJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $95,000. The Company submitted a reclamation plan to the IDL for its current open pit mining operation at the Golden Chest Mine. The plan was approved and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of full time employees is 24.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2019. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

COEUR D'ALENE
GOLDEN CHEST MINE
SPOKANE
MURRAY
WALLACE
NEW JERSEY MINE AND MILL
MISSOULA
HELENA
LEWISTON
IDAHO
MONTANA
BUTTE
GRANGEVILLE
ELK CITY
WASHINGTON
BUTTE HIGHLANDS JOINT VENTURE

Figure 1 - Project Location Map

GOLDEN CHEST MINE

Figure 2 - Photo of New Golden Chest Mine in September 2018

Property Location

The Golden Chest Mine is comprised of an underground mine, an open pit mine, and an exploration project located about 1.5 miles east of Murray, Idaho, comprised of 25 patented mining claims (280 acres) and 90 unpatented claims (1,390 acres). The site is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

NJMC owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The Company consolidated its ownership in December 2015, purchasing Marathon Gold Corporation’s (“Marathon”) 52.22% stake in Golden Chest LLC for $180,000 along with a 2% NSR on production from the Golden Chest property, as well as an adjacent Area of Interest. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3.75-million. The purchase was financed through a promissory note of $3,250,000 after a down payment of $500,000. On October 25, 2017, NJMC paid off the remaining balance owed on the note.

Property History

The Golden Chest Mine was developed in the late 1800’s through the early 1900’s as part of the first gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining operations on the Golden Chest property produced approximately 65,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest Mine is considered to be the largest historic lode producer of gold in northern Idaho.

Modern exploration of the Golden Chest area began in the late 1970’s with several companies, including Cominco-American and Golden Chest Inc. (“GCI”), targeting gold and massive sulfides. Drill tests by GCI included a 200-foot hole from surface that intersected a 60-foot zone containing multiple low-grade gold-bearing quartz veins.

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

Present Condition, Work Completed, and Exploration Plans

Exploration & Development by NJMC & Golden Chest LLC

NJMC first leased the property in 2003, then explored, drilled, and developed it over subsequent years, producing 8,400 tonnes of ore averaging 6.9 gpt gold, all of which was processed at its New Jersey Mill for total production of nearly 2,000 ounces of gold. From 2004 through 2008, the Company completed an exploration core drilling program at the Golden Chest totaling 3,415 meters of core during that period, successfully extending the Idaho Vein below the No. 3 Level. NJMC connected the historic No. 3 Level to the surface by driving a 440-meter ramp (the “North Ramp”), which was completed in 2008.

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

Underground Operations

NJMC completed the first stope cut on the 851 level in mid 2018. Commissioning of the cemented rockfill (CRF) backfill plant was completed during the summer of 2018, and backfilling was completed in the third quarter of 2018. A second haul truck and LHD were added to the company’s underground mining fleet at this time, and a second mining crew and mechanic were hired during the third quarter as well. Additional development of stope access ramps was completed during the third quarter. Mining under backfill produced and placed by NJMC was successfully completed in fourth quarter of 2018. A total of 4,260 tonnes were mined during the startup phase of underground mining operations in 2018. The average grade of the underground material was 7.0 gpt Au.

Open-Pit Gold Production at Golden Chest

In 2016, NJMC used its internal study, including tightly-spaced drill data in an outcrop area, to identify a mineable open-pit near the Idaho Vein outcrop. Following the receipt of necessary permits, the Company began pit excavation and resumed gold production in Q3 2016 and resumed shipping ore to the New Jersey Mill in Q4 2016. Surface mining continued through 2017, producing approximately 3,525 ounces of gold for the year. An expanded pit was permitted in 2017 and surface mining continued through an area of increased waste stripping between shoots of gold mineralization and a total of 2,540 ounces were recovered from the open pit in 2018.

While significant modern drilling, underground development, and pit excavation have resulted in industrial scale mining and recovery of gold, there are no mineral reserves at the Golden Chest, as recognized by the SEC.

Exploration Plans

Modern exploration, including nearly 30,000 meters of drilling, reveals six NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Excellent mineralization potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. Drilling is planned at depth for the entire the strike length of the Idaho Fault at the property. The Company also plans to evaluate the potential of heap leaching the moderate grade, oxidized footwall material with a laboratory column test. The results of this test could drive future exploration and development efforts.

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

Present Condition of Plant & Equipment

During the lease, Gold Hill made many improvements to the Golden Chest property including approximately 1,000 meters of underground development at a nominal cross section of 4 meters by 4 meters, the establishment of a secondary escape-way and ventilation raises, the installation of three-phase power, and many surface improvements such as a septic field and a new haul road to keep mine traffic separate from employee and visitor traffic. NJMC constructed a 2,500 square-foot steel-clad pole building in 2011 which stands at the top of the most easterly driveway to the property and is used primarily for office space and core logging. A 600 square-foot steel-clad pole building, constructed by NJMC in 2005, is also present near the northern ramp portal.

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

Veins occur adjacent to the Idaho Fault and in its footwall but to a lesser extent in its hangingwall. The mineralization occurs in two types of quartz veins, banded and massive, that are generally conformable to bedding in the Proterozoic age Prichard Formation. Banded veins, which occur primarily in argillite, contain, pyrite, arsenopyrite, galena, sphalerite and visible gold. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

NEW JERSEY MILL

Property Location

The New Jersey Mill is a fully-permitted, 360-tonne per day, flotation mill and concentrate leach plant (“CLP”) located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mill is located on the same property as the New Jersey Mine, adjacent to U.S. Interstate Highway 90 and easily accessed year-round by local roads. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

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

The mill recycles process water and utilizes a paste tailings disposal process patented by NJMC founder Fred Brackebusch to minimize impacts to the environment. By implementing paste tailings processing methods, NJMC is able to recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. NJMC was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality in 2014 for its efforts to reduce pollution at the mill.

As of December 31, 2018, the Company had a net capital cost of $4,396,920 associated with the New Jersey Mill.

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

Property Ownership

The Butte Highlands property covers approximately 135 acres and includes 11 patented claims. All of the private lands within the Butte Highlands property are patented lode and placer claims. BHJV is responsible for paying Montana state property taxes on all patented lands and for paying annual BLM maintenance fees on any unpatented mining claims.

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

Property History

The Butte Highlands gold mine was an historic lode mine that produced an estimated 60,000 ounces of gold from 1937 until the War Production Board forced its closure at the onset of WWII. The property was later explored by Battle Mountain, Placer Dome, ASARCO, and Orvana in the 1980’s and 1990’s which, in total, drilled more than 30,000 meters at Butte Highlands, prior to its acquisition by Timberline in 2007.

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

A NI 43-101 compliant technical report for Butte Highlands was completed in May 2013 by Mine Development Associates of Reno, Nevada.

The project has experienced significant timeline delays due, in part, to miscalculations of the permitting process and other technical issues. Permitting advanced more effectively from 2013 to 2015 with the following critical milestones successfully achieved:

•In July 2013, the Montana Department of Environmental Quality (“DEQ”) issued the final Montana Pollutant Discharge Elimination System (“MPDES”) water discharge permit;

•In January 2015, the Montana DEQ authorized BHJV to construct and operate an underground gold mine by publishing positive Record of Decision (“ROD”) on Final Environmental Impact Statement (“EIS”);

•In October 2015, the U.S. Forest Service (“USFS”) released its Final Decision Notice on haul road with a Finding of No Significant Impacts.

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

Geology & Mineralization

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey Shale with higher-grade mineralization occurring within sediments proximal to diorite sills and dikes. The project is within a favorable geologic domain that has hosted several multi-million-ounce gold deposits. There are currently no mineral reserves as defined by the SEC at Butte Highlands Project.

NEW JERSEY MINE PROJECT

Property Location

The New Jersey Mine is an underground gold mine located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mine is adjacent to U.S. Interstate Highway 90 and is easily accessed year-round by local roads. The New Jersey Mill is located on the same property, providing a unique opportunity for small-scale production. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

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

Property History

In the late 1800’s and early 1900’s, New Jersey Mining and Milling (an unrelated company) drove more than 760 meters of development workings on the Coleman Vein and its northwest branch, including drifts, crosscuts, shafts, and raises. The historic development also included a 10-stamp gravity mill that was operated for a short period.

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

In 2008, the Company performed underground exploration on the Coleman Vein at the 740 level, including 84 meters of drifting, with 20 meters along the vein before it was displaced by a fault. The Company also drill-tested the Scotch Thistle prospect, but a 400-meter program encountered silicification and associated alterations with no significant gold mineralization. There are at least 14 gold prospects within or near the New Jersey Mine.

In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman Vein. This raise was driven 12 meters vertically, leading to the extraction of 367 dry tonnes that assayed 2.68 gpt gold in processing at the New Jersey Mill.

NJMC has not conducted material work at the New Jersey Mine since 2010, but Company geologists are again evaluating the known gold-bearing veins and historic targets. With the New Jersey Mill actively processing ores from the Golden Chest Mine, the potential economics of nearby gold prospects may have improved significantly.

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the project has no mineral reserves as recognized by the SEC.

As of December 31, 2018, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

Geology & Mineralization

The New Jersey Mine area is underlain by argillites and quartzites of the Proterozoic-age Prichard Formation, which commonly hosts gold mineralization regionally. The property occurs adjacent to and north of the major Osburn Fault, an important geological structure of the Coeur d’Alene Mining District. The Prichard Formation is divided into nine units of alternating argillites, siltites, and quartzites; the units exposed in the New Jersey Mine area appear to belong to the lower members. Gold mineralization is associated with sulfide-bearing quartz veins that cut the bedding in Prichard argillite and quartzite. Associated sulfides are pyrite, arsenopyrite, chalcopyrite, low-silver tennantite, galena, and sphalerite.

CROWN POINT PROJECT

Property Location

The Crown Point Project is comprised of three patented mining claims covering 46 patented acres and 700 acres of unpatented mining claims, west of Murray, Idaho. The property is a gold exploration project without known reserves. The lower portion of the property near the Four Square mine can be accessed via Forest Highway 9 and the higher elevation part of the property is accessed seasonally via dirt roads.

Property Ownership

The core of the property is held through an option-type of agreement with a private party that covers 46 patented acres surrounded by 293 acres of unpatented mining claims. The agreement required payment of 1.33 million of the Company’s common shares and $100,000 cash in 2018. A second payment of 1.33 million shares and $100,000 cash is due on September 30, 2019. A final payment of $200,000 is payable in either shares or cash, due on September 30, 2020. The claims covered by this agreement are subject to a 2% net smelter royalty. The Company also holds an additional 413 acres of unpatented lode claims adjacent to the core group of claims that are wholly owned by the Company and not subject to a royalty.

Property History

The property consists of two mineralized areas, one near the Four Square Mine and the second at the Crown Point claim on the eastern part of the property. The Four Square Mine was mined intermittently in the early 20th century with most of the mining completed in the 1930’s. Three levels were developed in the 1930’s to exploit three east-west striking quartz gold veins. A mill was located on the property and the historic production of the Four Square mine is estimated at approximately 6,400 ounces of gold. The Crown Point fault structure is a steeply dipping, northerly trending shear zone made up of quartz veins and silica flooded rock. It has been explored historically by underground drifting and crosscuts as well as surface pits.

Present Condition, Work Completed, and Exploration Plans

In 2018, the Company focused its exploration efforts on the Crown Point area with surface sampling, road building, core drilling and environmental permitting work. Four core holes were completed during 2018 at various locations along the strike of the Crown Point Shear Zone and all holes intersected anomalous gold mineralization with the best intercept assaying 0.5 gpt gold over 9.3 meters. The Company plans to conduct additional core drilling in 2019.

Geology & Mineralization

Gold mineralization at the Crown Point Project is hosted in the Prichard Formation. Gold mineralization at the Four Square is hosted in narrow quartz veins that strike easterly and dip to the north. The veins are frequently faulted by a series of northeasterly trending faults. Gold mineralization at the Crown Point area is found in a steeply dipping zone of silicification and quartz veining. Outcropping of the zone can be traced for over 250 meters and the width of zone varies, but in some places is nearly 20 meters wide. Gold is associated with sulfide minerals including pyrite and galena.

BUTTE GULCH PROJECT

Property Location

The Butte Gulch Project is directly adjacent to the east of Golden Chest Mine and is accessed by Forest Highway 9. It is comprised of 60 acres of both patented surface and mineral rights, 117 acres of patented mineral rights, and 602 acres of unpatented claims. All of the patented mineral rights are subject to a 2% NSR to a third party while the unpatented claims are unburdened by a royalty. The property is an exploration property without known reserves.

Property Ownership

The patented surface and mineral rights were purchased from a third party in mid 2018 and any lode production from the patented claims is subject to a 2% NSR. The patented claims where the Company only owns the lode mineral rights can be placer mined by the current owner who was the vendor of the property. NJMC holds a first right of refusal for the purchase of the surface rights not already owned by the Company. The unpatented lode claims are wholly owned by the Company and not subject to a royalty.

Property History

Butte Gulch has been placer mined in several different operations over the last century, however, there are no gold productions records from these historic placer mining efforts. There is evidence of historic lode prospecting in the form of surface pits and exploration adits on the property, but the Company is not aware of any modern exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property adjacent to the Golden Chest Mine. The property vendor has retained the placer mining rights in the bottom of the drainage on the patented claims and completed placer mining activity last year. NJMC has no affiliation or connection with the placer mining operation. NJMC’s geologists have performed preliminary sampling and investigations on the property but no serious exploration efforts have taken place yet. NJMC plans to conduct additional sampling, mapping, and trenching in advance of a potential core drilling program.

Geology & Mineralization

Cursory investigations of the Butte Gulch geology indicate that the area is underlain by Prichard Formation argillite, siltite, and quartzite units. It is located on the western limb of the Trout Creek Anticline. More geologic fieldwork is planned for the upcoming season to explore for gold mineralization.

BUCKSKIN PROJECT

Property Location

The Buckskin Project is comprised of 12 patented mining claims covering 218 acres and 73 unpatented mining claims covering approximately 1,367 acres west of Murray, Idaho. The property is a gold exploration project without known reserves. The property can be accessed via dirt roads from Forest Highway 9.

Property Ownership

The 218 acres of patented mining claims was acquired through an exploration and mining lease. The Buckskin Lease term runs for 7.5 years and includes annual payments of $12,000 and a 2-percent NSR on future production from the property. If the property is placed into production, the lease will continue as long as production is underway and also includes a right of first refusal for NJMC to purchase the property. The Company also holds 700 acres of unpatented lode claims adjacent to the core group of claims that are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Buckskin property was mined intermittently for both gold and base metals in the early 20th century with most of the mining completed in the 1930’s. The property contains numerous old workings, most of which are inaccessible. A mill was located on the property but the historic production is unknown.

Present Condition, Work Completed, and Exploration Plans

In 2018, the Company conducted exploration efforts in the Buckskin area with surface sampling, road building, underground mapping and sampling. Evaluation of the sampling results is ongoing. The Company plans to conduct core drilling in 2019.

Geology & Mineralization

Gold mineralization at the Buckskin Project is hosted in the Prichard Formation. Prospects and adits appear to have been developed along northerly trending shear zones made up of quartz veins and silica flooded rock. Gold is associated with sulfide minerals including pyrite and galena.

GIANT LEDGE

Property Location

The Giant Ledge Project is located six kilometers east of Murray, Idaho. It is an exploration project without known ore reserves. The project is accessed by Forest Highway 9 and secondary dirt roads.

Property Ownership

The Company’s land position consists of 57 unpatented lode claims covering an area of 1,119 acres. This claim total includes 3 separate claim blocks; Giant Ledge, Porphyry and Bear. These claims require an annual claim fee payment to the BLM.

Property History

The Giant Ledge Project consists of several historical prospected areas. The Giant Ledge Mine was active in the 1920’s when a 122 meter deep shaft was sunk and about 450 meters of drift development was completed. A flotation mill was erected and a minor amount of undisclosed production was achieved. Bunker Hill Mining Company also examined and mapped the mine workings in the 1950’s. Sunshine Mining Company conducted exploration at the Giant Ledge in the mid-1980’s and drilled two core holes. In 2008, the Company obtained core from Sunshine’s drilling program, and it was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property east of the Golden Chest Mine. Although no significant work was performed at Giant Ledge during the 2009-2018 period, the Company is preparing to resume exploration efforts in 2019.

Geology & Mineralization

Host rocks at the property are Prichard Formation and Cretaceous-age intrusives. The primary mineralizing structure is the French Gulch Fault which transects the property. The property hosts polymetallic lead, copper and gold mineralization in and along the contact of the igneous intrusive.

POTOSI

Property Location

The Potosi Project is located 4.4 kilometers southwest of the Murray, Idaho. It is an exploration project without known ore reserves. The project is accessed by the paved Beaver Creek county road and other secondary dirt roads.

Property Ownership

NJMC acquired fee simple title to of 3 patented lode claims as part of the 2018 Butte Gulch land acquisition. The 3 patented claims cover a 71 acre area.

Property History

Potosi has been placer mined in several different operations over the last century, however, there is no gold production records from these historic placer mining efforts. There is evidence of historic lode prospecting in the form of surface pits and exploration adits on the property, but the Company is not aware of any modern lode exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

Minor reclamation work was completed in 2018, and minor trenching efforts are planned for 2019.

Geology & Mineralization

Host rocks at the property are siltites and argillites of the Prichard Formation. Geologic mapping suggest fault structures associated with the Crown Point Shear Zone may cross the property.

McKINLEY PROJECT

Property Location

The McKinley Property encompasses a number of historic prospects in central Idaho and extends, from the town of Riggins northward for nearly five miles. The property is an early-stage, gold exploration project accessed via public and private dirt roads off of US Highway 95.

Property Ownership

In 2013, NJMC acquired the McKinley Property through its acquisition of Idaho Champion Resources (“ICR”). The property is held by 28 unpatented claims and an agreement known as the Rupp Lease. The Rupp Lease consists of a mineral lease for 1,728 acres with an additional 1,518 acres of land with certain rights for access and surface disturbance. The 3,246 total acres held through the Rupp Lease requires an annual rental payment of $6,100. If an ore reserve of 250,000 ounces of gold is achieved within the Rupp Lease, there is a 1% NSR royalty on future production less recoupment of capital costs. The Company also holds 28 unpatented claims, totaling 560 acres, adjacent the 4 patented claims of the McKinley Mine and the lands of the Rupp Lease. These claims require an annual claim fee payment to the BLM. NJMC has dropped the mineral lease for the 4 patented claims where the historic McKinley Mine workings are located.

Property History

The McKinley Property is located in the Simpson Mining District and was first prospected in 1891. The property was subject to intermittent mining activity until it was shut down during WWII. The property remained largely dormant until Hunt Energy executed a sampling program in the late 1970’s and Kennecott Exploration completed a property evaluation in the early-1990s. In 2012, ICR started surface exploration of the property, including a ground magnetic survey, before the acquisition by NJMC in 2013.

ICR previously conducted ground magnetic survey over a large portion of the property, approximately 2.4 by 5.6 kilometers. The survey indicates that potentially major structures passing through the district are associated with some degree of demagnetization. It also appears to indicate the potential mineralization at the McKinley Mine along with several potential target areas, including historic mines and prospects that extend for several miles along the known trend.

Present Condition, Work Completed, and Exploration Plans

Surface mapping and sampling by NJMC identified two areas with significant gold mineralization in outcrop: the Monarch Zone, about one kilometer S-SW of the McKinley Mine, and along Fiddle Creek, which crosses the southern portion of the property. At the Monarch Zone, several samples returned high-grade gold with values up to 26 gpt. At Fiddle Creek, 10 of 20 samples exceeded 3 gpt gold with one sample exceeding 50 gpt gold. Both areas have had historic prospecting but no significant development and much of the ground between these prospects remains unexplored. More geologic fieldwork is planned for the upcoming season to explore for additional gold mineralization between the Monarch and Fiddle Creek zones.

Geology and Mineralization

The McKinley Project is located within the rocks of the Riggins and Seven Devils Groups of the Blue Mountains Island-Arc Complex. The metasediments of the accreted Riggins and Seven Devils Groups are considered to be the source of coarse gold found in the nearby historic placer operations. Mapping and geophysics both suggest major northerly trending fault structures cut these metasediments. Rock alteration consists of carbonization and silicification. Gold mineralization is associated with auriferous pyrite and quartz-carbonate veining.

EASTERN STAR PROJECT

Property Location

The Eastern Star property is located about four miles west of Elk City in central Idaho. It consists of 11 patented lode mining claims acquired by NJMC in 2014 and an additional 45 unpatented lode claims (413 acres) located in 2018. Eastern Star is an early-stage exploration project with no mineral reserves as recognized by the SEC. The property is accessible via improved dirt roads off of Idaho State Highway 14.

Property Ownership

NJMC acquired fee simple title to the 11 patented claims from Premium Exploration Inc. (“Premium”) for $250,818 in 2014. The Company also holds the 45 unpatented lode claims (413 acres) surrounding the core group of patented claims. All of the Eastern Star claims are wholly owned by the Company and not subject to a royalty. The unpatented claims require an annual claim fee payment to the BLM.

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

Present Condition, Work Completed, and Exploration Plans

In 2014, The Company completed mapping, sampling and trenching programs. Company geologists identified several quartz veins that had been exploited by historic prospect pits and small shafts. Surface grab samples from these veins confirmed the widespread presence of high-grade gold within mineralized quartz vein material.

The Company performed an 880-meter trenching program. The channel samples intercepted notable gold mineralization including contiguous samples up to 10.4 meters of 2.25 gpt gold and 6.4 meters of 7.97 gpt gold (which included 4.3 meters of 11.34 gpt gold).

Although no significant work was performed at Eastern Star during the 2015-2018 period, the Company is preparing to resume exploration efforts in 2019. The Company’s exploration objective at Eastern Star is to evaluate its potential for high-grade gold-bearing quartz veins, similar to those that led to historic production and patenting of the mineral claims.

Geology & Mineralization

The Eastern Star property is underlain by extensively weathered, high grade metamorphic rocks such as biotite gneiss and schist, intruded by dikes and sills emanating from the Idaho Batholith. Two types of gold mineralization are present at the Eastern Star property. The first is the large, low-grade, bulk tonnage mineralization associated with the northerly trending Orogrande Shear Zone and the second is the easterly trending high-grade gold quartz veins.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2018, the Company had two citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock currently trades on the OTCQB tier of the OTC Market under the symbol "NJMC" and the Canadian Stock Exchange (“CSE”).

As of March 1, 2019, there were approximately 1,200 shareholders of record of the Company's Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's Common Stock is Nevada Agency Trust 50 West Liberty, Suite 880 Reno, Nevada 89501.

Securities Authorized for Issuance Under Equity Compensation Plans

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,054,500	$0.14	0
Equity compensation plans not approved by security holders	0	0	0
Total	7,054,500	$0.14	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the OTC Market or the CSE Market.

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

For the year ended December 31, 2018 the Company issued 9,608,578 shares of restricted common stock for cash resulting in net proceeds of $1,206,856 and an average net proceed price of $0.126 per share. The transactions were strictly limited to persons in the United States and Canada who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended the safe harbor provided by Regulation S.

For the year ended December 31, 2018 the Company issued 108,000 shares pursuant to the exercise of options at $0.15 per share for $16,200. During the year ended December 31, 2018 the Company issued 1,333,333 shares of common stock for the purchase of the Crown Point property at $0.175 per share for a value of $233,333. The Company did not issue any shares pursuant to the exercise of options or for property in 2017.

During the year ended December 31, 2018, the Company issued 53,286 shares of its common stock valued at $9,059 for professional services. Fair value was based on the trading price of the Company’s stock on the date of each the transaction. The common shares are subject to a hold period of 4 months and 1 day. The Company did not issue any shares for professional services in 2017.

For the year ended December 31, 2017 the Company issued 1,500,000 shares of restricted common stock in exchange for debt owed to a related party at an average net proceed price of $0.11 per share for payment of $160,000 in debt and accrued interest. The Company did not issue any shares for the payment of debt in 2018.

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

Highlights for 2018 include:

•For the year ending December 31, 2018 approximately 31,230 dry metric tonnes (dmt) were processed at the Company’s New Jersey Mill with an average gold head grade of 3.47 grams per tonne gold (gpt).

•NJMC produced a total of 3,400 ounces of gold contained in concentrates.

•Open-pit mining operations progressed from the 1042 bench to the 1012 bench during the year, advancing through the lower-grade material between the Golden Chest and Skookum shoots in the open pit. Mine production averaged 1,250 tonnes per day (ore and waste). A low-grade stockpile was established and contains 55,200 tonnes at an estimated grade of 1.0 gtp gold.

•The Company purchased two diamond core drill rigs for planned exploration and development drilling in the Murray Gold Belt.

•The Company expanded its land holdings the Murray Gold Belt with the addition of the Buckskin Claim Group, Crown Point property lease, Butte Gulch and Potosi properties as well as adding strategic unpatented mining claims and staking the Giant Ledge Claim group. The Company’s Murray Gold Belt patented land position more than doubled now totaling over 1,188 acres of patented and 7,893 acres of unpatented claims.

•Completed the sale of non-core asset, the Toboggan Project, in the Murray Gold Belt for US $3-million, in addition Hecla also participated in a private placement purchasing $500,000 of restricted NJMC common stock for $0.13 per unit.

•Accelerated exploration activities in the Murray Gold Belt, have focused on land acquisition, locating gold mineralization and identifying controlling fault structures.

•Increased overall land position at the Company’s Eastern Star and South Fork projects in Central Idaho where there has been a noticeable increase in activity along the central Idaho Gold Belt over the last two years.

•Reduced debt associated with start-up of operations paying off the forward gold sale and reinvesting in exploration and development for future production at the Golden Chest Mine.

•NJMC completed the first stope cut on the 851 level in mid 2018. Commissioning of the cemented rockfill (CRF) backfill plant was completed during the summer of 2018, and backfilling was completed in the third quarter of 2018. A total of 4,260 tonnes were mined during the startup phase of underground mining operations in 2018.  The average grade of the underground material was 7.0 gpt gold.

•Closed private placements during 2018 for net proceeds of US $1,206,856, which included participation from Hecla Mining Company and a small private placement in Canada.

•The Company’s common shares were approved for listing on the Canadian Securities Exchange (CSE) in the second quarter of 2018.

•Reduced total liabilities $1,039,518 as compared to December 31, 2017.

•The Company added equipment to support the ramp-up of underground production and for the support of core drilling operations.

Results of Operations

Our financial performance for the years ended December 31, 2018 and 2017 is summarized below:

•The Company had a net income of $752,279 compared to a net loss of $22,194 for the same period in 2017.

•Revenue from gold concentrate sales was $3,629,837 for the period ending December 31, 2018 compared to $4,281,571 for the comparable period in 2017. The decrease in revenue from mining operations in 2018 is the result of lower grade mineralized material in the second and third quarter of 2018 as the open pit progressed between the Golden Chest and Skookum shoots.

•Gross loss in 2018 was $726,881 compared to a gross profit of $1,189,027 in 2017 also because of lower grade mineralized material in the second and third quarter of 2018 as the open pit progressed between the Golden Chest and Skookum shoots.

•The consolidated net income included non-cash charges as follows: depreciation and amortization of $367,939 ($156,041 in 2017), amortization of discount on debt, none in 2018 ($44,272 in 2017), accretion of asset retirement obligation of $3,901 ($8,456 in 2017), stock based compensation of $42,020 ($141,407), in 2017 change in fair value of forward gold contracts of $15,984 ($211,461 in 2017), write down of inventory to net realizable value of $19,874 (none in 2017), and gain on sale of mineral property $2,947,862 (none in 2017).

•Net income attributable to New Jersey Mining Company was $830,014 and $39,154 in the years ended December 31, 2018 and 2017, respectively.

•The sale of the Toboggan and Little Baldy properties to Hecla in 2018 resulted in a $2,947,862 gain for the Company as reflected in net income. This sale was not a part of normal operations.

•Pre-development expenses decreased in 2018 compared to 2017 as the underground operations were commenced. Additional pre-development expenses incurred in 2018 were for underground access ramp and stope development.

•Exploration expenses increased in 2018 compared to 2017 as funds became available. These exploration costs were primarily associated with core drilling.

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2018	2017
Operating activities	$(1,415,136)	$337,619
Investing activities	2,146,120	(176,792)
Financing activities	(606,835)	(191,043)
Net change in cash and cash equivalents	124,149	(30,216)
Cash and cash equivalents, beginning of period	124,617	154,833
Cash and cash equivalents, end of period	$248,766	$124,617

The Company is currently producing from the open-pit and underground at the Golden Chest. In addition, during 2017, production generated cash flow from operations of $337,619, cash flow generated from operations in 2018 was negative $1,415,136 as a result of lower grade ores from the open pit and irregular underground production however open pit grade is expected to improve in 2019 along with increased production from underground operations. The Company’s working capital position has improved approximately $533,000 from December 31, 2017 to December 31, 2018. Planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, common stock and warrants sales of $1,391,000 in 2017 and $1,206,856 in 2018 as well as selling a mineral property in 2018 for a net gain of $2,947,862. The Company has utilized the proceeds for equipment purchases, to reduce debt, and ramp up the underground production.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Jersey Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

March XX, 2019

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2018 and 2017  24

Consolidated Statements of Operations for the years ended

December 31, 2018 and 2017  25

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018 and December 31, 2017  26

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017  27

Notes to Financial Statements28-42

New Jersey Mining Company Consolidated Balance Sheets December 31, 2018 and 2017
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$248,766	$124,617
Gold sales receivable	74,673	307,796
Inventories	183,069	245,154
Joint venture receivable	2,051	4,682
Note receivable	150,000	-
Other current assets	103,223	102,361
Total current assets	761,782	784,610

Property, plant and equipment, net of accumulated depreciation	6,567,350	5,890,961
Mineral properties, net of accumulated amortization	2,759,339	2,135,956
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	11,958	30,000
Total assets	$10,638,749	$9,379,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$401,501	$363,810
Accrued payroll and related payroll expenses	58,359	40,710
Notes and interest payable related parties, current portion	47,591	211,829
Notes payable, current portion	217,679	95,988
Forward gold contracts, current portion (Note 14)	-	568,609
Total current liabilities	725,130	1,280,946

Asset retirement obligation	154,292	121,560
Notes and interest payable related parties, long term	189,236	601,082
Notes payable, long term	424,184	176,802
Forward gold contracts, long term (Note 14)	-	351,970
Total long term liabilities	767,712	1,251,414

Total liabilities	1,492,842	2,532,360

Commitments (Notes 6 and 14)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 123,413,569 and 112,310,372 shares issued and outstanding, respectively	17,492,980	15,985,512
Accumulated deficit	(11,420,305)	(12,250,319)
Total New Jersey Mining Company stockholders’ equity	6,072,675	3,735,193
Non-controlling interest	3,073,232	3,112,294
Total stockholders' equity	9,145,907	6,847,487

Total liabilities and stockholders’ equity	$10,638,749	$9,379,847

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations For the Years Ended December 31, 2018 and 2017
	December 31,
	2018			2017
Revenue:
Gold sales		$3,629,837		$4,281,571
Total revenue		3,629,837		4,281,571
Cost of sales
Cost of sales and other direct production costs		3,988,779		2,936,503
Depreciation and amortization		367,939		156,041
Total cost of sales		4,356,718		3,092,544
Gross profit (loss)		(726,881)		1,189,027

Other operating expenses (income):
Pre-development expenses		195,068		234,624
Exploration		467,296		71,851
Gain on sale of mineral property		(2,947,862)		-
Management		155,217		158,248
Professional services		186,304		170,388
General and administrative		392,654		256,403
Total other operating expenses (income)		(1,551,323)		891,514

Income from operations		824,442		297,513

Other (income) expense:
Timber revenue		-		(4,887)
Timber expense		-		6,434
Interest income		(27,511)		(8,746)
Interest expense		83,690		71,103
Change in fair value of forward gold contracts		15,984		211,461
Amortization of discount on note payable		-		44,272
Total other (income) expense		72,163		319,637

Net income (loss)		752,279		(22,124)
Net income (loss) attributable to non-controlling interests		(77,735)		(61,278)
Net income (loss) attributable to New Jersey Mining Company		$830,014		$39,154

Net loss per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic		120,024,534		107,081,969
Weighted average common shares outstanding-diluted		122,339,225		107,940,360

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2018 and 2017
	Common Stock		Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Deficit Attributable to New Jersey Mining Company	Interest	Equity
Balance, December 31, 2016	97,193,704	14,293,105	(12,289,473)	3,142,312	5,145,944
Contribution from non-controlling interest in Mill JV	-	-	-	31,260	31,260
Issuance of common stock for cash net of offering costs	13,616,668	1,391,000	-	-	1,391,000
Issuance of common stock in exchange for related party debt	1,500,000	160,000	-	-	160,000
Stock based compensation relating to options	-	141,407	-	-	141,407
Net income (loss)	-	-	39,154	(61,278)	(22,124)
Balance, December 31, 2017	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487
Contribution from non-controlling interest in Mill JV	-	-	-	38,673	38,673
Issuance of common stock for cash net of issuance costs	9,608,578	1,206,856	-	-	1,206,856
Issuance of common stock for services	53,286	9,059	-	-	9,059
Issuance of common stock for options exercised	108,000	16,200	-	-	16,200
Issuance of common stock for mineral property	1,333,333	233,333	-	-	233,333
Stock based compensation	-	42,020	-	-	42,020
Net income (loss)	-	-	830,014	(77,735)	752,279
Balance, December 31, 2018	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2018 and 2017
	December 31,
Cash flows from operating activities:	2018	2017
Net income (loss)	$752,279	$(22,124)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	367,939	156,041
Amortization of discount on note payable	-	44,272
Accretion of asset retirement obligation	3,901	8,456
Stock based compensation	42,020	141,407
Change in fair value of forward gold contracts	15,984	211,461
Write down of inventory to net realizable value	19,874	-
Gain on sale of mineral property	(2,947,862)	-
Common stock issued for services	9,059	-
Change in operating assets and liabilities:
Gold sales receivable	233,123	(253,477)
Inventories	42,211	(60,830)
Joint venture receivable	2,631	(1,794)
Other current assets	(862)	(27,361)
Accounts payable	37,691	120,687
Accrued payroll and related payroll expenses	17,649	2,849
Interest payable related parties	(10,772)	18,032
Net cash provided (used) by operating activities	(1,415,135)	337,619
Cash flows from investing activities:
Purchases of property, plant and equipment	(317,485)	(144,464)
Purchase of mineral property	(374,438)	(30,394)
Deposit on equipment	(11,958)	(30,000)
Proceeds from sale of mineral property	3,000,000	-
Issuance of note receivable	(250,000)	-
Payment received on note receivable	100,000	58,386
Proceeds from option payment on property	-	15,000
Purchase of reclamation bond	-	(45,320)
Net cash provided (used) by investing activities	2,146,119	(176,792)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,206,856	1,391,000
Cash from exercise of stock options	16,200	-
Payments on forward gold contracts in cash	(185,798)	(357,766)
Gold purchased for payments on forward gold contracts	(257,981)	(319,344)
Principal payments on notes payable	(366,689)	(809,777)
Principal payments on notes and interest payables, related parties	(1,058,096)	(126,416)
Contributions from non-controlling interest	38,673	31,260
Net cash provided (used) by financing activities	(606,835)	(191,043)
Net change in cash and cash equivalents	124,149	(30,216)
Cash and cash equivalents, beginning of year	124,617	154,833
Cash and cash equivalents, end of year	$248,766	$124,617
Supplemental disclosure of cash flow information:
Interest paid in cash	$94,462	$58,941
Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$30,000	-
Shares of common stock and warrants issued in exchange for note and interest payable, related party		$160,000
Equipment purchases financed with notes payable	$735,762	$146,952
Shares of common stock issued for mineral property	$233,333	-
Forward gold contract exchanged for note payable, related party	$492,784	-

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of NJMJV partially owned by other investors is presented as non-controlling interests on the consolidated balance sheets and statements of operations.

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

At December 31, 2018 and December 31, 2017, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2018			December 31, 2017
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

Non-controlling Interests

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings since inception.

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

Revenue Recognition

Gold Revenue Recognition and Receivables-Sales of gold sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of our concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. For sales of dore’ and metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

Gold Revenue Recognition and Receivables, continued-Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 12 for more information on our sales of products.

Other Revenue Recognition-Revenue from harvest of raw timber is recognized when the performance obligation under a contract and transfer of control have both been completed. Sales of timber found on the Company’s mineral properties are not a part of normal operations.

Inventories

Inventories include concentrate inventory and supplies inventory. Concentrate inventory is valued at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, royalties, and milling costs including applicable overhead, depreciation, depletion and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process. Supplies inventory is stated at the lower of cost or estimated net realizable value. At December 31, 2018, inventories consisted of $137,530 in concentrate inventory and $45,539 in supplies inventory. At December 31, 2017, inventories consisted of $219,660 in concentrate inventory and $25,494 in supplies inventory. At December 31, 2018, the Company recognized an expense of $19,874 due to writing down concentrate inventory to net realizable value.

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

During 2018 and 2017, the Company determined fair value on a recurring basis as follows:

	December 31, 2018	December 31, 2017	Fair Value Hierarchy
Liabilities:
Forward gold contracts (Note 14)	-	$(920,579)	2

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, note receivable, notes payable to related parties, and notes payable approximate their fair values.

Concentration

In 2017 and 2018, the Company has sold its gold flotation concentrate product to a concentrate broker, H&H Metals Corp, a related party (see Note 12). In 2018 and 2017 floatation concentrates accounted 91% and 98%, respectively, of all gold sales. The remaining 9% and 2% in 2018 and 2017, respectively, were dore and gold impregnated in carbon sold to DH Fell and SIPI Metals Corp.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2018, stock options of 6,792,000 and warrants of 1,200,000 are included in the calculation of diluted income per share. Excluded from the diluted earnings per share calculation were 262,500 options and 12,900,123 warrants. For the year ended December 31, 2017, stock options of 2,750,000 and warrants of 1,200,000 are included in the calculation of diluted income per share. Excluded from the diluted earnings per share calculation were 4,912,500 options and 8,095,834 warrants. These options and warrants are excluded when the exercise prices were greater than the average trading prices of the Company’s common stock for the respective period.

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

Impairment of Long-Lived Assets

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

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2018 and 2017, the Company had a $103,320 reclamation bond for the Golden Chest Mine.

Stock Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the goods or services received or the fair value of the equity interest issued, whichever is more reliably measurable. The value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 Revenue Recognition, replacing guidance previously codified in Subtopic 605-10 Revenue Recognition-Overall. The new ASU establishes a five step principles-based framework in an effort to significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU No. 2015-14 deferred the effective date of ASU No. 2014-09 until annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASU No. 2014-09 as of January 1, 2018 using the modified-retrospective transition approach.

The Company performed an assessment of the impact of implementation of ASU No. 2014-09, and concluded it does not change the timing of revenue recognition or amounts of revenue recognized compared to how it recognized revenue under previous policies. Revenues involve a very small number of types of contracts and customers. In addition, revenue contracts do not involve multiple types of performance obligations. Concentrate revenues are generally recognized at the time of shipment. Revenues from doré and metals from dore’ are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer.

Concentrate sales involve variable consideration as they are subject to changes in metals prices between the time of shipment and their final settlement. However, the Company is able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the month of settlement, and values are adjusted each period until final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur.

Adoption of ASU No. 2014-09 involves additional disclosures, where applicable, concerning (i) contracts with customers, (ii) significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations and the transaction price, and (iii) assets recognized for costs to obtain or fulfill contracts. See Note 13 for information on our sales of products.

New Jersey Mining Company

Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Accounting Standards Updates Adopted, continued

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update provides guidance on classification of cash receipts and payments related to eight specific issues. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018, and there were no material impacts on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this update as of January 1, 2018, and there were no material impacts on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this update as of January 1, 2018. We will apply the applicable provisions of the update to any future acquisitions.

Accounting Standards Updates to Become Effective in Future Periods

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). The update modifies the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Upon implementation of the new guidance, we will be required to recognize a liability and right-of-use asset for our operating leases. We have elected the transition option to apply the new guidance at the effective date without adjusting comparative periods presented. We have no capital leases at December 31, 2018. Our operating leases, which will be impacted upon adoption, are not significant and we anticipate no material impact upon adoption on January 1, 2019.

3. Going Concern

The Company is currently producing from the open-pit and underground at the Golden Chest. In addition, during 2017, production generated cash flow from operations of $337,619, cash flow generated from operations in 2018 was negative $1,415,136 as a result of lower grade ores from the open pit and irregular underground production however open pit grade is expected to improve in 2019 along with increased production from underground operations. The Company’s working capital position has improved approximately $533,000 from December 31, 2017 to December 31, 2018. Planned production for the next 18 months indicates the trend to improve. The Company has also been successful in raising required capital to commence production and fund ongoing operations, common stock and warrants sales of $1,391,000 in 2017 and $1,206,856 in 2018 as well as selling a mineral property in 2018 for $3,000,000. The Company has utilized the proceeds for equipment purchases, to reduce debt, and ramp up the underground production.

As a result of its planned production, equity sales, and the Company’s ability to meet debt obligations, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

4. Note Receivable

On June 6, 2018, the Company loaned $250,000 to West Materials, Inc. and William J. West (collectively “West”) which bears interest at 8% if the loan goes into default and has a term of fifteen months. Five equal payments are due quarterly with the first two payments received in cash during 2018. For each payment, the Company has the option of receiving payment in cash or 48.45 troy ounces of gold. The Company plans to opt for cash payment unless the price of gold increases to a level where it would be more beneficial. The note receivable is collateralized by a mortgage on the Butte Gulch real property and a related net smelter royalty rights. Also, in 2018, the Company purchased the Butte Potosi mineral property from West (see Note 6).

New Jersey Mining Company

Notes to Financial Statements

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2018 and 2017, consisted of the following:

	2018	2017
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(557,502)	(428,760)
Total mill	4,396,920	4,525,662

Buildings and equipment
Buildings	124,677	80,000
Equipment	1,631,908	593,338
	1,756,585	673,338
Less accumulated depreciation	(453,625)	(222,648)
Total building and equipment	1,302,960	450,690
Land
Bear Creek	266,934	266,934
Little Baldy	-	47,139
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	914,609
Total	$6,567,350	$5,890,961

During the year ended December 31, 2012, a lease agreement was entered into with Hecla Mining Company (“Hecla”) on the Company’s Little Baldy land holding. Under the agreement, Hecla paid $15,000 in 2017 for advanced royalty/lease payments to the Company. The Company recorded this payment as a reduction in the carrying value of the land for the year ended December 31, 2017.

In the second quarter of 2018 the Company sold property including the Little Baldy and Toboggan mineral properties to Hecla Mining Company for $3,000,000. This sale resulted in a net gain of $2,947,862 which was recognized in the second quarter of 2018.

New Jersey Mining Company

Notes to Financial Statements

6. Mineral Properties

Mineral properties are as follows:

	December 31, 2018	December 31, 2017
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,677,972	1,649,142
Crown Point	333,333	-
Butte Potosi	274,440	-
Toboggan	-	5,000
Less accumulated amortization	(24,695)	(16,475)
Total	$2,759,339	$2,135,956

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

Golden Chest

The Golden Chest is an exploration and underground mine project located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at the Golden Chest to a former joint venture partner. Royalty expense of $77,758 and $80,865 was recognized as costs of sales and other direct production costs in the years ended December 31, 2018 and 2017, respectively.

Crown Point

On March 2, 2018, the Company entered into an agreement with J-J Farms LLC and Achievement Holdings LLC (“Crown Point”) to lease a group of patented and unpatented mining claims. The initial payment was 1,333,333 shares of the Company’s restricted common stock valued at $0.175/share for a fair value of $233,333. An additional payment was made in September of 2018 for $100,000 in cash. Per the agreement, future payments for the mineral property are as follows:

•1,333,333 shares of the Company’s common stock on September 30, 2019.

•Cash payments of $100,000 and $200,000 on September 30, 2019 and 2020, respectively.

The Company initially accounted for the agreement as a purchase of the mining claims with a related payment obligation. Upon subsequent review, management determined that the agreement was a mineral lease with an option to purchase which resulted in different accounting for the transaction. The impact of this change in accounting on the Company’s consolidated balance sheets was decreases in both Mineral Properties and Liabilities of approximately $590,000, $590,000 and $500,000 at March 31, 2018, June 30, 2018, and September 30, 2018, respectively. The revision had minimal impact on results from operations as reported in those periods.

Butte Potosi

In the second quarter of 2018, the Company purchased the Butte Potosi property near its Golden Chest mine for $250,440 and a 2% net smelter return on all ores mined and shipped from the property. The Company incurred an additional $24,000 to improve access to the property. This property consists of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights.

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

The Little Baldy prospect which was a part of the Toboggan project was under lease to Hecla Mining Company (“Hecla”). The lease had a 20-year term and called for annual payments to the Company of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. In the second quarter of 2018 which was the seventh year of the lease the Company sold property including the Little Baldy and Toboggan to Hecla Mining Company for $3,000,000. This sale resulted in a net gain of $2,947,862 which was recognized in the second quarter of 2018.

New Jersey Mining Company

Notes to Financial Statements

7. Notes Payable

At December 31, 2018 and 2017 notes payable are as follows:

	2018	2017
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$31,319	$35,416
Property, 120 month note payable, 11.0% interest rate payable monthly, remaining principal of note due in one payment at end of term in March 2021, monthly payments of $1,124, paid in full in May 2018	-	91,155
Tailings pump, 35 month note payable, 17.5% interest rate payable monthly through May of 2018, monthly payments of $3,268	-	14,641
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May of 2019, monthly payments of $6,020	31,657	97,126
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	27,616	34,452
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January 2019, monthly payments of $10,874	10,802	-
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	152,125	-
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	89,199	-
2018 pick-up truck, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	36,230	-
2008 pick-up truck, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	24,798	-
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of $5,000	34,085	-
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	179,552	-
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	24,480	-
Total notes payable	641,863	272,790
Due within one year	217,679	95,988
Due after one year	$424,184	$176,802

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of debt at December 31, 2018 are as follows:

Note
2019	$217,679
2020	118,776
2021	128,506
2022	112,302
2023	60,738
Thereafter	3,862
Total	$641,863

New Jersey Mining Company

Notes to Financial Statements

8. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Balance at January 1	$121,560	$72,218
Accretion expense	3,901	8,456
Revision of estimated reclamation costs	28,831	40,886
Balance at December 31	$154,292	$121,560

During the years ended December 31, 2018 and 2017, the obligations for the Golden Chest and New Jersey mill properties were revised in consideration of additional disturbance activity and timing of future reclamation. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

9. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent). As of December 31, 2018 and 2017, an account receivable existed with the Mill Joint Venture from Crescent for $2,051 and $4,682, respectively. To date, no ore has been processed under this joint venture arrangement.

Butte Highlands Joint Venture

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the joint venture. Under the agreement, Highland will fund all future project exploration and mine development costs. The Agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the joint venture’s activities, it will account for its investment on a cost basis. The Company purchased the interest in the BHJV to provide additional opportunities for exploration and development and expand the Company’s mineral property portfolio.

New Jersey Mining Company

Notes to Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 due availability of net operating losses in both 2018 and 2017. In addition, net deferred tax assets are offset by a full valuation allowance.

At December 31, 2018 and 2017, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected blended federal and state tax rate of 27%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset has been established at December 31, 2018 and 2017.

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

The significant components of net deferred tax assets at December 31, 2018 and 2017 were as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets
Net operating loss carry forward	$3,388,000	$2,909,200
Mineral properties	455,200	620,500
Asset retirement obligation	4,400	6,500
Stock based compensation	167,900	156,600
Derivative contracts	-	136,500
Discount on note payable	-	42,000
Other	7,150	-
Total deferred tax assets	4,022,650	3,871,300
Valuation allowance	(2,990,350)	(3,198,800)
	1,032,300	672,500
Deferred tax liabilities
Acquisition of mineral interest	(60,500)	(60,500)
Property, plant, and equipment	(971,800)	(612,000)
Total deferred tax liabilities	(1,032,300)	(672,500)
Net deferred tax assets	$0	$0

At December 31, 2018 the Company had net operating loss carry forwards of approximately $12,600,000 for both federal and state purposes, $11,100,000 of which expire between 2020 through 2037. The remaining balance of $1,500,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 differ from the statutory rate of 21% in 2018 and 35% in 2017 as follows:

	December 31, 20182018	December 31, 2017
Provision (benefit) at statutory rate for the period	$158,000	$(7,700)
State taxes, net of federal taxes	44,000	(1,100)
Adjustment of prior year tax benefit to actual	6,450	(36,400)
Change in federal tax rate	-	(1,558,400)
Increase (decrease) in valuation allowance	(208,450)	1,513,200
Total provision (benefit)	$0	$0

We are open to examination of our income tax filings in the United States and state jurisdictions for the 2016 through 2018 tax years. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

New Jersey Mining Company

Notes to Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2018 and 2017. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2018 or 2017.

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

The Company offered an additional private placement in March 2017. The private placement was for 4,250,000 units, each unit consisting of two shares of the Company’s stock and one stock purchase warrant with each warrant exercisable for one share of the Company’s stock at $0.20 through April 2020. No commission was paid with this private placement. Proceeds were $750,000 in cash and $100,000 exchanged for a note and interest payable to the Company’s president, John Swallow. The Company’s concentrate broker, H&H Metals Corp., who purchases the Company’s gold flotation concentrate product, participated in this private placement purchasing 1,250,000 units for $250,000.

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

On March 2, 2018, the Company entered into an agreement with J-J Farms LLC and Achievement Holdings LLC (“Crown Point”) to lease a group of patented and unpatented mining claims. The initial payment was 1,333,333 shares of the Company’s restricted common stock valued at $0.175/share. Fair value was based on the trading price of the Company’s stock on the date of the transaction.

In the first and second quarters of 2018, the Company offered private placements. Under the private placements, the Company sold 8,858,578 units for net proceeds of $1,107,571. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months.

In 2018, the Company issued 108,000 shares of common stock pursuant to the exercise of stock purchase options at $0.15 per share for $16,200 cash.

In the fourth quarter of 2018, the Company offered a private placement. Under the private placement, the Company sold 750,000 units for net proceeds of $99,285. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at CDN$0.25 (USD $0.18) for 48 months. These warrants were initially sold with an exercise price that was not in the Company’s functional currency of the U.S. dollar. The Company did not account for the warrants as derivatives at December 31, 2018 as it was not considered material to the consolidated financial statements. In 2019, the Company plans to amend the exercise price of the warrants to be stated in U.S. dollars to avoid accounting for the warrants as a derivative.

During the year ended December 31, 2018, the Company issued 53,286 shares of its common stock valued at $9,059 for professional services. Fair value was based on the trading price of the Company’s stock on the date of the transaction.

New Jersey Mining Company

Notes to Financial Statements

11. Equity, continued

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the year ended December 31, 2018 and 2017 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2016	10,737,500	$0.10-0.20
Issued in connection with private placements	7,558,334	0.20
Expired	(9,000,000)	0.15-0.20
Balance December 31, 2017	9,295,834	$0.10-0.20
Issued in connection with private placements	4,804,289	0.18-0.22
Balance December 31, 2018	14,100,123	$0.10-0.22

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
2,506,212	$0.22	March 30, 2020
1,923,077	$0.22	April 20, 2020
375,000	$0.18	December14, 2023
14,100,123

Stock Options

In April 2014, the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

In 2016, 2,750,000 options were granted to management, directors, consultants, and employees of the Company. Of these options 1,225,000 vested in the fourth quarter of 2016 and the remaining 1,525,000 vested in 2017. The options expire three years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Compensation cost of $268,032 is associated with the options. Of this, $151,143 was recognized in 2016, and $116,889 was recognized in 2017.

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vested in 2018. The options had a fair value of $66,539 which is being recognized ratably over the vesting period. Compensation cost of $24,519 was recognized in 2017. The remaining compensation cost of $42,020 was recognized in 2018. No additional options were granted in 2018 and there is no unrecognized compensation at December 31, 2018.

Total compensation cost for granted options of $42,020 and $141,407 was recognized in the years ended December 31, 2018 and 2017, respectively.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

For the Year Ended December 31, 2017
Weighted average fair value	$0.10
Options issued	662,500
Exercise price	$0.15 to $0.18
Expected term (in years)	3.0
Risk-free rate	1.48% to 1.98%
Volatility	135.7 to 142.3%

New Jersey Mining Company

Notes to Financial Statements

11. Equity, continued

	Number of Options	Exercise Prices
Balance January 1, 2017	7,500,000	0.10-0.15
Issued	662,500	0.15-0.18
Expired	(500,000)	0.10
Balance December 31, 2017	7,662,500	0.10-0.18
Exercised	(108,000)	0.15
Expired	(500,000)	0.10
Balance December 31, 2018	7,054,500	0.10-0.18

Exercisable at December 31, 2018	7,054,500	$0.10-0.18

At December 31, 2018, the stock options have an intrinsic value of approximately $180,420 and have a weighted average remaining term of 1.37 years.

12. Related Party Transactions

At December 31, 2018 and 2017, the Company had the following notes and interest payable to related parties:

	December 31, 2018	December 31, 2017
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$14,696	$68,299
John Swallow, Company president, 5% interest, monthly payments of $5,834 with balloon payment of $387,904 in February 2019	-	441,163
John Swallow, Company president, 5% interest, principal and interest due February 2019	-	192,677
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $183,559 in February 2020	222,131	-
Margaret Bathgate, shareholder, 5% interest, principal and interest due January 2018	-	100,000
	236,827	802,139
Accrued interest payable		10,772
Total	236,827	812,911
Current portion	47,591	211,829
Long term portion	$189,236	$601,082

Related party interest expense for the years ending December 31, 2018 and 2017 was $40,624 and $53,864, respectively. At December 31, 2018, $47,591 of related party debt is payable in 2019 and the remaining $189,236 is payable in 2020. On January 1, 2018, Ophir Holdings, LLC converted its gold forward contract (see Note 14) to a conventional debt structure at 6% interest.

During the years ended December 31, 2018 and 2017, the Company paid $40,500 and $10,500, respectively, to the Company’s chairman of the board, Del Steiner for consulting purposes.

As of December 31, 2018 and 2017, gold sales receivable from H&H Metals, who owns 4% of the Company’s outstanding common stock, were $74,673 and $307,796, respectively. Concentrate sales to H&H Metals were $3,305,731 and $4,200,211, during the years ended December 31, 2018 and 2017, respectively.

13. Sales of Products

Our products consist of both gold floatation concentrates which we sell to a broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

New Jersey Mining Company

Notes to Financial Statements

13. Sales of Products, continued

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2018, metals contained in concentrates and exposed to future price changes totaled 288 ounces of gold.

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

For sales of doré and of metals from doré the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Gold	$3,971,567	$4,518,152
Silver	11,584	16,315
Less: Smelter and refining charges	(353,314)	(252,896)
Total	$3,629,837	$4,281,571

Sales by significant product type for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Concentrate sales to H&H Metal	$3,305,731	$4,200,211
Dore’ sales to refineries	324,106	81,360
Total	$3,629,837	$4,281,571

At December31, 2018 and 2017, our gold sales receivable balance related to contracts with customers of $74,673 and $307,796, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of December 31, 2018 or 2017.

New Jersey Mining Company

Notes to Financial Statements

14. Forward Gold Contracts

On July 13, 2016, the Company entered into a forward gold contract with Ophir Holdings LLC, (“Ophir”) a company owned by three of the Company’s officers, for net proceeds of $467,500 to fund startup costs at the Golden Chest. The contract called for the Company to deliver a total of 500 ounces of gold to the purchasers with quarterly payments equivalent to $25,000 in ounces starting February 1, 2017. The equivalent of 80.5 ounces were delivered to Ophir in 2017. On January 1, 2018, Ophir agreed to convert their Forward Gold Contract which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,784 to a conventional debt structure at 6% interest (see Note 12).

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

The gold to be delivered does not need to be produced from the Golden Chest property. In addition, the counterparties can request cash payment instead of gold ounces for each quarterly payment. The cash payments are based on average gold prices for the applicable quarter. The contracts are accounted for as derivatives requiring their value to be adjusted to fair value each period end. The change in balance for the forward gold contracts for the year ended December 31, 2018 and 2017 is as follows:

	2018	2017
Beginning balance	$920,579	$1,386,228
Conversion to note payable	(492,784)	-
Payments in cash	(185,798)	(357,766)
Payments in gold purchased by the Company	(257,981)	(319,344)
Change in fair value	15,984	211,461
Ending balance	$-	920,579
Current	-	568,609
Long term	-	$351,970

The fair value was calculated using the market approach with Level 2 inputs for forward gold contract rates and a discount rate of 10%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	73	Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to 1/10/17 CEO and 8/29/2013 to present Chairman
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	52	Chief Executive Officer/ President & Director	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	49	Vice President & Director	7/18/1996 to present
Kevin Shiell 201 N. Third Street Cœur d’Alene, ID 83814	60	Director	1/10/17 to present
Robert Morgan 1335 Cooper St. Missoula MT 59802	52	Vice President	1/16/2018 to present
Monique Hayes 4159 E. Mullan Trail Rd Coeur d’Alene, ID 83814	53	Secretary	11/20/16 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Executive Officers and Key Employees

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

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for New Jersey Mining Company since 1996 and worked for Newmont Mining previously. Currently, he supervises the mining operation at the Golden Chest Mine including the operation of the New Jersey Mill. He has experience with permitting, exploration, open pit and underground mining as well as mineral processing. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s day to day operations, and industry expertise qualifies him to sit on the Board of the Company.

Kevin Shiell has more than 35 years of operating and management experience in the mining and mineral processing industries, primarily in Montana, Idaho and Nevada. He has held executive leadership positions at several public companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MDM Gold, and various mine supervisory positions at Hecla Mining Company. Mr. Shiell is currently the General Manager of the Hollister and Midas Gold Mines which are owned and operated by Hecla Mines. He brings vast operational knowledge and management experience at a transformational time in the Company’s development.

Robert Morgan has served as the Vice President Exploration of the Company since January 2018. Mr. Morgan has over 21 years of exploration experience, including 19 years focused on gold exploration, of which 11 years were in Northern Idaho and Montana. Mr. Morgan has worked for some of the world's leading gold exploration and mining companies including Newmont and ASARCO throughout the western United States, Alaska and South America. He is practiced in designing, implementing and managing large exploration programs for gold, silver, base metals and rare earth elements. His technical work has included geologic mapping, logging of drill holes, compilation and interpretation of multiple data sets for target identification. Mr. Morgan earned his Bachelor of Science degree in geology from California State University at Chico. He has an extensive environmental background with emphasis on wetlands and water management. Mr. Morgan is a registered professional geologist with the State of Idaho and Professional Land Surveyor registered with the State of Montana.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2018, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President and Chief Executive Officer, Delbert Steiner, the Company’s former Chief Executive Officer and current Chairman of the Board Grant Brackebusch, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion(4) ($)	Total ($)
Delbert Steiner(2)	2018	-	1,500	-	-	-	-	39,000	40,500
Executive Chairman	2017	14,750	-	-	10,626	-	-	-	25,376
John Swallow	2018	45,000	5,000	-	-	-	-	-	50,000
President & Chief Executive Officer	2017	-	-	-	10,626	-	-	-	10,626
Grant Brackebusch	2018	120,000	5,000	-	-	-	-	-	125,000
Vice President	2017	120,000	-	-	10,626	-	-	-	130,626
Robert Morgan(3)	2018	60,480	5,000	-	-	-	-	24,992	90,472
Vice President	2017	-	-	-	5,133	-	-	27,681	32,814

(1)Stock Awards and Options Awards include fees earned as Directors. The Company has valued all Stock Awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718. The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors to a level competitive with other mining companies of similar size with similar types of operations. The executive stock compensation is for services as directors.

(2)Mr. Steiner resigned as Chief Executive Officer on January 10, 2017, but remained as Chairman of the Board.

(3)Mr. Morgan was appointed as Vice President of Exploration on January 16, 2018.

(4)Mr. Steiner in 2018 and Mr. Morgan in 2017 and 2018 were paid consulting fees for work completed for the Company.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2018, 4,750,000 Options were vested and outstanding to directors Grant Brackebusch, Del Steiner, John Swallow, and Kevin Shiell.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kevin Shiell	2018	-	-	-	-	-	-	-	-
Director	2017	-	-	-	10,626	-	-	-	10,626

In 2017, Option Awards were issued to the Directors for service as directors of the Company, no Option Awards were issued in 2018. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2019 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	19,127,003 (a)	13.23%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	7,940,354	5.49%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	19,127,003 (a)	13.23%
Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	2,650,000 (b)	1.83%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	2,706,093 (c)	1.87%
Common	Kevin Shiell 201 N. Third St. Cœur d’Alene, ID 83814	1,150,000 (d)	0.80%
Common	Rob Morgan 1335 Cooper St. Missoula MT 59802	300,000 (e)	0.21%
Common	Monique Hayes 4159 E. Mullan Trail Coeur d’Alene, Idaho 83814	294,800 (f)	0.20%
Common	All Directors and Executive Officers as a group (6 individuals)	26,227,896	18.14%

(1) Based upon 123,413,569 outstanding shares of common stock 14,100,123 warrants, and 7,054,500 vested options at March 1, 2019.

a)Consists of 16,477,003 shares of common stock, presently exercisable options to purchase 1,500,000 shares and presently exercisable warrants to purchase 1,150,000 shares.

b)Consists of 1,150,000 shares of common stock, presently exercisable options to purchase 1,500,000 shares.

c)Consists of 1,156,093 shares of common stock, presently exercisable options to purchase 1,500,000 shares and presently exercisable warrants to purchase 50,000 shares.

d)Consists of 600,000 shares of common stock, presently exercisable options to purchase 250,000 shares and presently exercisable warrants to purchase 300,000 shares.

e)Consists of 150,000 shares of common stock, presently exercisable options to purchase 150,000 shares.

f)Consists of 144,000 shares of common stock, presently exercisable options to purchase 150,000 shares.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 30, 2016, 1,150,000 options were granted to management, 575,000 options vested immediately and the remaining 575,000 vested 2017. The options expire 3 years after their grant date. Each option allows the holder to purchase one share of the Company’s stock at $0.15 prior to expiration. Compensation cost of $112,086 is associated with the options. Of this, $63,205 was recorded as general and administrative expense in 2016. The remaining unrecognized compensation cost of $48,881 was recognized in 2017.

These options that were awarded in 2017 and 2016 were for compensation as directors and corporate secretary of the Company and were recorded as management fees of $63,205 and $48,881 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2018 and December 31, 2017 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $45,334 and $45,454 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$4,500 in 2018 and $5,600 in 2017 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

The Company incurred $2,450 and $11,660 in 2018 and 2017, respectively, for fees related to the Company’s Canadian stock exchange listing and reporting. No other fees were incurred during the last two fiscal years for products and services rendered by the Company’s principal accountant.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.10****

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018, reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018 and filed herewith.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.10

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018, reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018 and filed herewith.

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

**Filed July 2, 2014

***Filed March 31, 2015.

****Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: April 1, 2019By /s/ JOHN SWALLOW

                                           John Swallow, President, Chief Executive Officer

Date: April 1, 2019          By /s/ GRANT A. BRACKEBUSCH

                                           Grant A. Brackebusch, Vice President, Chief Financial Officer