Form 10-K/A
period 2018-12-31
NEW JERSEY MINING CO
filed 2019-04-05
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 amends the Annual Report on Form 10-K of New Jersey Mining Company (the “Company”) for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 1, 2019 (the “Original Filing”). Subsequent to the filing of the Original Filing, the Company identified that the date on the audit report was incorrect and should have been dated March 25, 2019.  The sole purpose of this Amendment is to correct the date on the audit report with the final version.

This Amendment No. 1 consists of a cover page, this Explanatory Note, the dated audit report and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend, modify, update, or change any other information contained in the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as Exhibits to this Amendment No. 1, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Spokane, Washington

March 25, 2019

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.10

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018, reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018 and incorporated by reference to the Company’s Form 10K as filed with the Securities and Exchange Commission on April 1, 2019.

14*	Code of Ethical Conduct.
21	Subsidiaries of the Registrant
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(i)	Audit Committee Pre-Approval Policies.-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

101.INS*****	XBRL Instance Document
101.SCH*****	XBRL Taxonomy Extension Schema Document
101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with the Registrant’s Form 10 on June 4, 2014.

**Filed July 2, 2014

***Filed March 31, 2015.

****Filed herewith.

*****Filed with the Registrant’s Form 10K on April 1, 2019.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: April 4, 2019By /s/ JOHN SWALLOW

                                           John Swallow, President, Chief Executive Officer

Date: April 4, 2019          By /s/ GRANT A. BRACKEBUSCH

                                           Grant A. Brackebusch, Vice President, Chief Financial Officer