Form 10-Q
period 2019-03-31
NEW JERSEY MINING CO
filed 2019-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Yes [  ] No [X]

On May 1, 2019, 123,413,569 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2019

PART I-FINANCIAL INFORMATION3

Item 1: CONSOLIDATED FINANCIAL STATEMENTS3

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS14

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK15

Item 4: CONTROLS AND PROCEDURES15

PART II - OTHER INFORMATION15

Item 1. LEGAL PROCEEDINGS15

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.15

Item 3. DEFAULTS UPON SENIOR SECURITIES15

Item 4. MINE SAFETY DISCLOSURES16

Item 5. OTHER INFORMATION16

Item 6.  EXHIBITS17

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited) March 31, 2019 and December 31, 2018
ASSETS
	March 31, 2019	December 31, 2018

Current assets:
Cash and cash equivalents	$22,725	$248,766
Gold sales receivable	165,401	74,673
Inventories	203,576	183,069
Joint venture receivable	2,357	2,051
Note receivable	150,000	150,000
Other current assets	146,917	103,223
Total current assets	690,976	761,782

Property, plant and equipment, net of accumulated depreciation	6,489,442	6,567,350
Mineral properties, net of accumulated amortization	2,756,462	2,759,339
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	11,958
Total assets	$10,475,200	$10,638,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$534,916	$401,501
Accrued payroll and related payroll expenses	73,011	58,359
Notes payable related parties, current portion	33,391	47,591
Notes payable, current portion	176,171	217,679
Total current liabilities	817,489	725,130

Asset retirement obligation	156,510	154,292
Notes payable related parties, long term	180,700	189,236
Notes payable, long term	395,359	424,184
Total long term liabilities	732,569	767,712

Total liabilities	1,550,058	1,492,842

Commitments (Note 8)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2019-123,413,569 shares and December 31, 2018-123,413,569 shares issued and outstanding	17,492,980	17,492,980
Accumulated deficit	(11,625,709)	(11,420,305)
Total New Jersey Mining Company stockholders’ equity	5,867,271	6,072,675
Non-controlling interest	3,057,871	3,073,232
Total stockholders' equity	8,925,142	9,145,907

Total liabilities and stockholders’ equity	$10,475,200	$10,638,749

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2019 and 2018
		March 31
	2019	2018
Revenue:
Gold sales		$1,144,675		$1,101,391
Total revenue		1,144,675		1,101,391

Costs of Sales:
Cost of sales and other direct production costs		955,793		1,025,719
Depreciation and amortization		128,951		69,061
Total costs of sales		1,084,744		1,094,780
Gross profit		59,931		6,611

Other operating expenses (income):
Pre-development expense		65,567		-
Exploration		72,882		99,232
Management		37,815		21,802
Professional services		56,007		66,577
General and administrative		49,296		51,082
Total other operating expenses (income)		281,567		238,693
Operating income (expense)		(221,636)		(232,082)

Other (income) expense:
Interest income		(14,952)		(1,597)
Interest expense		16,438		25,342
Change in fair value of forward gold contracts		-		10,019
Total other (income) expense		1,486		33,764

Net income (loss)		(223,122)		(265,846)
Net loss attributable to non-controlling interest		(17,718)		(12,607)
Net income (loss) attributable to New Jersey Mining Company		$(205,404)		$(253,239)

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic and diluted		123,413,569		113,018,469

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three Months Ended March 31, 2019 and 2018
	Common Stock		Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Deficit Attributable to New Jersey Mining Company	Interest	Equity
Balance, January 1, 2018	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487
Contribution from non-controlling interest in Mill JV	-	-	-	5,400	5,400
Issuance of common stock for cash net of offering costs	5,012,423	607,571	-	-	607,570
Issuance of common stock for property	1,333,333	233,333	-	-	233,333
Stock based compensation relating to options	-	16,634	-	-	16,635
Net income (loss)	-	-	(253,239)	(12,607)	(265,846)
Balance, March 31, 2018	118,656,128	$16,843,050	$(12,503,558)	$3,105,087	$7,444,579

Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2019 and 2018
	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(223,122)	$(265,846)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	128,951	69,061
Accretion of asset retirement obligation	2,218	4,031
Stock based compensation	-	16,635
Change in fair value of forward gold contracts	-	10,019
Change in operating assets and liabilities:
Gold sales receivable	(90,728)	211,984
Inventories	(20,507)	(58,162)
Joint venture receivable	(306)	(718)
Other current assets	(43,696)	(27,811)
Accounts payable and other accrued liabilities	133,415	(10,672)
Accrued payroll and related payroll expenses	14,652	1,779
Interest payable to related parties	-	3,659
Net cash provided (used) by operating activities	(99,121)	70,265

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,208)	(182,634)
Purchase of mineral property	-	(7,179)
Net cash provided (used) by investing activities	(36,208)	(189,813)

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	607,570
Payments on forward gold contracts	-	(62,900)
Gold purchased for payments on forward gold contracts	-	(84,214)
Principal payments on notes payable	(70,333)	(48,871)
Principal payments on notes payable, related parties	(22,736)	(42,852)
Contributions from non-controlling interest	2,357	5,400
Net cash provided (used) by financing activities	(90,712)	374,133

Net change in cash and cash equivalents	(226,041)	254,585
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$22,725	$379,202

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	-	$30,000
Note payable for equipment purchase	-	$125,000
Forward gold contract exchanged for note payable, related party	-	$492,783
Shares of common stock issued for mineral property	-	$233,333

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 4 for more information on our sales of products.

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

At March 31, 2019 and December 31, 2018, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

1.The Company and Significant Accounting Policies, Continued

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2019 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

2.Going Concern

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019 the Company increase production by 40 percent as more ore became available from the open pit and underground which is expected to improve cash flows from operations. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and additional debt. As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3. Inventories

At March 31, 2019 and December 31, 2018, the Company’s inventories consisted of the following:

	March 31, 2019	December 31, 2018

Gold concentrate	$180,850	$137,530
Materials and supplies	22,726	45,539
Total	$203,576	$183,069

At March 31, 2019, gold concentrate inventory is carried at allocated production costs as it is lower than estimated net realizable value based on current metal prices.

4. Sales of Products

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

4. Sales of Products, continued

Judgment is required in identifying the performance obligations for our concentrate sales. We have determined that the individual performance obligation is satisfied at a point in time when control of the concentrate is transferred to H&H Metal which is when H&H Metal pays us the first provisional payment on the concentrate based on contractual terms.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2019, metals contained in concentrates and exposed to future price changes totaled 1,375 ounces of gold.

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

Sales of products by metal for the three month periods ended March 31, 2019 and 2018 were as follows:

	March 31
	2019	2018

Gold	$1,241,539	$1,208,904
Silver	2,510	3,973
Less: Smelter and refining charges	(99,374)	(111,486)
Total	$1,144,675	$1,101,391

Sales by significant product type for the three month periods ended March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018

Concentrate sales to H&H Metal	$1,133,898	$824,029
Dore’ sales to refinery	10,777	277,362
Total	$1,144,675	$1,101,391

At March 31, 2019 and December 31, 2018, our gold sales receivable balance related to contracts with customers of $165,401 and $74,673, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of March 31, 2019 or December 31, 2018.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At March 31, 2019 and December 31, 2018, the Company had the following note and interest payable to related parties:

	March 31, 2019	December 31, 2018
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$-	$14,696
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $148,285 in February 2021	214,091	222,131
	214,091	236,827
Total	214,091	236,827
Current portion	(33,391)	(47,591)
Long term portion	$180,700	$189,236

Related party interest expense for the three month periods ended March 31, 2019 and 2018 is as follows:

March 31
2019	2018
$3,589	$18,097

Future principal payments of related party notes payable at March 31, 2019 are as follows:

12 months ended March 31,
2020	$33,391
2021	180,700
Total	$214,091

During the three month periods ended March 31, 2019 and 2018, the Company paid $3,000 per month to the Company’s chairman of the board, Del Steiner for consulting purposes.

As of March 31, 2019, and December 31, 2018, gold sales receivable from H&H Metals, who owns 4% of the Company’s outstanding common stock, were $165,401 and $74,673, respectively. Concentrate sales to H&H Metals were $1,133,898 and $824,029, during the quarters ended March 31, 2019 and 2018, respectively.

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2019 and December 31, 2018, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,357 and $2,051, respectively, for shared operating costs as defined in the JV agreement.

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

7.Earnings per Share

For the three month periods ending March 31, 2019 and 2018, all outstanding stock options (Note 12) and warrants (Note 11) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(602,276)	(557,502)
Total mill	4,352,146	4,396,920

Building and equipment
Buildings	124,677	124,677
Equipment	1,680,074	1,631,908
	1,864,751	1,756,585
Less accumulated depreciation	(534,925)	(453,625)
Total building and equipment	1,269,826	1,302,960

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$6,489,442	$6,567,350

9.Mineral Properties

Mineral properties at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,677,972	1,677,972
Crown Point	333,333	333,333
Butte Potosi	274,440	274,440
Less accumulated amortization	(27,572)	(24,695)
Total	$2,756,462	$2,759,339

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At March 31, 2019 and December 31, 2018, notes payable are as follows:

	March 31, 2019	December 31, 2018
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$30,268	$31,319
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May 2019, monthly payments of 6,020	14,245	31,657
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	25,509	27,616
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January 2019, monthly payments of $10,874	-	10,802
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	145,425	152,125
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	83,505	89,199
2018 pick-up, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	34,933	36,230
2008 pick-up, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	23,660	24,798
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of 5,000	19,671	34,085
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	171,305	179,552
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	23,009	24,480
Total notes payable	571,530	641,863
Due within one year	176,171	217,679
Due after one year	$395,359	$424,184

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2019 are as follows:

12 months ended March 31,
2020	$176,171
2021	121,133
2022	129,011
2023	105,110
2024	38,273
2025	1,832
Total	$571,530

11. Stockholders’ Equity

The Company offered a private placement in the first quarter of 2018. The private placement was for 5,012,423 units, each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months. The Company sold 5,012,423 units for net proceeds of $607,570.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2017	9,295,834	0.10-0.20
Issued in connection with private placements	4,804,289	0.18-0.22
Balance December 31, 2018 and March 31, 2019	14,100,123	$0.10-0.22

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

11. Stockholders’ Equity, continued

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,200,000	$0.10	August 11, 2019
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
4,429,289	$0.22	March 30, 2020
375,000	$0.18	December 14, 2023
14,100,123	-	-

12. Stock Options

Stock based compensation costs are included in management, production, exploration, and general and administrative expenses where applicable. No options were issued in 2018 or the first quarter of 2019.

	Number of Options	Exercise Prices
Balance December 31, 2017	7,662,500	0.10-0.18
Expired	(500,000)	0.10
Issued	(108,000)	0.15
Balance December 31, 2018 and March 31, 2019	7,054,500	0.10-0.18
Exercisable at March 31, 2019	7,054,500	$0.10-0.18

At March 31, 2019, outstanding stock options have a weighted average remaining term of approximately one year and an intrinsic value of approximately $248,340.

13. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018

Balance at beginning of period	$154,292	$121,560
Accretion expense	2,218	4,013
Revision of estimated reclamation costs	-	10,771
Balance at end of period	$156,510	$136,344

The estimated retirement obligation costs were discounted using credit adjusted, risk-free interest rate of 6.0% from the time the obligation was incurred to the time management expects to pay the retirement obligations.

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

Highlights during the first quarter of 2019 include:

• For the quarter ending March 31, 2019 approximately 11,550 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 3.20 grams per tonne (gpt) with gold recovery of 87.1%. A five-day mill schedule was started in March which has increased monthly mill production by approximately 40%. Gold sales for the quarter were 960 ounces.

•Open pit mining progressed from the 1012 bench to the 1009 bench. More mill feed has been mined per bench as mining has progressed to the Skookum shoot area of the vein. Open pit mine production averaged 1,040 tonnes per day (mineralized material and waste).

•Underground mining focused on access development for the 857 stope along with mining of the 848 stope. The 848 north stope advanced significantly during the quarter and the 848 south stope was started. The average grade of the 848 north stope has been encouraging with a grade of 8.50 gpt gold for over 100 meters of strike.

•Focused drilling on the Skookum area of the Golden Chest for a possible expansion of the underground mining operation, as well as resource expansion drilling to the south in the Paymaster and Joe Dandy areas.

•NJMC’s core rig was used for development drilling in support of underground operations at the Golden Chest. Two drillholes, totaling 257 meters, successfully intercepted the Idaho Fault and associated gold-quartz veins in front of the 857 stope.

•A core hole, called the “layback” hole was completed to evaluate the potential for pit expansion to the north. The drilling intercepted a large interval of potentially bulk-mineable gold mineralization adjacent to the open pit. GC 18-175 returned 1.0 g/t gold over 33.6 meters true thickness starting from a depth of 40.7 meters below ground surface including 3.26 g/t over 3.7 meters just below the Idaho Fault.

•Exploration drilling intercepted high-grade gold mineralization in the Paymaster Shoot. Drillhole GC 18-176 returned 39.5 g/t gold over 0.41 meters from a depth of 89.5 meters, and 25.7 g/t gold over 0.49 meters from 124.1 meters. Drillhole GC 18-177 returned 18.2 g/t gold over 0.55 meters from a depth of 95.8 meters, and 70.3 g/t gold over 0.36 meters from 114.9 meters. All reported intervals are the true thickness of the vein.

Results of Operations

Our financial performance during the quarter are summarized below:

•The Company had a net loss of $223,122 in the three months ending March 31, 2019 compared to a net loss of $265,846 in 2018.

•Revenue was $1,144,675 for the three month period ending March 31, 2019 compared to $1,101,391 for the comparable period in 2018.

•The consolidated net income for the first three months included non-cash charges as follows: depreciation and amortization of $128,951 ($69,061 in 2018), accretion of asset retirement obligation of $2,218 ($4,031 in 2018), stock based compensation of $16,635 in 2018, none in 2019, and change in fair value of forward gold contracts of $10,019 in 2018, none in 2019.

•Net loss attributable to New Jersey Mining Company was $205,404 and $253,239 in the three months period ended March 31, 2019 and 2018 respectively.

Financial Condition and Liquidity

	For the Three Months Ended March 31,
Net cash provided (used) by:	2019	2018
Operating activities	$(99,121)	$70,265
Investing activities	(36,208)	(189,813)
Financing activities	(90,712)	374,133
Net change in cash and cash equivalents	(226,041)	254,585
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$22,725	$379,202

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019 the Company increase production by 40 percent as more ore became available from the open pit and underground which is expected to improve cash flows from operations. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and additional debt. As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2019, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2019, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2019.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first quarter of 2018 the Company issued 5,012,423 shares of unregistered common stock at $0.13 per share for net proceeds of $607,570 net of commission and brokerage costs as a result of a private placement offering. No shares were issued in the first quarter of 2019.

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

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2019, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date May 15, 2019

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: May 15, 2019