Form 10-Q
period 2019-06-30
NEW JERSEY MINING CO
filed 2019-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-28837

NEW JERSEY MINING COMPANY

(Exact name of Registrant as specified in its charter)

Idaho	82-0490295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 N. Third Street, Coeur d’Alene, ID 83814

(Address of principal executive offices)

Registrant’s telephone number:  (208) 625-9001

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	NJMC	OTCQB

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Small Reporting Company ☒ Emerging Growth Company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2019, 123,812,144 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2019

TABLE OF CONTENNTS

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

Item 4: CONTROLS AND PROCEDURES15

PART II - OTHER INFORMATION15

Item 1. LEGAL PROCEEDINGS15

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.15

Item 3. DEFAULTS UPON SENIOR SECURITIES16

Item 4. MINE SAFETY DISCLOSURES16

Item 5. OTHER INFORMATION16

Item 6. EXHIBITS17

SIGNATURES18

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited) June 30, 2019 and December 31, 2018
ASSETS
	June 30, 2019	December 31, 2018

Current assets:
Cash and cash equivalents	$261,922	$248,766
Gold sales receivable	202,898	74,673
Inventories	214,163	183,069
Joint venture receivable	2,424	2,051
Note receivable	-	150,000
Other current assets	111,842	103,223
Total current assets	793,249	761,782

Property, plant and equipment, net of accumulated depreciation	6,963,444	6,567,350
Mineral properties, net of accumulated amortization	2,753,144	2,759,339
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	11,958
Total assets	$11,048,157	$10,638,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$664,087	$401,501
Accrued payroll and related payroll expenses	70,558	58,359
Notes payable related parties, current portion	33,895	47,591
Notes payable, current portion	272,182	217,679
Total current liabilities	1,040,722	725,130

Asset retirement obligation	158,763	154,292
Notes payable related parties, long term	222,035	189,236
Notes payable, long term	788,960	424,184
Total long term liabilities	1,169,758	767,712

Total liabilities	2,210,480	1,492,842

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2019-123,812,144 shares and December 31, 2018-123,413,569 shares issued and outstanding	17,682,999	17,492,980
Accumulated deficit	(11,885,477)	(11,420,305)
Total New Jersey Mining Company stockholders’ equity	5,797,522	6,072,675
Non-controlling interest	3,040,155	3,073,232
Total stockholders' equity	8,837,677	9,145,907

Total liabilities and stockholders’ equity	$11,048,157	$10,638,749

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2019 and 2018
	June 30, 2019				June 30, 2018
	Three Months		Six Months		Three Months	Six Months
Revenue:
Gold sales		$1,547,654		$2,692,328	$489,555	$1,590,946
Total revenue		1,547,654		2,692,328	489,555	1,590,946

Costs of Sales:
Cost of sales and other direct production costs		1,328,213		2,284,006	1,026,459	2,052,178
Depreciation and amortization		141,906		270,858	76,504	145,564
Total costs of sales		1,470,119		2,554,864	1,102,963	2,197,742
Gross profit (loss)		77,535		137,464	(613,408)	(606,796)

Other operating expenses (income):
Pre-development expense		-		65,567	-	-
Exploration		54,302		127,185	109,038	208,270
Gain on sale of mineral property		-		-	(2,947,862)	(2,947,862)
Management		37,714		75,529	47,178	68,980
Professional services		25,404		81,411	35,057	101,633
General and administrative		271,050		320,345	134,615	185,697
Total other operating expenses (income)		388,470		670,037	(2,621,974)	(2,383,282)
Operating income (loss)		(310,935)		(532,573)	2,008,566	1,776,486

Other (income) expense:
Timber revenue		(10,571)		(10,571)	-	-
Interest income		(17,587)		(32,539)	(396)	(1,992))
Interest expense		16,583		33,019	22,116	47,460
Change in fair value of forward gold contracts		-		-	(2,131)	7,887
Total other (income) expense		(11,575)		(10,091)	19,589	53,355

Net income (loss)		(299,360)		(522,482)	1,988,977	1,723,131
Net loss attributable to non-controlling interest		(39,592)		(57,310)	(17,009)	(29,616)
Net income (loss) attributable to New Jersey Mining Company		$(259,768)		$(465,172)	$2,005,986	$1,752,747

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil	$0.02	$0.01

Weighted average common shares outstanding-basic		123,588,767		123,501,652	121,699,503	117,382,967
Weighted average common shares outstanding-diluted		123,588,767		123,501,652	123,924,436	119,430,274

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Six Month Periods Ended June 30, 2019 and 2018
	Common Stock		Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Deficit Attributable to New Jersey Mining Company	Interest	Equity
Balance, January 1, 2018	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487
Contribution from non-controlling interest in Mill JV	-	-	-	5,400	5,400
Issuance of common stock for cash net of offering costs	5,012,423	607,571	-	-	607,571
Issuance of common stock for property	1,333,333	233,333	-	-	233,333
Stock based compensation relating to options	-	16,634	-	-	16,634
Net income (loss)	-	-	(253,239)	(12,607)	(265,846)
Balance, March 31, 2018	118,656,128	$16,843,050	$(12,503,558)	$3,105,087	$7,444,579
Contribution from non-controlling interest in Mill JV	-	-	-	8,057	8,057
Issuance of common stock for cash net of offering costs	3,846,154	500,000	-	-	500,000
Issuance of common stock for warrant conversion	8,000	1,200	-	-	1,200
Stock based compensation relating to options	-	10,505	-	-	10,505
Net income (loss)	-	-	2,005,986	(17,009)	1,988,977
Balance June 30, 2018	122,510,282	$17,354,755	$(10,497,572)	$3,096,135	$9,953,318

Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142
Contribution from non-controlling interest in Mill JV	-	-	-	21,876	21,876
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation relating to options	-	190,019	-	-	190,019
Net income (loss)	-	-	(259,768)	(39,592)	(299,360)
Balance June 30, 2019	123,812,144	$17,682,999	$(11,885,477)	$3,040,155	$8,837,677

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2019 and 2018
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(522,482)	$1,723,131
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	270,858	145,564
Accretion of asset retirement obligation	4,471	7,007
Stock based compensation	190,019	27,140
Change in fair value of forward gold contracts	-	7,887
Gain on sale of mineral property	-	(2,947,862)
Change in operating assets and liabilities:
Gold sales receivable	(128,225)	271,331
Inventories	(31,094)	82,744
Joint venture receivable	(373)	573
Other current assets	(8,619)	(814)
Accounts payable and other accrued liabilities	262,586	(4,096)
Accrued payroll and related payroll expenses	12,199	19,886
Interest payable to related parties	-	(10,772)
Net cash provided (used) by operating activities	49,340	(678,281)

Cash flows from investing activities:
Issuance of note receivable	-	(250,000)
Payment received on note receivable	150,000	-
Proceeds from sale of mineral property	-	3,000,000
Purchases of property, plant and equipment	(51,995)	(242,603)
Purchase of mineral property	-	(257,619)
Deposit on equipment	-	(10,330)
Net cash provided (used) by investing activities	98,005	2,239,448

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	1,107,571
Proceeds from exercise of stock options	-	1,200
Payments on forward gold contracts	-	(126,287)
Gold purchased for payments on forward gold contracts	-	(172,113)
Principal payments on notes payable	(127,525)	(193,320)
Principal payments on notes payable, related parties	(30,897)	(1,014,770)
Contributions from non-controlling interest	24,233	13,456
Net cash provided (used) by financing activities	(134,189)	(384,263)

Net change in cash and cash equivalents	13,156	1,176,904
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$261,922	$1,301,521

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	-	$30,000
Note payable for equipment purchase	546,804	$456,964
Forward gold contract exchanged for note payable, related party	-	$492,783
Mineral property acquired with payable and shares of common stock	-	$826,587
Note from related party for equipment purchase	50,000	-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

At June 30, 2019 and December 31, 2018, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

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

2.Going Concern

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019, the Company increase production by 40% as more ore became available from the open pit and underground which is expected to improve cash flows from operations. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and additional debt. As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3. Inventories

At June 30, 2019 and December 31, 2018, the Company’s inventories consisted of the following:

	June 30, 2019	December 31, 2018

Gold concentrate	$189,497	$137,530
Materials and supplies	24,666	45,539
Total	$214,163	$183,069

At June 30, 2019, gold concentrate inventory is carried at allocated production costs as it is lower than estimated net realizable value based on current metal prices.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2019, metals contained in concentrates and exposed to future price changes totaled 1,507 ounces of gold.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment and other charges negotiated by us with H&H Metal, which represent components of the transaction price. Charges are estimated by us upon transfer of risk of the concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by the customer include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for arsenic, lead and zinc content above a negotiated baseline as well as excessive moisture.

For sales of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	June 30, 2019		June 30, 2018
	Three Months	Six Months	Three Months	Six Months
Gold	$1,688,454	$2,901,575	$576,713	$1,783,134
Silver	3,562	7,120	4,011	7,985
Less: Smelter and refining charges	(124,362)	(216,367)	(91,169)	(200,173)
Total	$1,547,654	$2,692,328	$489,555	$1,590,946

Sales by significant product type for the three and six month periods ended June 30, 2019 and 2018 were as follows:

	June 30, 2019		June 30, 2018
	Three Months	Six Months	Three Months	Six Months

Concentrate sales to H&H Metal	$1,468,758	$2,602,655	$456,553	$1,280,582
Dore sales to refinery	78,896	89,673	33,002	310,364
Total	$1,547,654	$2,692,328	$489,555	$1,590,946

At June 30, 2019 and December 31, 2018, our gold sales receivable balance related to contracts with customers of $202,898 and $74,673, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of June 30, 2019 or December 31, 2018.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At June 30, 2019 and December 31, 2018, the Company had the following note and interest payable to related parties:

	June 30, 2019	December 31, 2018
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$-	$14,696
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $148,285 in February 2021	205,930	222,131
H&H Metals, a company who owns 4% of the Company’s outstanding common stock, 8% interest, balance due April 2021	50,000	-
Total	255,930	236,827
Current portion	(33,895)	(47,591)
Long term portion	$222,035	$189,236

Related party interest expense for the six month periods ended June 30, 2019 and 2018 is as follows:

2019		2018
Three Months	Six Months	Three Months	Six Months
$4,137	$7,429	$13,478	$31,828

Future principal payments of related party notes payable at June 30, 2019 are as follows:

12 months ended June 30,
2020	$33,895
2021	222,035
Total	$255,930

As of June 30, 2019, and December 31, 2018, accrued interest payable to related parties was $669 and zero, respectively.

During the three and six month periods ended June 30, 2019 and 2018 (up until May 2019), the Company paid $3,000 per month to the Company’s chairman of the board, Del Steiner for consulting purposes.

All sales of concentrate are to H&H Metals, who owns 4% of the Company’s outstanding common stock. See Note 4

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2019 and December 31, 2018, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,424 and $2,051, respectively, for shared operating costs as defined in the JV agreement.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.Earnings per Share

For the three and six month periods ending June 30, 2019, all outstanding stock options (Note 12) and warrants (Note 11) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and six month periods ending June 30, 2018 basic and diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding–basic and diluted, respectively. The calculation of the weighted average number of common shares outstanding–diluted includes the following common stock equivalents:

	June 30, 2018
	Three Months	Six Months

Stock options	7,321,665	7,491,141
Stock purchase warrants	1,200,000	1,200,000
Total	16,958,334	8,862,500

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(653,911)	(557,502)
Total mill	4,300,511	4,396,920

Building and equipment
Buildings	124,677	124,677
Equipment	2,292,665	1,631,908
	2,417,342	1,756,585
Less accumulated depreciation	(621,879)	(453,625)
Total building and equipment	1,795,463	1,302,960

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$6,963,444	$6,567,350

9.Mineral Properties

Mineral properties at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
New Jersey	$248,289	$248,289
McKinley	250,000	250,000
Golden Chest	1,677,972	1,677,972
Crown Point	333,333	333,333
Butte Potosi	274,440	274,440
Less accumulated amortization	(30,890)	(24,695)
Total	$2,753,144	$2,759,339

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At June 30, 2019 and December 31, 2018, notes payable are as follows:

	June 30, 2019	December 31, 2018
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$29,205	$31,319
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May 2019, monthly payments of 6,020	-	31,657
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	23,373	27,616
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January 2019, monthly payments of $10,874	-	10,802
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	138,547	152,125
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	77,715	89,199
2018 pick-up, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	33,607	36,230
2008 pick-up, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	22,496	24,798
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of 5,000	4,967	34,085
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	162,917	179,552
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	21,511	24,480
CaterpillarAD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	546,804	-
Total notes payable	1,061,142	641,863
Due within one year	272,182	217,679
Due after one year	$788,960	$424,184

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2019 are as follows:

12 months ended June 30,
2020	$272,182
2021	255,573
2022	270,012
2023	248,147
2024	15,228
Total	$1,061,142

11. Stockholders’ Equity

The Company offered private placements in the first half of 2018. Under the private placements, the Company sold 8,858,577 units for net proceeds of $1,107,571. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months. In the second quarter of 2019, 1,200,000 warrants were exercised in exchange for 398,575 shares of the Company’s common stock in a cashless warrant exercise.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2017	9,295,834	0.10-0.20
Issued in connection with private placements	4,804,289	0.18-0.22
Balance December 31, 2018	14,100,123	0.10-0.22
Exercised	(1,200,000)	0.10
Balance June 30, 2019	12,900,123	$0.18-0.22

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

11. Stockholders’ Equity, continued

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
4,429,289	$0.22	March 30, 2020
375,000	$0.18	December 14, 2023
12,900,123	-	-

12. Stock Options

In June 2019 2,100,000 stock options were granted to non-officer employees. These options vested immediately and are exercisable at $0.14 for 3 years. Total stock based compensation recognized on these options was $190,019.   The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 98.6%, risk-free interest rate of 1.81%, and an expected term of three years.

No options were granted in 2018, however $27,140 in stock based compensation was recognized during the six month period ended 2018 for vesting of options granted prior to 2018.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2017	7,662,500	0.10-0.18
Expired	(500,000)	0.10
Granted	(108,000)	0.15
Balance December 31, 2018	7,054,500	0.10-0.18
Expired	(750,000)	0.10
Granted	2,100,000	0.14
Balance June 30, 2019	8,404,500	0.10-0.18
Exercisable at June 30, 2019	8,404,500	$0.10-0.18

At June 30, 2019, outstanding stock options have a weighted average remaining term of approximately 1.3 years and an intrinsic value of approximately $81,600.

13. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the six months ended June 30, 2019 and 2018 is as follows:

	Six Months Ended June 30,
	2019	2018

Balance at beginning of period	$154,292	$121,560
Accretion expense	4,471	7,007
Revision of estimated reclamation costs	-	10,771
Balance at end of period	$158,763	$139,338

The estimated retirement obligation costs were discounted using credit adjusted, risk-free interest rate of 6.0% from the time the obligation was incurred to the time management expects to pay the retirement obligations.

14. Note Receivable

On June 6, 2018, the Company loaned $250,000 to West Materials, Inc. and William J. West (collectively “West”) which bore interest at 8% if the loan went into default and had a term of fifteen months. Five equal payments were due quarterly with the first two payments received in cash during 2018 and the remaining outstanding $150,000 received in 2019. The note receivable was collateralized by a mortgage on the Butte Gulch real property and a related net smelter royalty rights.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

New Jersey Mining Company is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow, while reducing debt and growing its production and asset base over time while being mindful of corporate overhead. The Companies management is focused on utilizing its in-house skills to build a portfolio of producing mines and milling operations with a primary focus on gold and secondary focus on silver and base metals.

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

Highlights during the second quarter of 2019 include:

• For the quarter ending June 30, 2019 approximately 13,329 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 3.22 grams per tonne (gpt) with gold recovery of 86.81%. Gold sales for the quarter were 1,228 ounces.

•Open pit mining progressed from the 1009 bench to the 1003 bench. The trend of lower stripping ratios in the open pit continued during the second quarter as the Skookum shoot was fully exposed in the pit. Open pit mine production averaged 1,150 tonnes per day (mineralized material and waste).

•Underground mining focused on the completion of mining the 857 stope along with mining of the 848 stope. Backfilling of the 848 north stope was completed during the quarter and the addition of the Cat AD22 haultruck provided a substantial increase in the backfilling rate that reduced the time required to fill the stope by one-half.

•The Company completed a column leaching test that indicated that heap leaching of lower grade oxide material at the Golden Chest could substantially enhance the economics of possible future mining of the property. An oxidized sample of quartzitic footwall material collected in the pit with a head grade of 1.19 gpt Au achieved 88% gold recovery in 11 days in the laboratory test.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit for the three and six month periods ending June 30 2019 of $77,535 and $137,464 compared to a gross loss of $613,408 and $606,796 for the comparable periods in 2018. Gross profit increased as a result of improved grade from the open pit and increased production from the underground operations.

•Revenue was $1,547,654 and $2,692,328 for the three and six month periods ending June 30, 2019 compared to $489,555 and $1,590,946 for the comparable periods of 2018. This was also a result of improved grade from the open pit and increased production from the underground operations.

•A net loss attributable to New Jersey Mining Company shareholders of $259,768 and $465,172 in the three and six month periods ending June 30, 2019 compared to net income of $2,005,986 and 1,752,747 in the comparable periods of 2018. In the second quarter of 2018 the Company sold its Little Baldy/Toboggan properties to Hecla Mining Company for a net gain of $2,947,862 which is reflected in the net income for 2018.

•The consolidated net loss for the first six months included non-cash charges as follows: depreciation and amortization of $270,858 ($145,564 in 2018), accretion of asset retirement obligation of $4,471 ($7,007 in 2018), stock based compensation of $190,019 ($27,140 in 2018), change in fair value of forward gold contracts, none in 2019 ($7,887 in 2018), and gain on sale of mineral property none in 2019 ($2,947,862 in 2018).

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2019	2018
Operating activities	$49,340	$(678,281)
Investing activities	98,005	2,239,448
Financing activities	(134,189)	(384,263)
Net change in cash and cash equivalents	13,156	1,176,904
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$261,922	$1,301,521

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

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2019, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2019, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2019.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first half of 2018 the Company issued 8,858,577 shares of unregistered common stock at $0.13 per share for net proceeds of $1,107,571 net of commission and brokerage costs as a result of a private placement offering, additionally 8,000 shares were issued in exchange for stock options at $0.15 per share for net proceeds of $1,200. In the second quarter of 2019 1.200.000 warrants were exercised in exchange for 398,576 shares of the Company’s common stock in a cashless warrant exercise.

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

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2019, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.10

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018 and reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018 and filed with the Securities and Exchange Commission on April 1, 2019.

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

Date August 14, 2019

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: August 14, 2019