Form 10-Q
period 2019-09-30
NEW JERSEY MINING CO
filed 2019-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2019, 123,812,144 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

Item 1: Consolidated Financial Statements3

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations16

Item 3: Quantitative and Qualitative Disclosures about Market Risk17

Item 4: Controls and Procedures18

PART II - OTHER INFORMATION18

Item 1. Legal Proceedings18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.18

Item 3. Defaults upon Senior Securities18

Item 4. Mine Safety Disclosures18

Item 5. Other Information19

Item 6. Exhibits19

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited) September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$280,666	$248,766
Gold sales receivable	182,604	74,673
Inventories	168,009	183,069
Joint venture receivable	6,402	2,051
Note receivable	-	150,000
Other current assets	149,314	103,223
Total current assets	786,995	761,782

Property, plant and equipment, net of accumulated depreciation	7,139,147	6,567,350
Mineral properties, net of accumulated amortization	2,699,752	2,759,339
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	11,958
Total assets	$11,164,214	$10,638,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$395,347	$401,501
Accrued payroll and related payroll expenses	77,731	58,359
Notes payable related parties, current portion	36,095	47,591
Notes payable, current portion	299,751	217,679
Total current liabilities	808,924	725,130

Asset retirement obligation	161,049	154,292
Notes payable related parties, long term	213,240	189,236
Notes payable, long term	974,103	424,184
Total long term liabilities	1,348,392	767,712

Total liabilities	2,157,316	1,492,842

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2019-123,812,144 shares and December 31, 2018-123,413,569 shares issued and outstanding	17,682,999	17,492,980
Accumulated deficit	(11,698,149)	(11,420,305)
Total New Jersey Mining Company stockholders’ equity	5,984,850	6,072,675
Non-controlling interest	3,022,048	3,073,232
Total stockholders' equity	9,006,898	9,145,907

Total liabilities and stockholders’ equity	$11,164,214	$10,638,749

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2019 and 2018
	September 30, 2019				September 30, 2018
	Three Months		Nine Months		Three Months		Nine Months
Revenue:
Gold sales		$1,852,636		$4,544,964		$1,032,845	$2,623,792
Total revenue		1,852,636		4,544,964		1,032,845	2,623,792

Costs of Sales:
Cost of sales and other direct production costs		1,246,683		3,530,689		1,123,679	3,175,857
Depreciation and amortization		158,768		429,626		103,987	249,551
Total costs of sales		1,405,451		3,960,315		1,227,666	3,425,408
Gross profit (loss)		447,185		584,649		(194,821)	(801,616)

Other operating expenses (income):
Pre-development expense		51,873		117,440		-	-
Exploration		55,625		182,830		160,147	368,417
Gain on sale of mineral property		-		-		-	(2,947,862)
Management		39,441		114,970		44,808	113,788
Professional services		32,423		113,834		57,152	158,786
General and administrative		75,971		396,316		110,219	295,917
Total other operating expenses (income)		255,333		925,390		372,326	(2,010,954)
Operating income (loss)		191,852		(340,741)		(567,147)	1,209,338

Other (income) expense:
Timber revenue		-		(10,571)		-	-
Interest income		(350)		(32,889)		(12,896)	(14,888)
Interest expense		26,960		59,959		25,928	73,387
Change in fair value of forward gold contracts		-		-		8,096	15,983
Total other (income) expense		26,610		16,499		21,128	74,482

Net income (loss)		165,242		(357,240)		(588,275)	1,134,856
Net loss attributable to non-controlling interest		(22,086)		(79,396)		(14,797)	(44,413)
Net income (loss) attributable to New Jersey Mining Company		$187,328		$(277,844)		$(573,478)	$1,179,269

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil	$	Nil	$0.01

Weighted average common shares outstanding-basic		123,812,144		123,606,287		122,513,543	119,111,952
Weighted average common shares outstanding-diluted		124,786,628		123,606,287		122,513,543	121,585,011

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Nine Month Periods Ended September 30, 2019 and 2018

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance, January 1, 2018	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487
Contribution from non-controlling interest in Mill JV	-	-	-	5,400	5,400
Issuance of common stock for cash net of offering costs	5,012,423	607,571	-	-	607,571
Issuance of common stock for property	1,333,333	233,333	-	-	233,333
Stock based compensation relating to options	-	16,634	-	-	16,634
Net income (loss)	-	-	(253,239)	(12,607)	(265,846)
Balance, March 31, 2018	118,656,128	$16,843,050	$(12,503,558)	$3,105,087	$7,444,579
Contribution from non-controlling interest in Mill JV	-	-	-	8,057	8,057
Issuance of common stock for cash net of offering costs	3,846,154	500,000	-	-	500,000
Issuance of common stock for option exercise	8,000	1,200	-	-	1,200
Stock based compensation relating to options	-	10,505	-	-	10,505
Net income (loss)	-	-	2,005,986	(17,009)	1,988,977
Balance June 30, 2018	122,510,282	$17,354,755	$(10,497,572)	$3,096,135	$9,953,318
Contribution from non-controlling interest in Mill JV	-	-	-	3,714	3,714
Issuance of common stock for option exercise	100,000	15,000	-	-	15,000
Stock based compensation relating to options	-	7,440	-	-	7,440
Net income (loss)	-	-	(573,478)	(14,797)	(588,275)
Balance September 30, 2018	122,610,282	$17,377,195	$(11,071,050)	$3,085,052	$9,391,1977

Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142
Contribution from non-controlling interest in Mill JV	-	-	-	21,876	21,876
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation relating to options	-	190,019	-	-	190,019
Net income (loss)	-	-	(259,768)	(39,592)	(299,360)
Balance June 30, 2019	123,812,144	$17,682,999	$(11,885,477)	$3,040,155	$8,837,677
Contribution from non-controlling interest in Mill JV	-	-	-	3,979	3,979
Net income (loss)	-	-	187,328	(22,086)	165,242
Balance September 30, 2019	123,812,144	$17,682,999	$(11,698,149)	$3,022,048	$9,006,898

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income (loss)	$(357,240)	$1,134,856
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	429,626	249,551
Amortization of discount on debt	-	8,016
Accretion of asset retirement obligation	6,757	9,028
Stock based compensation	190,019	34,580
Change in fair value of forward gold contracts	-	15,983
Gain on sale of mineral property	-	(2,947,862)
Change in operating assets and liabilities:
Gold sales receivable	(107,931)	261,246
Inventories	15,060	185,394
Joint venture receivable	(4,351)	968
Other current assets	(46,091)	(32,957)
Accounts payable and other accrued liabilities	(6,154)	107,571
Accrued payroll and related payroll expenses	19,372	15,426
Interest payable to related parties	1,688	(10,772)
Net cash provided (used) by operating activities	140,755	(968,972)

Cash flows from investing activities:
Issuance of note receivable	-	(250,000)
Payment received on note receivable	150,000	50,000
Proceeds from sale of mineral property	50,000	3,000,000
Purchases of property, plant and equipment	(71,655)	(251,603)
Purchase of mineral property	-	(257,619)
Deposit on equipment	-	(25,736)
Net cash provided (used) by investing activities	128,345	2,265,042

Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	1,107,571
Proceeds from exercise of stock options	-	16,200
Payments on mineral property purchase agreement	-	(100,000)
Payments on forward gold contracts	-	(185,798)
Gold purchased for payments on forward gold contracts	-	(257,981)
Principal payments on notes payable	(226,232)	(275,945)
Principal payments on notes payable, related parties	(39,180)	(1,036,168)
Contributions from non-controlling interest	28,212	17,170
Net cash provided (used) by financing activities	(237,200)	(714,951)

Net change in cash and cash equivalents	31,900	581,119
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$280,666	$705,736

Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	-	$30,000
Notes payable for equipment purchase	$858,223	$709,362
Forward gold contract exchanged for note payable, related party	-	$492,783
Mineral property acquired with payable and shares of common stock	-	$826,587
Note from related party for equipment purchase	$50,000	-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

1. The Company and Significant Accounting Policies, Continued

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

At September 30, 2019 and December 31, 2018, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

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

2.Going Concern

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019, the Company increased production by 40% as more ore became available from the open pit and underground which has contributed to positive cash flows from operating activities in the last two quarters. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and additional debt. As a result of its planned production, equity sales and ability to restructure debt, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories

At September 30, 2019 and December 31, 2018, the Company’s inventories consisted of the following:

	September 30, 2019	December 31, 2018

Gold concentrate	$139,716	$137,530
Materials and supplies	28,293	45,539
Total	$168,009	$183,069

At September 30, 2019, gold concentrate inventory is carried at allocated production costs as they are lower than estimated net realizable value based on current metal prices.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2019, metals contained in concentrates and exposed to future price changes totaled 1,643 ounces of gold.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

4. Sales of Products, continued

Sales of products by metal for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	September 30, 2019		September 30, 2018
	Three Months	Nine Months	Three Months	Nine Months
Gold	$1,979,595	$4,870,402	$1,122,291	$2,891,607
Silver	6,899	14,556	2,346	7,233
Less: Smelter and refining charges	(133,858)	(339,994)	(91,792)	(275,048)
Total	$1,852,636	$4,544,964	$1,032,845	$2,623,792

Sales by significant product type for the three and nine month periods ended September 30, 2019 and 2018 were as follows:

	September 30, 2019		September 30, 2018
	Three Months	Nine Months	Three Months	Nine Months

Concentrate sales to H&H Metal	$1,788,031	$4,390,686	$1,032,845	$2,313,428
Dore sales to refinery	64,605	154,278	-	310,364
Total	$1,852,636	$4,544,964	$1,032,845	$2,623,792

At September 30, 2019 and December 31, 2018, our gold sales receivable balance related to contracts with customers of $182,604 and $74,673, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

We do not incur significant costs to obtain contracts, nor costs to fulfill contracts which are not addressed by other standards. Therefore, we have not recognized an asset for such costs as of September 30, 2019 or December 31, 2018.

5.Related Party Transactions

At September 30, 2019 and December 31, 2018, the Company had the following notes and interest payable to related parties:

	September 30, 2019	December 31, 2018
Mine Systems Design (“MSD”), a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$-	$14,696
Ophir Holdings LLC, a company owned by three of the Company’s Officers, 6% interest, monthly payments of $3,777 with a balloon payment of $148,285 in February 2021	197,647	222,131
H&H Metals, a company that owns 4% of the Company’s outstanding common stock, 8% interest, balance due April 2021	51,688	-
Total	249,335	236,827
Current portion	(36,095)	(47,591)
Long term portion	$213,240	$189,236

Related party interest expense for the nine month periods ended September 30, 2019 and 2018 is as follows:

2019		2018
Three Months	Nine Months	Three Months	Nine Months
$4,068	$11,497	$4,663	$36,491

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions, continued

Future principal payments of related party notes payable at September 30, 2019 are as follows:

12 months ended September 30,
2020	$36,095
2021	213,240
Total	$249,335

As of September 30, 2019, and December 31, 2018, accrued interest payable to related parties was $1,688 and zero, respectively.

During the three and nine month periods ended September 30, 2019 and 2018 (up until May 2019), the Company paid $3,000 per month to the Company’s chairman of the board, Del Steiner for consulting purposes. The last two months ($6,000) are recorded in accounts payable and have not been paid as of September 30. 2019.

All sales of concentrate and the Company’s gold sales receivable are with H&H Metals, owner of 4% of the Company’s outstanding common stock. See Note 4.

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2019 and December 31, 2018, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $6,402 and $2,051, respectively, for shared operating costs as defined in the JV agreement.

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

7.Earnings per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Such common stock equivalents are included or excluded from the calculation of diluted net income (loss) per share for each period as follows:

	September 30, 2019		September 30, 2018
	Three Months	Nine Months	Three Months	Nine Months
Included in diluted net income (loss) per share
Stock options	8,142,000	-	-	7,054,500
Stock purchase warrants	-	-	-	1,200,000
	8,142,000	-	-	8,254,500
Excluded in diluted net income (loss) per share as inclusion would have an antidilutive effect:
Stock options	262,500	8,404,500	7,054,500	-
Stock purchase warrants	12,900,123	12,900,123	13,725,123	12,525,123
	13,162,623	21,304,623	20,779,623	12,525,123

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(706,687)	(557,502)
Total mill	4,247,735	4,396,920

Building and equipment
Buildings	125,997	124,677
Equipment	2,622,424	1,631,908
	2,748,421	1,756,585
Less accumulated depreciation	(724,479)	(453,625)
Total building and equipment	2,023,942	1,302,960

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$7,139,147	$6,567,350

9.Mineral Properties

Mineral properties at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
New Jersey	$248,289	$248,289
McKinley	200,000	250,000
Golden Chest	1,677,972	1,677,972
Crown Point	333,333	333,333
Butte Potosi	274,440	274,440
Less accumulated amortization	(34,282)	(24,695)
Total	$2,699,752	$2,759,339

The company received a non-refundable down payment of $50,000 toward the sale of the McKinley property in the third quarter.

Pursuant to the underlying agreement, a lease payment was due on September 30, 2019 for the Crown Point mineral property but was not made. The Company is currently in discussions with the previous property owner to modify terms of the agreement.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At September 30, 2019 and December 31, 2018, notes payable are as follows:

	September 30, 2019	December 31, 2018
Property with shop, 36 month note payable, 4.91% interest rate payable monthly, remaining principal of note due in one payment at end of term in June 2019, monthly payments of $459	$28,809	$31,319
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May 2019, monthly payments of 6,020	-	31,657
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	21,210	27,616
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8.0% interest rate payable monthly through January 2019, monthly payments of $10,874	-	10,802
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	131,486	152,125
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	71,826	89,199
2018 pick-up, 72 month note payable, 9.0% interest rate payable monthly through June 2024, monthly payments of $701	32,250	36,230
2008 pick-up, 60 month note payable, 9.0% interest rate payable monthly through June 2023, monthly payments of $562	21,305	24,798
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of 5,000	-	34,085
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	154,386	179,552
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	19,986	24,480
CaterpillarAD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	516,596
Paus 2 yrd. LHD, 60 month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	276,000	-
Total notes payable	1,273,854	641,863
Due within one year	299,751	217,679
Due after one year	$974,103	$424,184

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2019 are as follows:

12 months ended September 30,
2020	$299,751
2021	334,094
2022	319,695
2023	253,893
2024	66,421
Total	$1,273,854

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

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

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2017	9,295,834	0.10-0.20
Issued in connection with private placements	4,804,289	0.18-0.22
Balance December 31, 2018	14,100,123	0.10-0.22
Exercised	(1,200,000)	0.10
Balance September 30, 2019	12,900,123	$0.18-0.22

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
4,429,289	$0.22	March 30, 2020
375,000	$0.18	December 14, 2023
12,900,123	-	-

12. Stock Options

In June 2019, 2,100,000 stock options were granted to non-officer employees. These options vested immediately and are exercisable at $0.14 for 3 years. Total stock based compensation recognized on these options was $190,019. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 98.6%, risk-free interest rate of 1.81%, and an expected term of three years.

No options were granted in 2018, however $34,580 in stock based compensation was recognized during the nine month period ended September 30, 2018 for vesting of options granted prior to 2018.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2017	7,662,500	0.10-0.18
Expired	(500,000)	0.10
Exercised	(108,000)	0.15
Balance December 31, 2018	7,054,500	0.10-0.18
Expired	(750,000)	0.10
Granted	2,100,000	0.14
Balance September 30, 2019	8,404,500	0.10-0.18
Exercisable at September 30, 2019	8,404,500	$0.10-0.18

At September 30, 2019, outstanding stock options have a weighted average remaining term of approximately 1.23 years and an intrinsic value of approximately $76,560. During the nine months ended September 30, 2018, stock options for 108,000 shares of common stock with an exercise rate of $0.15 were exercised for total proceeds of $16,200. The intrinsic value of the options on the date of exercise was $1,340. No stock options were exercised in 2019.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

13. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018

Balance at beginning of period	$154,292	$121,560
Accretion expense	6,757	9,028
Revision of estimated reclamation costs	-	10,771
Balance at end of period	$161,049	$141,359

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

Highlights during the third quarter of 2019 include:

• For the quarter ending September 30, 2019 approximately 13,620 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 3.46 grams per tonne (gpt) with gold recovery of 87.3%. Gold sales for the quarter were 1,414 ounces.

•Open pit mining progressed from the 1003 bench to the 994 bench. The trend of lower stripping ratios in the open pit continued during the third quarter (3.78 to 1.0) as the Skookum shoot was fully exposed in the pit. Open pit mine production averaged 1,185 tonnes per day (mineralized material and waste).

•Underground mining focused on the 848 South stope and the development of the access ramp for the 836 stope. Long-hole drilling from the 848 South stope towards the west discovered a zone where the Idaho vein has widened. The drilling allowed for a second cut adjacent to the primary cut which provided an additional 750 tonnes at 6.0 gpt gold. Based on a review of core drilling data, it appears this wider zone on the Idaho vein will continue at depth.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit for the three and nine month periods ending September 30 2019 of $447,185 and $584,649 compared to a gross loss of $194,821 and $801,616 for the comparable periods in 2018. Gross profit increased as a result of improved grade from the open pit and increased production from the underground operations.

•Cash costs per ounce decreased to $927 per ounce and $984 per ounce for the three and nine month periods ending September 30, 2019. Likewise, the all in sustaining costs decreased to $1,071 and $1,147 per ounce for the three and nine month periods ending September 30, 2019. An increase in gold grade in 2019 over 2018 from the mining operation as well as an increase in tonnage processed at the mill drove the decrease in unit costs per ounce.

•Revenue was $1,852,636 and $4,544,964 for the three and nine month periods ending September 30, 2019 compared to $1,032,845 and $2,623,792 for the comparable periods of 2018. This was also a result of improved grade from the open pit and increased production from the underground operations.

•A net income of $165,242 for the three month period and net loss of $357,240 for the nine month period ending September 30, 2019 compared to net loss of $588,275 and net income of $1,134,856 in the comparable periods of 2018. In the second quarter of 2018 the Company sold its Little Baldy/Toboggan properties to Hecla Mining Company for a net gain of $2,947,862 which is reflected in the net income for 2018.

•The consolidated net loss for the first nine months included non-cash charges as follows: depreciation and amortization of $429,626 ($249,551 in 2018), accretion of asset retirement obligation of $6,757 ($9,028 in 2018), stock based compensation of $190,019 ($34,580 in 2018), change in fair value of forward gold contracts, none in 2019 ($15,983 in 2018), and gain on sale of mineral property none in 2019 ($2,947,862 in 2018).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP

Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and nine month periods ending September 30, 2019 and 2018.

Cash cost per ounce is an important operating measure that we utilize to measure operating performance. AISC per ounce is an important measure that we utilize to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all of the expenditures incurred to discover, develop, and sustain gold production.

	2019		2018
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation, depletion and amortization	$1,405,451	$3,960,315	$1,227,666	$3,425,408
Depreciation, depletion, and amortization	(158,768)	(429,626)	(103,987)	(249,551)
Change in product inventory	49,781	(2,185)	113,341	190,256
Cash Cost	$1,296,464	$3,528,504	$1,237,020	$3,366,113
Pre-development expense	51,873	117,440	-	-
Exploration	55,625	182,830	160,147	368,417
Sustaining capital	19,660	83,612	24,403	534,955
General and administrative	75,971	396,316	110,219	295,917
Less stock based compensation and other non-cash items	(2,286)	(196,776)	(17,557)	(59,591)
All in sustaining costs	$1,497,307	$4,111,926	$1,514,232	$4,505,811
Divided by ounces produced	1,398	3,586	847	2,276
Cash cost per ounce	$927.37	$983.97	$1,460.47	$1,478.96
All in sustaining cost (AISC) per ounce	$1,071.05	$1,146.66	$1,787.76	$1,979.71

Financial Condition and Liquidity

	For the Nine Months Ended September 30,
Net cash provided (used) by:	2019	2018
Operating activities	$140,755	$(968,972)
Investing activities	128,345	2,265,042
Financing activities	(237,2030	(714,951)
Net change in cash and cash equivalents	31,900	581,119
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$280,666	$705,736

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

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2019, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2019, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2019.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the first half of 2018 the Company issued 8,858,577 shares of unregistered common stock at $0.13 per share for net proceeds of $1,107,571 net of commission and brokerage costs as a result of a private placement offering, additionally 8,000 shares were issued in exchange for stock options at $0.15 per share for net proceeds of $1,200. In the second quarter of 2019 1,200,000 warrants were exercised in exchange for 398,576 shares of the Company’s common stock in a cashless warrant exercise.

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

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2019, the Company had one citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 14, 2019

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: November 14, 2019