Form 10-K
period 2019-12-31
NEW JERSEY MINING CO
filed 2020-03-23
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(208) 625-9001

Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.00 par value	NJMC	OTCQB CSE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2019 was $14,365,560.

On March 1, 2020 there were 123,812,144 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS3

GLOSSARY OF SIGNIFICANT MINING TERMS4

PART I6

ITEM 1.  DESCRIPTION OF THE BUSINESS6

ITEM 2.   DESCRIPTION OF PROPERTIES9

ITEM 3.  LEGAL PROCEEDINGS18

ITEM 4.  MINE SAFETY DISCLOSURES18

PART II19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS19

ITEM 6.  SELECTED FINANCIAL DATA19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK21

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA22

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE41

ITEM 9A.  CONTROLS AND PROCEDURES41

ITEM 9B.  OTHER INFORMATION41

PART III42

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE42

ITEM 11.  EXECUTIVE COMPENSATION44

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS45

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE46

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES46

PART IV47

ITEM 15.  EXHIBITS47

SIGNATURES48

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

•our ability to obtain financing to fund our estimated exploration expenditures and capital requirements; and

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

•risks related to mineral estimates;

•risks related to the fluctuation of prices for precious metals, such as gold and silver;

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

GLOSSARY OF SIGNIFICANT MINING TERMS

Ag-Silver.

Au-Gold.

Alluvial-Adjectivally used to identify rocks or minerals deposited over time by moving water.

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

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Business

New Jersey Mining Company (“the Company” or “NJMC”) is a gold producer with an established base in three historic mining districts in the Western United States. The Company’s primary source of revenue comes from its operating gold mine, the Golden Chest Mine located in the Murray Gold Belt of northern Idaho.

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

The risks associated with the Company’s mining and milling operations include other risks typical of the mining industry, such as: operational effectiveness in the processing plant that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mining operations are unable to economically extract material due to ground or slope failures that increase cost. The Company manages these risks with engineering and geologic analysis, detailed mine planning, a preventive maintenance program, and installing experienced and technically proficient management.

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

The Idaho Department of Lands (IDL) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. NJMC pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $96,600. The Company submitted a reclamation plan to the IDL for its current open pit mining operation at the Golden Chest Mine. The plan was approved and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices.

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

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2020. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

COEUR D'ALENE
GOLDEN CHEST MINE
SPOKANE
MURRAY
WALLACE
NEW JERSEY MINE AND MILL
MISSOULA
HELENA
LEWISTON
IDAHO
MONTANA
BUTTE
GRANGEVILLE
ELK CITY
WASHINGTON
BUTTE HIGHLANDS JOINT VENTURE

Figure 1 - Project Location Map

GOLDEN CHEST MINE

Figure 1 - Photo of New Golden Chest Mine in February 2020

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

Property Ownership

NJMC owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The Company consolidated its ownership in December 2015, purchasing Marathon Gold Corporation’s (“Marathon”) 52.22% stake in Golden Chest LLC for $180,000 along with a 2% NSR on production from the Golden Chest property, as well as an adjacent Area of Interest. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3.75-million

Property History

The Golden Chest Mine was developed in the late 1800’s through the early 1900’s as part of the first gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining operations on the Golden Chest property produced approximately 65,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest Mine is considered to be the largest historic lode producer of gold in northern Idaho.

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

The Juniper Lease & Mine Modernization

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper Mining Company, which later reassigned the lease to Gold Hill, an affiliate company. Gold Hill began construction in Q3 2014, spending an estimated $7 to $9-million on mine development and infrastructure, building a modern gold mine that reached production in May 2015. Mining activities continued until September 2015 when Gold Hill ceased operations and terminated its lease, forfeiting the mine and infrastructure back to Golden Chest LLC.

During the lease, NJMC processed Golden Chest ore at its New Jersey Mill, earning cash from milling fees and its share of a 2% net smelter return (“NSR”) royalty on gold production. In total, Gold Hill mined 40,840 dry metric tonnes of ore at an average grade of 6.70 gpt gold, resulting in production of approximately 8,000 ounces of gold.

Current Underground Operations

During 2019, NJMC mined a total of 10,800 tonnes of ore at an average grade of 5.79 gpt gold. This production came from the 857, 848, 845 and 836 stopes. Underhand drift and fill is the mining method and cemented rock fill (CRF) utilizing waste rock mixed with cement slurry is used for backfill. A total of 1,828 cubic meters of backfill were placed during the year and 75 meters of development were completed as well. A new 20-tonne haultruck was added to the underground mining fleet and a nearly 50% increase in the daily backfill placement rate was observed. The Company plans to add a mining crew to extend the main ramp to depth to develop the next stope sublevel in 2020 while concurrently mining the existing stopes.

Current Open-Pit Operations

In 2019, NJMC continued its open pit mining operation which commenced in August of 2016. Mining advanced from the 1012 bench to the 985 bench. A total of 41,385 tonnes of ore at average grade of 2.86 gpt gold and 183.450 tonnes of waste were mined during the year resulting in stripping ratio of 4.43. A portion of the waste, 32,000 tonnes, was gold-mineralized footwall material and stockpiled in a separate area to save as a potential future resource. The Company has completed engineering studies that show an expansion of the existing pit is economically feasible at current gold prices, and therefore, a permit to expand the surface mining operation was submitted to the Idaho Department of Lands. It is expected the permit to expand will be received by mid-year 2020 and then a northern layback of the current pit will start.

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

Current Ore Processing Operations

NJMC now has 100-percent ownership of the Golden Chest Mine. In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open and underground of the Golden Chest. In 2019, the New Jersey Mill processed a record 52,170 tonnes at an average head grade of 3.26 gpt gold with 87% gold recovery.

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

As of December 31, 2019, the Company had a net capital cost of $4,194,805 associated with the New Jersey Mill.

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

NJMC purchased Timberline’s 50% “carried to production” interest in BHJV in 2016 for total consideration of $435,000 with Highland funding all development costs and NJMC’s 50% share of costs to be paid from proceeds of future mine production. Proceeds are to be split on an 80/20 basis (to Highland and NJMC, respectively) until payback is reached, after which proceeds will be split evenly.

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

Present Condition, Work Completed, and Exploration Plans

Prior to NJMC’s purchase of its stake in BHJV, the BHJV partners envisioned a 4 to 5-year mine life with estimated annual production of 30,000 to 35,000 ounces of gold. Mining was proposed to be conducted by cut and fill methods at a rate of 400 tons per day with a cut-off grade estimated at 4.8 gpt gold. Waste rock will be mixed with portland cement and placed underground as cemented rock backfill (CRF) in the mined ore zones to promote geotechnical stability. Preliminary metallurgical testwork indicates recoveries of approximately 85% of the contained gold in a flotation concentrate and 20% of the mass reporting to a rougher concentrate.

NJMC anticipates progress in regard to BHJV (not the mine or operations) this year and is cooperating with its partner to advance and or consolidate ownership in 2020. The partner maintains management control and all plans are subject to their approval and direction.

Present Condition of Plant & Equipment

Since 2009 Highland has invested nearly $40-million at Butte Highlands building a modern gold mine, including nearly 1.6 kilometers of underground mine development and construction of surface facilities, all of which are located on private lands owned by BHJV.

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

Property Ownership

At the New Jersey Mine and Mill complex, the Company owns 102 acres of private land with surface and mineral rights, 108 acres of private land with mineral rights only, 40 acres of private land with surface rights only, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The gold-bearing Coleman vein system, including the underground workings and the Coleman pit, are located on the patented mining claims that are wholly-owned by the Company and not part of the New Mill Joint Venture.

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

NJMC has not conducted material work at the New Jersey Mine since 2010, but Company geologists are again evaluating the known gold-bearing veins and historic targets. With the New Jersey Mill actively processing ores from the Golden Chest Mine and the increase in the gold price, the potential economics of nearby gold prospects has improved significantly.

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the project has no mineral reserves as recognized by the SEC.

As of December 31, 2019, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

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

BUCKSKIN PROJECT

Property Location

The Buckskin Project is located 1.5 kilometers north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt roads from paved Forest Highway 9. The property is a gold exploration project without known reserves.

Property Ownership

The Buckskin Project is comprised of 12 patented mining claims covering 218 acres and 73 unpatented mining claims covering approximately 1,367 acres. The 218 acres of patented mining claims was acquired through an exploration and mining lease. The Buckskin Lease term runs for 7.5 years and includes annual payments of $12,000 and a 2-percent NSR on future production from the property. If the property is placed into production, the lease will continue as long as production is underway and also includes a right of first refusal for NJMC to purchase the property, and the lease payments are treated as an advance payment on the royalty. The unpatented lode claims adjacent to the core group of claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Buckskin property was mined intermittently for both gold and base metals in the early 20th century with most of the mining completed in the 1930’s. The property contains numerous old workings, most of which are inaccessible. A mill was located on the property but historic production is unknown.

Present Condition, Work Completed, and Exploration Plans

In 2019, the Company conducted exploration efforts in the Buckskin area with trenching mapping/sampling, road building, reopening historic underground workings, and underground mapping/sampling. Evaluation of the sampling results is ongoing. The Company plans to reopen additional underground workings and conduct new trenching in 2020.

Geology & Mineralization

The bedrock geology at the Buckskin Project are largely quartzites of the Burke Formation and argillite-siltite of the Prichard Formation. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault. Historical prospects and adits are developed along northerly trending shear zones that are likely related to the Murray Peak Fault, that contain and silica flooded rock. Gold mineralization is found in quartz veins and is associated with sulfide minerals including pyrite, chalcopyrite and galena. Anomalous tungsten was also detected in assays.

BUTTE GULCH PROJECT

Property Location

The Butte Gulch Project is located 3 kilometers east of the town of Murray in Shoshone County, Idaho. The project lies immediately adjacent to the east side of Golden Chest Mine. It is accessed by paved Forest Highway 9, then on secondary dirt roads. The property is an exploration property without known reserves.

Property Ownership

The Butte Gulch Project is comprised of 60 acres of both patented surface and mineral rights, 117 acres of patented mineral rights, and 602 acres of unpatented claims. The patented surface and mineral rights were purchased from a third party in mid-2018 and any lode production from the patented claims is subject to a 2% NSR. The patented claims where the Company only owns the lode mineral rights can be placer mined by the current owner who was the vendor of the property. NJMC holds a first right of refusal for the purchase of the surface rights not already owned by the Company. The unpatented lode claims are wholly owned by the Company and not subject to a royalty.

Property History

Butte Gulch has been placer mined by several different operations over the last century however; there are no gold production records from these historic placer mining efforts. There is evidence of historic lode prospecting in the form of surface pits and exploration adits on the property, but the Company is not aware of any modern exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property adjacent to the Golden Chest Mine. The property vendor has retained the placer mining rights in the bottom of the drainage on the patented claims and conducted placer mining activity last year.

NJMC has no affiliation or connection with the placer mining operation. Two historic adits have been reopened for mapping and sampling. Additionally, areas have been rock sampled where current placer operations have uncovered altered bedrock.

Geology & Mineralization

Outcrops in the Butte Gulch area are dominantly argillite, siltite and quartzite units that belong to the Prichard Formation. The hinge line of a major regional scale fold called the Trout Creek Anticline traverses the property. Both northwest and northeast trending quartz veins containing pyrite, galena and chalcopyrite have been identified with anomalous silver mineralization. More geologic fieldwork is planned for the upcoming season to explore for gold mineralization.

GIANT LEDGE

Property Location

The Giant Ledge Project is located six kilometers east of the town of Murray in Shoshone County, Idaho. The project is situated in Granite Gulch and is accessed by paved Forest Highway 9 and secondary dirt roads. It is an exploration project without known ore reserves.

Property Ownership

The Company’s land position consists of 57 unpatented lode claims covering an area of 1,119 acres. The claim group includes 3 separate claim blocks; Giant Ledge, Porphyry and Bear. The unpatented lode claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Giant Ledge Project consists of several historical prospected areas with lead, copper and gold mineralization in and along the contact of the igneous intrusive. The Giant Ledge Mine was active in the 1920’s when a 122 meter deep shaft was sunk and about 450 meters of drift development was completed. A flotation mill was erected and a minor amount of undisclosed production was achieved. Bunker Hill Mining Company also examined and mapped the mine workings in the 1950’s. Sunshine Mining Company conducted exploration at the Giant Ledge in the mid-1980’s and drilled two core holes. In 2008, the Company obtained core from Sunshine’s drilling program, and it was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property east of the Golden Chest Mine. Although no significant work was performed at Giant Ledge during the 2009-2019 period, the Company is preparing to resume exploration efforts in 2020.

Geology & Mineralization

The primary structural feature on the Giant Ledge property is the French Gulch fault. The fault contact extends through the property, separating monzonitic intrusive rocks on the west, from Prichard Formation argillite and quartzites on the east. Structurally controlled mineralization is found in both the argillite-quartzite sediments and in the monzonites. Seams and disseminations of auriferous pyrite, galena and chalcopyrite are found up to 10 meters into the footwall and hangingwall.

CROWN POINT PROJECT

Property Location

The Crown Point Project is located 3.5 kilometers west-southwest of the town of Murray in Shoshone County, Idaho. The lower portion of the property can be accessed via Forest Highway 9 and the higher elevation part of the property is accessed seasonally via dirt roads. The property is a gold exploration project without known reserves.

Property Ownership

The Company’s land position consists of 24 unpatented claims covering an area of 362 acres. The unpatented lode claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Crown Point claims were staked in 2018 on the presumed southern extension of the Crown Point shear zone. There is evidence of historic lode prospecting in the form of surface pits on the property, but the Company is not aware of any modern exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

The Company has completed some surface sampling on the unpatented claims, and has no plans for additional work in 2020.

Geology & Mineralization

The Crown Point shear zone is a fault system that has been historically mapped between the Crown Point patented claim group and the patented Potosi claim group in the south. Host rocks at the property are siltites, argillites and quartzites of the Prichard Formation.

POTOSI

Property Location

The Potosi Project is located 4.4 kilometers southwest of the town of Murray in Shoshone County, Idaho. It is an exploration project without known ore reserves. The project is accessed by the paved Beaver Creek county road and other secondary dirt roads.

Property Ownership

NJMC acquired fee simple title to of 3 patented lode claims as part of the 2018 Butte Gulch land acquisition. The 3 patented claims cover a 71 acre area.

Property History

Potosi has been placer mined in several different operations over the last century however, there is no gold production records from these historic placer mining efforts. There is evidence of historic lode prospecting in the form of surface pits and exploration adits on the property, but the Company is not aware of any modern lode exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

Minor reclamation work, road improvements and timber harvesting was conducted in 2019, and minor trenching efforts are planned for 2020.

Geology & Mineralization

Host rocks at the property are siltites and argillites of the Prichard Formation. Geologic mapping suggests fault structures associated with the Crown Point Shear Zone may cross the property.

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

Property Ownership

NJMC acquired fee simple title to the 11 patented claims from Premium Exploration Inc. (“Premium”) for $250,817 in 2014. The Company also holds the 45 unpatented lode claims (413 acres) surrounding the core group of patented claims. All of the Eastern Star claims are wholly owned by the Company and not subject to a royalty. The unpatented claims require an annual claim fee payment to the BLM.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2019, the Company had two citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock currently trades on the OTCQB tier of the OTC Market under the symbol "NJMC" and the Canadian Stock Exchange (“CSE”).

As of March 1, 2020, there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the board	5,262,500	$0.13	0
Equity compensation plans not approved by the board	0	0	0
Total	5,262,500	$0.13	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the OTC Market or the CSE Market.

For the year ended December 31, 2018, the Company issued 9,608,578 shares of restricted common stock for cash resulting in net proceeds of $1,206,856 and an average net proceed price of $0.126 per share. The transactions were strictly limited to persons in the United States and Canada who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

For the year ended December 31, 2018, the Company issued 108,000 shares pursuant to the exercise of options at $0.15 per share for $16,200. During the year ended December 31, 2018, the Company issued 1,333,333 shares of common stock for the purchase of the Crown Point property at $0.175 per share for a value of $233,333. The Company did not issue any shares pursuant to the exercise of options or for property in 2019.

During the year ended December 31, 2018, the Company issued 53,286 shares of its common stock valued at $9,059 for professional services. Fair value was based on the trading price of the Company’s stock on the date of each the transaction. The common shares are subject to a hold period of 4 months and 1 day. The Company did not issue any shares for professional services in 2019.

During the year ended December 31, 2019, the Company issued 398,575 shares of its commons stock in exchange for 1,200,000 outstanding warrants in a cashless warrant exercise. The fair value at the time of exercise was $59,680.

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

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Companies management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a primary focus on gold and secondary focus on silver and base metals.

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

Highlights for 2019 include:

•For the year ending December 31, 2019 a record 52,170 dry metric tonnes (dmt) were processed at the Company’s New Jersey Mill with an average gold head grade of 3.46 grams per tonne gold (gpt).

•NJMC produced a record total of 5,060 ounces of gold contained in concentrates.

•Mined 41,385 tonnes of ore from the open pit at an average grade of 2.86 gpt gold with an average stripping ratio of 4.4 and average daily mining rate of 1,200 tonnes per day (tpd).

•Mined and stockpiled 31,870 tonnes of lower grade material from the pit leaving a total of 89,575 tonnes at a gold grade of 1.09 gpt in stockpile at year end for a potential heap leach operation.

•Mined 10,790 tonnes of ore from the underground mine at an average grade of 5.79 gpt gold, placed 1,583 cubic meters of cemented rockfill (CRF) and completed 43 meters of development required for the access of new stopes.

•A new 20-metric tonne underground haul truck was acquired which increased the backfilling rate by 50%, thereby increasing the monthly ore production for the underground mine. A new 2.0 cubic meter LHD was also acquired which significantly increased the mechanical availability of the mining fleet.

•Completed engineering studies that showed and expansion of the current pit (Idaho Pit) to the north and the development of satellite pit (Klondike Pit) to the north are feasible to mine at current gold prices. A permit application for the expansion was submitted to the State of Idaho in January 2020.

Results of Operations

Our financial performance for the years ended December 31, 2019 and 2018 is summarized below:

•Revenue from gold concentrate sales was $6,119,512 for the year ending December 31, 2019 compared to $3,629,837 for the comparable period in 2018. The increase in revenue from mining operations is the result of increased tonnage and higher grade mineralized material being mined in 2019 as the open pit progressed and underground production became more consistent.

•Gross profit in 2019 was $738,548 compared to a gross loss of $726,881 in 2018 also because of the mining of higher grade mineralized material in 2019 as the open pit progressed and underground production became more consistent.

•The Company had a net loss of $726,507 compared to a net income of $752,279 for the same period in 2018.

•The consolidated net income (loss) included non-cash charges of $1,112,434 (($2,498,164) in 2018) as follows: depreciation and amortization of $580,005 ($367,939 in 2018), accretion of asset retirement obligation of $9,077 ($3,901 in 2018), stock based compensation of $190,019 ($42,020), in 2018), loss on abandonment of mineral property of $333,333 (none in 2018), change in fair value of forward gold contracts, none in 2019 ($15,984 in 2018), write down of inventory to net realizable value, none in 2019 ($19,874 in 2018), and gain on sale of mineral property, none in 2019 (($2,947,862) in 2018).

•Net income (loss) attributable to New Jersey Mining Company was ($609,605) and $830,014 in the years ended December 31, 2019 and 2018, respectively.

•The sale of the Toboggan and Little Baldy properties to Hecla in 2018 resulted in a $2,947,862 gain for the Company as reflected in net income. This sale was not a part of normal operations.

•Pre-development expenses decreased in 2019 compared to 2018 as the underground operations were commenced. Additional pre-development expenses incurred in 2018 were for underground access ramp and stope development.

•Exploration expenses decreased in 2019 compared to 2018 as focus in 2019 was on production. These exploration costs were primarily associated with core drilling.

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2019 and 2018. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 91% of ounces produced after smelting and refining charges are deducted.

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

	December 31,
	2019	2018
Cost of sales and other direct production costs and depreciation, depletion and amortization	$5,380,964	$4,356,718
Depreciation, depletion, and amortization	(580,005)	(367,939)
Change in concentrate inventory	(42,077)	42,211
Cash Cost	$4,758,882	$4,030,990
Pre-development expense	117,440	195,068
Exploration	214,924	467,926
Sustaining capital	95,220	329,443
General and administrative	453,958	392,654
Less stock based compensation and other non cash items	(199,096)	(45,921)
All in sustaining costs	$5,441,328	$5,370,160
Divided by ounces produced	5,060	3,400
Cash cost per ounce	$940.49	$1,185.59
All in sustaining cost (AISC) per ounce	$1,075.36	$1,579.46

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2019	2018
Operating activities	$206,407	$(1,415,135)
Investing activities	79,780	2,146,119
Financing activities	(317,157)	(606,835)
Net change in cash and cash equivalents	(30,970)	124,149
Cash and cash equivalents, beginning of period	248,766	124,617
Cash and cash equivalents, end of period	$217,796	$248,766

The Company has accumulated deficit at December 31, 2019 and incurred a consolidated net loss in 2019 of $726,507. The Company is currently producing from the open-pit and underground at the Golden Chest. During 2019, production generated cash flow from operations of $206,407 compared to cash flow used in operations of $1,415,135 in 2018. Planned production for the next 18 months indicates the trend to improve. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it has the ability to meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Jersey Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

March 23, 2020

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2019 and 2018  24

Consolidated Statements of Operations for the years ended

December 31, 2019 and 2018  25

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2019 and December 31, 2018  26

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018  27

Notes to Financial Statements28-40

New Jersey Mining Company Consolidated Balance Sheets December 31, 2019 and 2018
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$217,796	$248,766
Gold sales receivable	305,924	74,673
Inventories	225,146	183,069
Joint venture receivable	2,410	2,051
Note receivable	-	150,000
Other current assets	158,833	103,223
Total current assets	910,109	761,782

Property, plant and equipment, net of accumulated depreciation	7,015,734	6,567,350
Mineral properties, net of accumulated amortization	2,363,018	2,759,339
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit	25,000	11,958
Total assets	$10,852,181	$10,638,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529,235	$401,501
Accrued payroll and related payroll expenses	80,402	58,359
Notes payable related parties, current portion	34,924	47,591
Notes payable, current portion	303,987	217,679
Total current liabilities	948,548	725,130

Asset retirement obligation	163,369	154,292
Notes payable related parties, long term	181,750	189,236
Notes payable, long term	901,537	424,184
Total long term liabilities	1,246,656	767,712

Total liabilities	2,195,204	1,492,842

Commitments (Note 6)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 123,812,144 and 123,413,569 shares issued and outstanding, respectively	17,682,999	17,492,980
Accumulated deficit	(12,029,910)	(11,420,305)
Total New Jersey Mining Company stockholders’ equity	5,653,089	6,072,675
Non-controlling interest	3,003,888	3,073,232
Total stockholders' equity	8,656,977	9,145,907

Total liabilities and stockholders’ equity	$10,852,181	$10,638,749

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations For the Years Ended December 31, 2019 and 2018

	2019			2018

Revenue-gold sales		$6,119,512		$3,629,837

Cost of sales:
Cost of sales and other direct production costs		4,800,959		3,988,779
Depreciation and amortization		580,005		367,939
Total cost of sales		5,380,964		4,356,718

Gross profit (loss)		738,548		(726,881)

Other operating expenses (income):
Pre-development expenses		117,440		195,068
Exploration		214,924		467,296
Gain on sale of mineral property		-		(2,947,862)
Loss on abandonment of mineral property		333,333		-
Management		153,484		155,217
Professional services		151,434		186,304
General and administrative		453,958		392,654
Total other operating expenses (income)		1,424,573		(1,551,323)

Income (loss) from operations		(686,025)		824,442

Other (income) expense:
Timber revenue		(13,235)		-
Timber expense		1,963		-
Interest income		(33,017)		(27,511)
Interest expense		84,771		83,690
Change in fair value of forward gold contracts		-		15,984
Total other (income) expense		40,482		72,163

Net income (loss)		(726,507)		752,279

Net income (loss) attributable to non-controlling interest		(116,902)		(77,735)
Net income (loss) attributable to New Jersey Mining Company		$(609,605)		$830,014

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic		123,658,174		120,024,534
Weighted average common shares outstanding-diluted		123,658,174		122,339,225

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity For the Years Ended December 31, 2019 and 2018
	Common Stock		Accumulated Deficit Attributable to New Jersey Mining	Non-Controlling	Stockholders’
	Shares	Amount	Company	Interest	Equity
Balance, December 31, 2017	112,310,372	$15,985,512	$(12,250,319)	$3,112,294	$6,847,487
Contribution from non-controlling interest in Mill JV	-	-	-	38,673	38,673
Issuance of common stock for cash net of issuance costs	9,608,578	1,206,856	-	-	1,206,856
Issuance of common stock for services	53,286	9,059	-	-	9,059
Issuance of common stock for options exercised	108,000	16,200	-	-	16,200
Issuance of common stock for mineral property	1,333,333	233,333	-	-	233,333
Stock based compensation	-	42,020	-	-	42,020
Net income (loss)	-	-	830,014	(77,735)	752,279
Balance, December 31, 2018	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907

Contribution from non-controlling interest in Mill JV	-	-	-	47,558	47,558
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation	-	190,019	-	-	190,019
Net income (loss)	-	-	(609,605)	(116,902)	(726,507)
Balance, December 31, 2019	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2019 and 2018
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(726,507)	$752,279
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	580,005	367,939
Accretion of asset retirement obligation	9,077	3,901
Stock based compensation	190,019	42,020
Loss on abandonment of mineral property	333,333	-
Change in fair value of forward gold contracts	-	15,984
Write down of inventory to net realizable value	-	19,874
Gain on sale of mineral property	-	(2,947,862)
Common stock issued for services	-	9,059
Change in operating assets and liabilities:
Gold sales receivable	(231,251)	233,123
Inventories	(42,077)	42,211
Joint venture receivable	(359)	2,631
Other current assets	(55,610)	(862)
Accounts payable	127,734	37,691
Accrued payroll and related payroll expenses	22,043	17,649
Interest payable related parties	-	(10,772)
Net cash provided (used) by operating activities	206,407	(1,415,135)
Cash flows from investing activities:
Purchases of property, plant and equipment	(95,220)	(317,485)
Purchase of mineral property	-	(374,438)
Deposit on mineral property	(25,000)	-
Deposit on equipment	-	(11,958)
Proceeds from sale of mineral property	50,000	3,000,000
Issuance of note receivable	-	(250,000)
Payment received on note receivable	150,000	100,000
Net cash provided (used) by investing activities	79,780	2,146,119
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	-	1,206,856
Cash from exercise of stock options	-	16,200
Payments on forward gold contracts in cash	-	(185,798)
Gold purchased for payments on forward gold contracts	-	(257,981)
Principal payments on notes payable	(294,562)	(366,689)
Principal payments on notes, related parties	(70,153)	(1,058,096)
Contributions from non-controlling interest	47,558	38,673
Net cash provided (used) by financing activities	(317,157)	(606,835)
Net change in cash and cash equivalents	(30,970)	124,149
Cash and cash equivalents, beginning of year	248,766	124,617
Cash and cash equivalents, end of year	$217,796	$248,766
Supplemental disclosure of cash flow information:
Interest paid in cash	$84,771	$94,462
Non-cash investing and financing activities:
Deposit on equipment applied to purchase of equipment	$11,958	$30,000
Notes payable for equipment purchase	$858,223	$735,762
Note from related party for equipment purchase	$50,000	-
Shares of common stock issued for mineral property	-	$233,333
Forward gold contract exchanged for note payable, related party	-	$492,784

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of NJMJV partially owned by other investors is presented as non-controlling interest on the consolidated balance sheets and statements of operations.

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

At December 31, 2019 and 2018, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2019			December 31, 2018
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

Non-controlling Interest

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as depreciation lives and methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of gold sales, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Actual results could differ from those estimates.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

Gold Revenue Recognition and Receivables, continued-Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 13 for more information on our sales of products.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2019 and 2018, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, note receivable, notes payable to related parties, and notes payable approximate their fair values.

Concentration Sales

In 2018 and 2019, the Company has sold its gold flotation concentrate product to a concentrate broker, H&H Metals Corp, a related party (see Note 13). In 2019 and 2018 floatation concentrates accounted 96% and 91%, respectively, of all gold sales. The remaining 4% and 9% in 2019 and 2018, respectively, was dore’ sold to a third party.

New Jersey Mining Company

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the year ended December 31, 2019, all outstanding stock options (5,262,500) and warrants (12,900,123) were excluded from the computation of diluted loss per share because they were anti-dilutive due to the net loss in that year. For the year ended December 31, 2018, stock options of 6,792,000 and warrants of 1,200,000 are included in the calculation of diluted income per share. Excluded from the 2018 diluted earnings per share calculation were 262,500 options and 12,900,123 warrants. These options and warrants were excluded because their exercise prices were greater than the average trading prices of the Company’s common stock for the respective period.

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

Consideration received by the Company pursuant to joint ventures or mineral interest agreements is applied against the carrying value of the related mineral interest. When and if payments received exceed the carrying value, the excess amount is recognized as a gain in the consolidated statement of operations in the period the consideration is received.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements

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

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2019 and 2018, the Company had a $103,320 reclamation bond for the Golden Chest Mine.

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

Going Concern

The Company has accumulated deficit at December 31, 2019 and incurred a consolidated net loss in 2019 of $726,507. The Company is currently producing from the open-pit and underground at the Golden Chest. During 2019, production generated cash flow from operations of $206,407 compared to cash flow used in operations of $1,415,135 in 2018. Planned production for the next 18 months indicates the trend to improve. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it has the ability to meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 12 months.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 Leases (Topic 842). The update modified the classification criteria and requires lessees to recognize the assets and liabilities on the balance sheet for most leases. The update was effective for fiscal years beginning after December 15, 2018, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements because the Company has no long-term operating leases.

In June 2018, the FASB issued ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The update involves simplification of several aspects of accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718 to include nonemployee awards. The update was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this update as of January 1, 2019 did not have a material impact on the Company’s consolidated financial statements.

New Jersey Mining Company

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

Accounting Standards Updates to Become Effective in Future Periods

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. Management is evaluating the impact of this update on the Company’s fair value measurement disclosures.

3. Inventories

At December 31, 2019, inventories consisted of $197,862 in concentrate inventory and $27,284 in supplies inventory. At December 31, 2018, inventories consisted of $137,530 in concentrate inventory and $45,539 in supplies inventory. At December 31, 2018, the Company recognized an expense of $19,874 due to writing down concentrate inventory to net realizable value.

4. Note Receivable

On June 6, 2018, the Company loaned $250,000 to West Materials, Inc. and William J. West (collectively “West”) which bore interest at 8% if the loan went into default and had a term of fifteen months. Five equal payments were due quarterly with the first two payments received in cash during 2018 and the remaining outstanding $150,000 received in 2019. The note receivable was collateralized by a mortgage on the Butte Gulch real property and a related net smelter royalty right.

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(759,617)	(557,502)
Total mill	4,194,805	4,396,920

Buildings and equipment
Buildings	143,725	124,677
Equipment	2,628,261	1,631,908
	2,771,986	1,756,585
Less accumulated depreciation	(818,527)	(453,625)
Total building and equipment	1,953,459	1,302,960
Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470

Total	$7,015,734	$6,567,350

New Jersey Mining Company

Notes to Consolidated Financial Statements

6. Mineral Properties

Mineral properties at December 31, 2019 and 2018 are as follows:

	2019	2018
New Jersey	$248,289	$248,289
McKinley	200,000	250,000
Golden Chest	1,677,972	1,677,972
Crown Point	-	333,333
Butte Potosi	274,440	274,440
Less accumulated amortization	(37,683)	(24,695)
Total	$2,363,018	$2,759,339

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims. The Coleman property was acquired in October 2002.

McKinley

The McKinley project is located near the town of Lucille, Idaho and encompasses three historic hard rock mines on private land in central Idaho. The Company started exploring the property in 2013. A prior lessee is due a 1% to 2% NSR sliding scale royalty on future production based on the price of gold capped at a total of $500,000. In the third quarter of 2019, a $50,000 non-refundable deposit was received from PM&G Company along with a letter of intent contemplating purchase of the McKinley project from the Company. The carrying value of the McKinley project was reduced by $50,000 in 2019 reflecting receipt of this payment. The transaction has not been completed as of the issuance date of these consolidated financial statements.

Golden Chest

The Golden Chest is an exploration and underground mine project located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at the Golden Chest to a former joint venture partner. Royalty expense of $118,223 and $77,758 was recognized as costs of sales and other direct production costs in the years ended December 31, 2019 and 2018, respectively.

Crown Point

On March 2, 2018, the Company entered into an agreement with J-J Farms LLC and Achievement Holdings LLC (“Crown Point”) to lease a group of patented and unpatented mining claims. The initial payment was 1,333,333 shares of the Company’s restricted common stock valued at $0.175/share for a fair value of $233,333. An additional payment was made in September of 2018 for $100,000 in cash. Per the agreement, future payments for the mineral property were as follows:

•1,333,333 shares of the Company’s common stock on September 30, 2019.

•Cash payments of $100,000 and $200,000 on September 30, 2019 and 2020, respectively.

The Company made no payments under this agreement in 2019. In December of 2019, the Company abandoned the property and recognized a loss of $333,333.

Butte Potosi

In 2018, the Company purchased the Butte Potosi property near its Golden Chest mine for $250,440 and a 2% net smelter return on all ores mined and shipped from the property. The Company incurred an additional $24,000 to improve access to the property. This property consists of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights.

Toboggan

Toboggan was a gold and silver exploration project consisting of 106 claims covering 2,100 acres of federal land administered by the U.S. Forest Service. The Little Baldy prospect which was a part of the Toboggan project was under a 2011 lease agreement with Hecla Mining Company (“Hecla”). The lease had a 20-year term and called for annual payments to the Company of $10,000 through the fifth year, then escalating to $15,000 for three years, $20,000 for one year, and $48,000 thereafter. In 2018 which was the seventh year of the lease the Company sold property including the Little Baldy and Toboggan to Hecla for $3,000,000. This sale resulted in a net gain of $2,947,862 which was recognized in 2018.

New Jersey Mining Company

Notes to Consolidated Financial Statements

7. Notes Payable

At December 31, 2019 and 2018, notes payable are as follows:

	2019	2018
Property with shop, 48 month note payable, 6.49% interest rate payable monthly through August 2023, monthly payments of $707	$27,624	$31,319
Haul truck, 20 month note payable, 10.0% interest rate payable monthly through May 2019, monthly payments of $6,020	-	31,657
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	19,018	27,616
Jumbo drill and 1 yrd. LHD, 12 month note payable, 8% interest rate payable monthly through January 2019, monthly payments of $10,874	-	10,802
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	124,238	152,125
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	65,835	89,199
2018 pick-up truck, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701	30,863	36,230
2008 pick-up truck, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562	20,088	24,798
Haul truck, 13 month note payable, 8.0% interest rate payable monthly through July 2019, monthly payments of $5,000	-	34,085
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	145,709	179,552
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	18,433	24,480
Caterpillar AD22 haul truck, 48 month note payable, 6.45% interest rate payable monthly through June 2023, monthly payments of $12,979	485,896	-
Paus PFL-20 LHD, 60 month note payable, 4.78% interest rate payable through October 2024, monthly payments of $5,181	267,820	-
Total notes payable	1,205,524	641,863
Due within one year	303,987	217,679
Due after one year	$901,537	$424,184

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of debt at December 31, 2019 are as follows:

2020	$303,987
2021	325,165
2022	321,231
2023	200,607
2024	54,534
Total	$1,205,524

New Jersey Mining Company

Notes to Consolidated Financial Statements

8. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018

Balance at January 1	$154,292	$121,560
Accretion expense	9,077	3,901
Revision of estimated reclamation costs	-	28,831
Balance at December 31	$163,369	$154,292

During the year ended December 31, 2018, the obligations for the Golden Chest and New Jersey mill properties were revised in consideration of additional disturbance activity and timing of future reclamation. The estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

9. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent). As of December 31, 2019 and 2018, an account receivable existed with the Mill Joint Venture from Crescent for $2,410 and $2,051, respectively. To date, no ore has been processed under this joint venture arrangement.

Butte Highlands Joint Venture

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the joint venture. Under the operating agreement, Highland will fund all future project exploration and mine development costs. The Agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the joint venture’s activities, it will account for its investment on a cost basis.

New Jersey Mining Company

Notes to Consolidated Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected blended federal and state tax rate of 27%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2019 and 2018.

The significant components of net deferred tax assets at December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets
Net operating loss carry forward	$3,420,600	$3,014,000
Mineral properties	304,300	455,200
Asset retirement obligation	5,800	4,400
Stock based compensation	219,000	167,900
Other	11,200	7,150
Total deferred tax assets	3,960,900	3,648,650
Valuation allowance	(2,985,400)	(2,794,150)
	975,500	854,500
Deferred tax liabilities
Property, plant, and equipment	(975,500)	(854,500)
Total deferred tax liabilities	(975,500)	(854,500)

Net deferred tax assets	$-	$-

At December 31, 2019 the Company had net operating loss carry forwards of approximately $12,750,000 for both federal and state purposes, $11,100,000 of which expire between 2021 through 2037. The remaining balance of $1,650,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 differ from the statutory rate of 21% as follows:

	2019	2018

Provision (benefit) at statutory rate for the period	$(152,600)	$158,000
State taxes, net of federal taxes	(42,500)	44,000
Adjustment of prior year tax estimates	3,850	6,450
Increase (decrease) in valuation allowance	191,250	(208,450)
Total provision (benefit)	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2017 through 2019 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

New Jersey Mining Company

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2019 and 2018. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2019 or 2018.

2019 Activity:

•In the second quarter of 2019, 1,200,000 warrants were exercised in exchange for 398,575 shares of the Company’s common stock in a cashless warrant exercise.

2018 Activity

•On March 2, 2018, the Company entered into an agreement with J-J Farms LLC and Achievement Holdings LLC (“Crown Point”) to lease a group of patented and unpatented mining claims. The initial payment was 1,333,333 shares of the Company’s restricted common stock valued at $0.175/share. Fair value was based on the trading price of the Company’s stock on the date of the transaction.

•In the first and second quarters of 2018, the Company offered units for sale under a private placement. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.22 for 24 months. The Company sold 8,858,578 units for net proceeds of $1,107,571.

•In 2018, the Company issued 108,000 shares of common stock pursuant to the exercise of stock purchase options at $0.15 per share for $16,200 cash.

•In the fourth quarter of 2018, the Company offered units for sale under a private placement. The Company sold 750,000 units for net proceeds of $99,285. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at CDN$0.25 for 48 months. These warrants were initially sold with an exercise price that was not in the Company’s functional currency of the U.S. dollar. The Company did not account for the warrants as derivatives at December 31, 2018 as it was not considered material to the consolidated financial statements. Subsequently, the Company amended the exercise price of the warrants to USD $0.18.

•During the year ended December 31, 2018, the Company issued 53,286 shares of its common stock valued at $9,059 for professional services. Fair value was based on the trading price of the Company’s stock on the date of the transaction.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2019 and 2018 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2017	9,295,834	$0.10-0.20
Issued in connection with private placements	4,804,289	0.18-0.22
Balance December 31, 2018	14,100,123	$0.10-0.22
Exercised	(1,200,000)	0.10
Balance December 31, 2019	12,900,123	$0.18-0.22

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
2,137,500	$0.20	February 28, 2020
4,250,000	$0.20	March 28, 2020
1,708,334	$0.20	November 3, 2020
2,506,212	$0.22	March 30, 2020
1,923,077	$0.22	April 20, 2020
375,000	$0.18	December14, 2023
12,900,123

New Jersey Mining Company

Notes to Consolidated Financial Statements

11. Equity, continued

Stock Options

In April 2014, the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company. Options reserved to any one related person on an annual basis may not upon exercise exceed 5% and the aggregate number of all options outstanding will not exceed 10% of the issued outstanding common shares as a whole calculated at that time.

In 2017, the Company granted a total of 662,500 options to consultants and employees of the Company. These options vested in 2018. The options had a fair value of $66,539 which was being recognized ratably over the vesting period. Compensation cost of $42,020 was recognized on these options in 2018. No additional options were granted in 2018 and there was no unrecognized compensation at December 31, 2018.

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

For the Year Ended December 31, 2019
Weighted average fair value	$0.09
Options issued	2,100,000
Exercise price	$0.14
Expected term (in years)	3.0
Risk-free rate	1.81%
Volatility	98.6%

Transactions in stock options for the years ended December 31, 2019 and 2018 are as follows:

	Number of Options	Exercise Prices
Balance December 31, 2017	7,662,500	0.10-0.18
Exercised	(108,000)	0.15
Expired	(500,000)	0.10
Balance December 31, 2018	7,054,500	0.10-0.18
Granted	2,100,000	0.14
Expired	(3,892,000)	0.10-0.15
Balance December 31, 2019	5,262,500	0.10-0.18

Exercisable at December 31, 2019	5,262,500	$0.10-0.18

At December 31, 2019, the stock options have an intrinsic value of approximately $54,000 and have a weighted average remaining term of 1.62 years.

New Jersey Mining Company

Notes to Consolidated Financial Statements

12. Related Party Transactions

At December 31, 2019 and 2018, the Company had the following notes payable to related parties:

	2019	2018
Mine Systems Design, a company in which our Company’s Vice President owns 10.4%, 12% interest, monthly payments of $4,910 through March 2019	$-	$14,696
Ophir Holdings LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $148,285 in February 2021	189,236	222,131
H&H Metals, shareholder and concentrate broker, 8% interest, principal and interest due March 2021	27,438	-
Total	216,674	236,827
Current portion	34,924	47,591
Long term portion	$181,750	$189,236

At December 31, 2019, $34,924 of related party debt is payable in 2020 and the remaining $181,750 is payable in 2021. Related party interest expense for the years ending December 31, 2019 and 2018 was $15,169 and $40,624, respectively. There is no accrued interest payable at December 31, 2019 or 2018 on these notes.

During the years ended December 31, 2019 and 2018, the Company paid $9,000 and $40,500, respectively, to the Company’s previous chairman of the board, Del Steiner for consulting purposes. He retired in July 2019.

As of December 31, 2019 and 2018, gold sales receivable from H&H Metals, who owns 4% of the Company’s outstanding common stock, were $305,924 and $74,673, respectively. Concentrate sales to H&H Metals were $5,857,942 and $3,305,731, during the years ended December 31, 2019 and 2018, respectively.

The Company leases office space from certain related parties on a month to month basis. Payments under these short-term lease arrangements totaled $24,000 and $23,375 for the year’s ended December 31, 2019 and 2018, respectively, and are included in general and administrative expenses on the Consolidated Statement of Operations.

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

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated and revenue is recognized generally at the time when risk is transferred to H&H Metal based on contractual terms. Based on contractual terms, the Company has determined the performance obligation is met and title is transferred to H&H Metal when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H Metal, and H&H Metal has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H Metal upon physical receipt, and 5) we have the right to payment for the concentrate. Concentrates lots that have been sold are held at our mill up to 60 days, until H&H Metal provides shipping instructions.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2019, metals that had been sold but not final settled thus exposed to future price changes totaled 1,544 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

New Jersey Mining Company

Notes to Consolidated Financial Statements

13. Sales of Products, continued

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

For sales of doré and of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Gold	$6,534,503	$3,971,567
Silver	19,605	11,584
Less: Smelter and refining charges	(434,596)	(353,314)
Total	$6,119,512	$3,629,837

Sales by significant product type for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Concentrate sales to H&H Metal	$5,857,942	$3,305,731
Dore’ sales to refineries	261,570	324,106
Total	$6,119,512	$3,629,837

At December 31, 2019 and 2018, our gold sales receivable balance related to contracts with customers of $305,924 and $74,673, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts. We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

14. Forward Gold Contracts

Prior to 2018, the Company entered into some forward gold contracts which called for the Company to deliver ounces of gold. Under the terms of the contracts, the gold to be delivered did not need to be produced from the Golden Chest property. In addition, the counterparties could request cash payment instead of gold ounces for each quarterly payment. The cash payments were based on average gold prices for the applicable quarter. The contracts were accounted for as derivatives requiring their value to be adjusted to fair value each period end.

One of the forward gold contracts was with Ophir Holdings LLC, (“Ophir”) a company owned by three of the Company’s officers at the time of the transaction. On January 1, 2018, Ophir agreed to convert their Forward Gold Contract which at that time had an outstanding balance of 419.5 ounces with a fair value of $492,784 to a conventional debt structure at 6% interest (see Note 12).

The change in balance for the forward gold contracts for the year ended December 31, 2018 is as follows:

2018
Beginning balance	$920,579
Conversion to note payable	(492,784)
Payments in cash	(185,798)
Payments in gold purchased by the Company	(257,981)
Change in fair value	15,984
Ending balance	$-

The final gold ounces due under these contracts were delivered in September 2018.

15. Subsequent Events

In February 2020, the Company completed a land acquisition of approximately 368 acres of patented mining claims for $751,000. The claims are situated one mile west of its Golden Chest Mine. Funding for this acquisition was obtained through the issue of convertible promissory notes. The notes bear interest at an annual rate of 8.0% for a term of three years and the principal amount is convertible at the option of the debtors for the Company’s common shares at $0.18 per share prior to the notes maturity.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	75	Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to 1/10/17 CEO and 8/29/2013 to 7/11/2019 Chairman
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	53	Chief Executive Officer/ President & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director 7/11/2019 to present Chairman
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	50	Chief Financial Officer, Vice President, & Director	7/18/1996 to present
Kevin Shiell 201 N. Third Street Cœur d’Alene, ID 83814	61	Director	1/10/17 to present
Robert Morgan 1335 Cooper St. Missoula MT 59802	52	Vice President	1/16/2018 to present
Monique Hayes 4159 E. Mullan Trail Rd Coeur d’Alene, ID 83814	54	Secretary	11/20/16 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Executive Officers and Key Employees

John Swallow was named Chief Executive Officer and President on January 10, 2017. Prior to being named as CEO, Mr. Swallow was appointed as the President and a Director of the Company on August 29, 2013. He resigned as president in December 2014, and subsequently reappointed as President on May 5, 2015 following the resignation of Mr. Highsmith. Following Mr. Steiner’s resignation on July 11, 2019 Mr. Swallow became the Chairman of the Board. He holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009, until November 2011, Mr. Swallow was self-employed. From January 2006 until September 2009 he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a chairman of a board and as a vice president of a corporation qualify him to sit on the Board of the Company.

Delbert Steiner resigned as Chief Executive Officer on January 10, 2017 but remained as Chairman of the Board of Directors of the Company as previously appointed on August 29, 2013. In December 2014, he resigned as Chief Executive Officer, and was subsequently reappointed as Chief Executive Officer on May 5, 2015 following the resignation of Mr. Highsmith. On July 11, 2019 Mr. Steiner resigned as Chairman of the Board and Director. He holds a B.S. from Lewis Clark State College and a Juris Doctor from the University of Idaho. He has held the position of CEO and Chairman for the Vancouver based Premium Exploration, Inc. since 2005 and was responsible for day-to-day business and financial decision making. He practiced law for more than 25 years and has an extensive background in environmental and mining law, including permitting projects from the exploration to mining phases. Mr. Steiner’s extensive background in the mining industry and in operating a publicly traded company qualifies him to sit on the Board of the Company.

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

Robert Morgan has served as the Vice President Exploration of the Company since January 2018. Mr. Morgan has over 22 years of exploration experience, including 20 years focused on gold exploration, of which 12 years were in Northern Idaho and Montana. Mr. Morgan has worked for some of the world's leading gold exploration and mining companies including Newmont and ASARCO throughout the western United States, Alaska and South America. He is practiced in designing, implementing and managing large exploration programs for gold, silver, base metals and rare earth elements. His technical work has included geologic mapping, logging of drill holes, compilation and interpretation of multiple data sets for target identification. Mr. Morgan earned his Bachelor of Science degree in geology from California State University at Chico. He has an extensive environmental background with emphasis on wetlands and water management. Mr. Morgan is a registered professional geologist with the State of Idaho and Professional Land Surveyor registered with the State of Montana.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2019, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, Chief Executive Officer, and Chairman of the Board, Delbert Steiner, the Company’s former Chief Executive Officer and former Chairman of the Board Grant Brackebusch, the Company’s Vice President, and Robert Morgan, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion(4) ($)	Total ($)
Delbert Steiner(2)	2019	-	-	-	-	-	-	9,000	9,000
Executive Chairman	2018	-	1,500	-	-	-	-	39,000	40,500
John Swallow	2019	72,000	-	-	-	-	-	-	72,000
President, Chief Executive Officer, & Chairman	2018	45,000	5,000	-	-	-	-	-	50,000
Grant Brackebusch	2019	120,000	-	-	-	-	-	-	120,000
Vice President	2018	120,000	5,000	-	-	-	-	-	125,000
Robert Morgan(3)	2019	80,000	-	-	-	-	-	-	80,000
Vice President	2018	57,600	5,000	-	-	-	-	24,992	87,592

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

(2)Mr. Steiner resigned as Chief Executive Officer on January 10, 2017, but remained as Chairman of the Board, then resigned as Chairman of the Board on July 11, 2019.

(3)Mr. Morgan was appointed as Vice President of Exploration on January 16, 2018.

(4)Mr. Steiner in 2019 and 2018 and Mr. Morgan in 2018 were paid consulting fees for work completed for the Company.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2019, 1,800,000 Options were vested and outstanding to directors Grant Brackebusch, John Swallow, and Kevin Shiell.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kevin Shiell	2019	-	-	-	-	-	-	-	-
Director	2018	-	-	-	-	-	-	-	-

No Option Awards were issued the Directors for service as directors of the Company in 2018 or 2019. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2020 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	18,377,003 (a)	13.17%
Common	Steven Mark Bathgate and Margaret Bathgate 5350 S. Roslyn Suite #400 Greenwood Village, CO 8011	8,127,470	5.82%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	18,377,003 (a)	13.17%
Common	Delbert W. Steiner 201 N. Third Street Coeur d’Alene, ID 83814	1,800,000 (b)	1.29%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	1,956,093 (c)	1.40%
Common	Kevin Shiell 201 N. Third St. Cœur d’Alene, ID 83814	900,000 (d)	0.64%
Common	Rob Morgan 1335 Cooper St. Missoula MT 59802	220,000 (e)	0.16%
Common	Monique Hayes 4159 E. Mullan Trail Coeur d’Alene, Idaho 83814	338,688 (f)	0.23%
Common	All Directors and Executive Officers as a group (6 individuals)	23,591,784	16.33%

(1) Based upon 123,812,144 outstanding shares of common stock 10,762,623 warrants, and 9,929,167 vested options at March 1, 2020.

a)Consists of 16,477,003 shares of common stock, presently exercisable options to purchase 750,000 shares and presently exercisable warrants to purchase 1,150,000 shares.

b)Consists of 1,050,000 shares of common stock, presently exercisable options to purchase 750,000 shares.

c)Consists of 1,156,093 shares of common stock, presently exercisable options to purchase 750,000 shares and presently exercisable warrants to purchase 50,000 shares.

d)Consists of 600,000 shares of common stock and presently exercisable warrants to purchase 300,000 shares.

e)Consists of 170,000 shares of common stock and presently exercisable options to purchase 50,000 shares.

f)Consists of 199,800 shares of common stock and presently exercisable options to purchase 138,888 shares.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors has determined that John Swallow and Grant Brackebusch are not independent directors. Kevin Scheill is an independent director.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. The Company’s audit committee is comprised of one non-executive member Kevin Shiell, and one executive member, John Swallow.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2019 and December 31, 2018 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $52,821 and $45,334 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$5,400 in 2019 and $4,500 in 2018 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

The Company incurred $2,450 in 2018 for fees related to the Company’s Canadian stock exchange listing and reporting. No other fees were incurred during the last two fiscal years for products and services rendered by the Company’s principal accountant.

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

10.9

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.10

Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018, reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018 and reported on the Company’s Form 10-Q filed on August 14, 2018..

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

New Jersey Mining Company

Date: March 23, 2020By /s/ JOHN SWALLOW

                                           John Swallow, President, Chief Executive Officer

Date: March 23, 2020          By /s/ GRANT A. BRACKEBUSCH

                                           Grant A. Brackebusch, Vice President, Chief Financial Officer