Form 10-Q
period 2020-03-31
NEW JERSEY MINING CO
filed 2020-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2020, 125,293,625 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2020

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION3

Item 1: Consolidated Financial Statements3

Item 2: Management's Discussion AND Analysis of Financial Condition and Results of Operations15

Item 3: Quantitative and Qualitative Disclosures About Market Rish17

Item 4: Controls and Procedures17

PART II - OTHER INFORMATION18

Item 1. Legal Proceedings18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.18

Item 3. Defaults upon Senior Securities18

Item 4. Mine Safety Disclosures18

Item 5. Other Information18

Item 6. Exhibits19

PART I-FINANCIAL INFORMATION

Item 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$299,928	$217,796
Gold sales receivable	276,491	305,924
Inventories	218,854	225,146
Joint venture receivable	2,659	2,410
Other current assets	118,283	158,833
Total current assets	916,215	910,109

Property, plant and equipment, net of accumulated depreciation	6,884,697	7,015,734
Mineral properties, net of accumulated amortization	3,111,635	2,363,018
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	25,000
Total assets	$11,450,867	$10,852,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$490,768	$529,235
Accrued payroll and related payroll expenses	81,790	80,402
Notes payable related parties, current portion	35,451	34,924
Notes payable, current portion	309,139	303,987
Total current liabilities	917,148	948,548

Asset retirement obligation	165,724	163,369
Notes payable related parties, long term	163,259	181,750
Convertible debt	860,000	-
Convertible debt-related party	25,000	-
Notes payable, long term	822,289	901,537
Total long term liabilities	2,036,272	1,246,656

Total liabilities	2,953,420	2,195,204

Commitments (Note 10)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2020-123,812,144 and December 31, 2019-123,812,144 shares issued and outstanding	17,682,999	17,682,999
Accumulated deficit	(12,176,178)	(12,029,910)
Total New Jersey Mining Company stockholders’ equity	5,506,821	5,653,089
Non-controlling interest	2,990,626	3,003,888
Total stockholders' equity	8,497,447	8,656,977

Total liabilities and stockholders’ equity	$11,450,867	$10,852,181

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2020 and 2019
	March 31, 2020		March 31, 2019
Revenue:
Gold sales		$1,400,834		$1,144,675
Total revenue		1,400,834		1,144,675

Costs of Sales:
Cost of sales and other direct production costs		1,167,390		955,793
Depreciation and amortization		135,533		128,951
Total costs of sales		1,302,923		1,084,744
Gross profit		97,911		59,931

Other operating expenses:
Pre-development expense		-		65,567
Exploration		41,678		72,882
Loss on write off of equipment		9,537		-
Management		37,329		37,815
Professional services		72,411		56,007
General and administrative		86,488		49,296
Total other operating expenses		247,443		281,567
Operating income (loss)		(149,532)		(221,636)

Other (income) expense:
Timber revenue		(18,305)		-
Interest income		(1,577)		(14,952)
Interest expense		32,539		16,438
Total other (income) expense		12,657		1,486

Net income (loss)		(162,189)		(223,122)
Net income (loss) attributable to non-controlling interest		(15,921)		(17,718)
Net income (loss) attributable to New Jersey Mining Company		$(146,268)		$(205,404)

Net income (loss) per common share-basic and diluted	$	Nil	$	Nil

Weighted average common shares outstanding-basic		123,812,144		123,413,569

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three Month Periods Ended March 31, 2020 and 2019
	Common Stock		Accumulated
	Shares	Amount	Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142

Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2020 and 2019

	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net income (loss)	$(162,189)	$(223,122)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	135,533	128,951
Loss on write off of equipment	9,537	-
Accretion of asset retirement obligation	2,355	2,218
Change in operating assets and liabilities:
Gold sales receivable	29,433	(90,728)
Inventories	6,292	(20,507)
Joint venture receivable	(249)	(306)
Other current assets	40,550	(43,694)
Accounts payable and other accrued liabilities	(38,467)	133,415
Accrued payroll and related payroll expenses	1,388	14,652
Net cash provided (used) by operating activities	24,183	(99,121)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,549)	(36,208)
Purchase of mineral property	(726,101)	-
Net cash provided (used) by investing activities	(737,650)	(36,208)

Cash flows from financing activities:
Principal payments on notes payable	(74,096)	(70,333)
Principal payments on notes payable, related parties	(17,964)	(22,736)
Issuance of convertible debt	885,000	-
Contributions from non-controlling interest	2,659	2,357
Net cash provided (used) by financing activities	795,599	(90,712)

Net change in cash and cash equivalents	82,132	(226,041)
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$299,928	$22,725

Non-cash investing and financing activities:
Deposit on property applied to purchase of mineral property	25,000	$-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s audited financial statements for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

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

Other Revenue Recognition-Revenue from harvest of raw timber is recognized when the performance obligation under a contract and transfer of control of the timber have both been completed. Sales of timber found on the Company’s mineral properties are not a part of normal operations.

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

At March 31, 2020 and December 31, 2019, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

Accounting Standards Updates Adopted

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Updates to Become Effective in Future Periods

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

2.Going Concern

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019, the Company increased production by 40% as more ore became available from the open pit and underground which has contributed to positive cash flows from operating activities for the remainder of 2019 and the first quarter of 2020. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its planned production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3. Inventories

At March 31, 2020 and December 31, 2019, the Company’s inventories consisted of the following:

	March 31, 2020	December 31, 2019

Gold concentrate	$191,570	$197,862
Materials and supplies	27,284	27,284
Total	$218,854	$225,146

At March 31, 2020, and December 31, 2019 gold concentrate inventory is carried at allocated production costs as they are lower than estimated net realizable value based on current metal prices.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold floatation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold floatation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated and revenue is recognized generally at the time when risk is transferred to H&H Metal based on contractual terms. Based on contractual terms, we have determined the performance obligation is met and title is transferred to H&H Metal when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H Metal, and H&H Metal has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H Metal upon physical receipt, and 5) we have the right to payment for the concentrate. Concentrates lots that have been sold are held at our mill from 30 to 60 days, until H&H Metal provides shipping instructions.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2020, metals that had been sold but not final settled thus exposed to future price changes totaled 1,645 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

For sales of metals from doré and of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the three month periods ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019

Gold	$1,520,699	$1,241,539
Silver	3,896	2,510
Less: Smelter and refining charges	(123,761)	(99,374)
Total	$1,400,834	$1,144,675

Sales by significant product type for the three month periods ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019

Concentrate sales to H&H Metal	$1,400,834	$1,133,898
Dore sales to refinery	-	10,777
Total	$1,400,834	$1,144,675

At March 31, 2020 and December 31, 2019, our gold sales receivable balance related to contracts with customers of $276,491 and $305,924, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

5.Related Party Transactions

At March 31, 2020 and December 31, 2019, the Company had the following notes and interest payable to related parties:

	March 31, 2020	December 31, 2019
Ophir Holdings LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $110,835 in February 2022	180,700	189,236
H&H Metals, shareholder and concentrate broker, 8% interest, balance due April 2021	18,010	27,438
Total	198,710	216,674
Current portion	(35,451)	(34,924)
Long term portion	$163,259	$181,750

At March 31, 2020, $35,451 of related party debt is payable within one year and the remaining $163,259 is payable in the following year ending March 31, 2022. Related party interest expense for the three months ended March 31, 2020 and 2019 was $3,181 and $3,589, respectively. As of March 31, 2020, and December 31, 2019, there was no accrued interest payable to related parties.

During the three month period ended March 31, 2019, the Company paid $3,000 per month to the Company’s chairman of the board, Del Steiner for consulting purposes. Mr. Steiner retired in July 2019.

All sales of concentrate and the Company’s gold sales receivable are with H&H Metals, owner of 4% of the Company’s outstanding common stock. See Note 4.

In February 2020 the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three month period ended March 31, 2020, interest expense on her note was $236. See Note 15.

The Company leases office space from certain related parties on a month to month basis. Payments under these short-term lease arrangements totaled $6,210 and $6,122 for the three months ended March 31, 2020 and 2019, respectively, and are included in general and administrative expenses on the Consolidated Statement of Operations.

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2020 and December 31, 2019, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,659 and $2,410, respectively, for shared operating costs as defined in the JV agreement.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.Earnings per Share

For the three month periods ended March 31, 2020 and 2019, potentially dilutive shares including outstanding stock options (Note 12) and warrants (Note 11) and convertible debt (Note 15) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods.

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(798,272)	(759,617)
Total mill	4,156,150	4,194,805

Building and equipment
Buildings	143,725	143,725
Equipment	2,630,273	2,628,261
	2,773,999	2,771,986
Less accumulated depreciation	(912,921)	(818,527)
Total building and equipment	1,861,077	1,953,459

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$6,884,697	$7,015,734

9.Mineral Properties

Mineral properties at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
New Jersey	$248,289	$248,289
McKinley	200,000	200,000
Golden Chest	1,677,972	1,677,972
Butte Potosi	274,440	274,440
Alder Gulch	751,101	-
Less accumulated amortization	(40,167)	(37,683)
Total	$3,111,635	$2,363,018

The Company received a non-refundable down payment of $50,000 toward the sale of the McKinley property in the third quarter of 2019. As of March 31 2020, negotiations with the interested parties involving this sale continue.

In December of 2019, the Company abandoned its Crown Point property and recognized a loss of $333,333.

In February 2020, the Company purchased property located in Alder Gulch in Shoshone County, Idaho which consists of 368 acres of real property, including patented mining claims with both surface and mineral rights.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At March 31, 2020 and December 31, 2019, notes payable are as follows:

	March 31, 2020	December 31, 2019
Property with shop, 48 month note payable, 6.49% interest rate payable monthly through August 2023, monthly payments of $707	$25,941	$27,624
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	16,797	19,018
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	116,796	124,238
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	59,742	65,835
2018 pick-up, 72 month note payable, 9.0% interest rate payable monthly through June 2024, monthly payments of $701	29,444	30,863
2008 pick-up, 60 month note payable, 9.0% interest rate payable monthly through June 2023, monthly payments of $562	18,843	20,088
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	136,884	145,709
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	16,852	18,433
CaterpillarAD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	454,700	485,896
Paus 2 yrd. LHD, 60 month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	255,429	267,820
Total notes payable	1,131,428	1,205,524
Due within one year	309,139	303,987
Due after one year	$822,289	$901,537

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2020 are as follows:

12 months ended March 31,
2021	$309,139
2022	328,248
2023	317,638
2024	138,896
2025	37,507
Total	$1,131,428

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

11. Stockholders’ Equity

The Company did not sell any shares of its common stock in the first quarters of 2020 or 2019.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	14,100,123	0.10-0.20
Exercised	(1,200,000)	0.10
Balance December 31, 2019	12,900,123	0.18-0.22
Expired	(6,566,789)	0.20-0.22
Balance March 31, 2020	6,333,334	$0.18-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
4,250,000	$0.20	April 30, 2020
1,708,334	$0.20	November 3, 2020
375,000	$0.18	December 14, 2023
6,333,334	-	-

12. Stock Options

No options were granted in the first quarters of 2020 or 2019.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2018	7,054,500	0.10-0.18
Granted	2,100,000	0.14
Expired	(3,892,000)	0.10-0.15
Balance December 31, 2019	5,262,500	0.10-0.18
Expired	(250,000)	0.15
Balance March 31, 2020	5,012,500	0.10-0.18
Exercisable at March 31, 2020	5,012,500	$0.10-0.18

At March 31, 2020, outstanding stock options have a weighted average remaining term of approximately 2.12 years and an intrinsic value of approximately $129,250.

13. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019

Balance at beginning of period	$163,369	$154,292
Accretion expense	2,355	2,218
Balance at end of period	$165,724	$156,510

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

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

15. Convertible Debt

In February 2020 the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.18 per share (4,916,667 shares) prior to the maturity date of the notes.

The Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000.   During the three month period ended March 31, 2020, interest expense on her note was $236.

16.Subsequent Events

The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months.

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 issued by the Borrower, matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses.

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

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic ("COVID-19") in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year.

Highlights during the first quarter of 2020 include:

• For the quarter ending March 31, 2020 approximately 9,978 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 3.37 grams gold per tonne (gpt) with gold recovery of 86.8%. Gold sales for the quarter were 1,094 ounces.

•Open pit mining progressed from the 994 bench to the 993 bench. Open pit mine production averaged 1,280 tonnes per day (mineralized material and waste).

•Underground mining focused on the 845 North and South stopes and the 836 North stope. The 836 North stope was extended 21 meters north of the previous stop mined by a lessor and showed good gold grades of 6.80 gpt over the extended strike length.

•Completed the purchase of Alder Gulch property consisting of 368 acres of patented mining claims in the Murray gold Belt with excellent potential for future gold exploration due to its location in favorable geologic environment and because of its limited exploration history.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit for the three month period ending March 31, 2020 of $97,911compared to a gross profit of $59,931 for the comparable period in 2019. Gross profit increased as a result of increased production from the underground operation, and higher gold prices.

•Cash costs and all in sustaining costs per ounce remained relatively consistent for the periods ending March 31, 2020 and 2019. Cash cost per ounce increased to $1,073 in 2020 compared to $974 in 2019. The all in sustaining costs decreased to $1,198 in 2020 from $1,205 in 2019 per ounce for the three month periods ending March 31.

•Revenue was $1,400,834 for the three month period ending March 31, 2020 compared to $1,144,675 for the comparable period of 2019. This was also a result of increased production from the underground operation, and higher gold prices.

•An operating loss of $149,532 for the three month period ending March 31, 2020 compared to operating loss of $221,636 in the comparable period of 2019.

•Exploration costs decreased in 2020 compared to 2019 as focus in 2020 has been on production at the Golden Chest.

•Professional services and general and administrative expenses increased in 2020 compared to 2019. Contributing to these increases were legal fees relating to the Company’s delisting in Canada and attendance at a mining investors conference in the first quarter of 2020.

•Timber revenue increased in 2020 from sale of timber at the Company’s Potosi property.

•Interest expense increased in the first quarter of 2020 compared to the first quarter of 2019 due to greater outstanding debt in 2020 compared to the same period in 2019, in particular new convertible debt of $885,000.

•The consolidated net loss for the first three months included non-cash charges as follows: depreciation and amortization of $135,533 ($128,951 in 2019), write off of equipment of $9,537 (none in 2019), and accretion of asset retirement obligation of $2,355 ($2,218 in 2019).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three month periods ending March 31, 2020 and 2019.

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

	2020	2019
Cost of sales and other direct production costs and depreciation and amortization	$1,302,923	$1,084,744
Depreciation and amortization	(135,533)	(128,951)
Change in concentrate inventory	6,292	(20,507)
Cash Cost	$1,173,682	$935,286
Pre-development expense	-	65,567
Exploration	41,678	72,882
Sustaining capital	11,549	36,208
General and administrative	86,488	49,296
Less stock based compensation and other non cash items	(2,355)	(2,218)
All in sustaining costs	$1,311,042	$1,157,021
Divided by ounces produced	1,094	960
Cash cost per ounce	$1,072.83	$974.26
All in sustaining cost (AISC) per ounce	$1,198.39	$1,205.23

Financial Condition and Liquidity

	For the Three Months Ended March 31,
Net cash provided (used) by:	2020	2019
Operating activities	$24,183	$(99,121)
Investing activities	(737,650)	(36,208)
Financing activities	795,599	(90,712)
Net change in cash and cash equivalents	82,132	(226,041)
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$299,928	$22,725

The Company is currently producing from both the open-pit and underground at the Golden Chest Mine. In early March 2019, the Company increased production by 40% as more ore became available from the open pit and underground which has contributed to positive cash flows from operating activities for the remainder of 2019 and the first quarter of 2020. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its planned production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 issued by the Borrower, matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

Item 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2020, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2020, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2020.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

No shares of the company’s stock were issued in three month periods ending March 31, 2020 or 2019.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no outstanding senior securities.

Item 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2020, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date May 15, 2020

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: May 15, 2020