Form 10-Q
period 2020-06-30
NEW JERSEY MINING CO
filed 2020-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2020, 125,571,403 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2020

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

ITEM 1: Consolidated Financial Statements3

ITEM 2: Management's Discussion AND Analysis of Financial Condition and Results of Operations15

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk18

ITEM 4: Controles and Procedures18

PART II - OTHER INFORMATION18

ITEM 1. Legal Proceedings18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.18

ITEM 3. Defaults upon Senior Securities18

ITEM 4. Mine Safety Disclosures18

ITEM 5. Other Information19

ITEM 6. Exhibits19

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
ASSETS
	June 30, 2020	December 31, 2019

Current assets:
Cash and cash equivalents	$396,158	$217,796
Gold sales receivable	374,881	305,924
Inventories	274,840	225,146
Joint venture receivable	5,127	2,410
Other current assets	105,143	158,833
Total current assets	1,156,149	910,109

Property, plant and equipment, net of accumulated depreciation	6,754,500	7,015,734
Mineral properties, net of accumulated amortization	3,130,280	2,363,018
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	25,000
Total assets	$11,579,249	$10,852,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$338,989	$529,235
Accrued payroll and related payroll expenses	83,558	80,402
Notes payable related parties, current portion	35,985	34,924
Notes payable, current portion	263,125	303,987
Small Business Administration loans, current portion	187,996	-
Total current liabilities	909,653	948,548

Asset retirement obligation	168,114	163,369
Notes payable related parties, long term	136,050	181,750
Convertible debt	860,000	-
Convertible debt-related party	25,000	-
Notes payable, long term	654,373	901,537
Small Business Administration loans, long term	321,721	-
Total long-term liabilities	2,165,258	1,246,656

Total liabilities	3,074,911	2,195,204

Commitments (Note 10)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2020 - 125,293,625 and December 31, 2019 - 123,812,144 shares issued and outstanding	17,882,999	17,682,999
Accumulated deficit	(12,356,391)	(12,029,910)
Total New Jersey Mining Company stockholders’ equity	5,526,608	5,653,089
Non-controlling interest	2,977,730	3,003,888
Total stockholders' equity	8,504,338	8,656,977

Total liabilities and stockholders’ equity	$11,579,249	$10,852,181

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2020 and 2019
	June 30, 2020		June 30, 2019
	Three Months	Six Months	Three Months	Six Months
Revenue:
Gold sales	$1,324,498	$2,725,331	$1,547,654	$2,692,328
Total revenue	1,324,498	2,725,331	1,547,654	2,692,328

Costs of Sales:
Cost of sales and other direct production costs	1,157,356	2,324,745	1,328,213	2,284,006
Depreciation and amortization	133,783	269,317	141,906	270,858
Total costs of sales	1,291,139	2,594,062	1,470,119	2,554,864
Gross profit	33,359	131,269	77,535	137,464

Other operating expenses:
Pre-development expense	-	-	-	65,567
Exploration	47,237	88,916	54,302	127,185
Loss on write off of equipment	-	9,537	-	-
Management	36,094	73,424	37,714	75,529
Professional services	40,797	113,208	25,404	81,411
General and administrative	103,982	190,470	271,050	320,345
Total other operating expenses	228,110	475,555	388,470	670,037
Operating income (loss)	(194,751)	(344,286)	(310,935)	(532,573)

Other (income) expense:
Small Business Administration grant income	(10,000)	(10,000)	-	-
Timber revenue net of costs	(13,345)	(31,652)	(10,571)	(10,571)
Interest income	(11)	(1,589)	(17,587)	(32,539)
Interest expense	41,117	73,656	16,583	33,019
Total other (income) expense	17,761	30,415	(11,575)	(10,091)

Net income (loss)	(212,512)	(374,701)	(299,360)	(522,482)
Net income (loss) attributable to non-controlling interest	(32,299)	(48,220)	(39,592)	(57,310)
Net income (loss) attributable to New Jersey Mining Company	$(180,213)	$(326,481)	$(259,768)	$(465,172)

Net income (loss) per common share-basic and diluted	$0	$0	$0	$0

Weighted average common shares outstanding-basic	124,935,465	124,373,804	123,588,767	123,501,652

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Six Month Periods Ended June 30, 2020 and 2019
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142
Contribution from non-controlling interest in Mill JV	-	-	-	21,876	21,876
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation relating to options	-	190,019	-	-	190,019
Net income (loss)	-	-	(259,768)	(39,592)	(299,360)
Balance June 30, 2019	123,812,144	$17,682,999	$(11,885,477)	$3,040,155	$8,837,677

Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447
Contribution from non-controlling interest in Mill JV	-	-	-	19,403	19,403
Issuance of common stock and warrants for cash	1,481,481	200,000	-	-	200,000
Net income (loss)	-	-	(180,213)	(32,299)	(212,512)
Balance June 30, 2020	125,293,625	$17,882,999	$(12,356,391)	$2,997,730	$8,504,338

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2020 and 2019
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(374,701)	$(522,482)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	269,317	270,858
Loss on write off of equipment	9,537	-
Accretion of asset retirement obligation	4,745	4,471
Stock based compensation	-	190,019
Change in operating assets and liabilities:
Gold sales receivable	(68,957)	(128,225)
Inventories	(49,694)	(31,094)
Joint venture receivable	(2,717)	(373)
Other current assets	53,690	(8,619)
Accounts payable and other accrued liabilities	(190,246)	262,586
Accrued payroll and related payroll expenses	3,156	12,199
Net cash provided (used) by operating activities	(345,870)	49,340

Cash flows from investing activities:
Payment received on note receivable	-	150,000
Purchases of property, plant and equipment	(12,689)	(51,995)
Purchase of mineral property	(747,193)	-
Net cash provided (used) by investing activities	(759,882)	98,005

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of issuance cost	200,000	-
Principal payments on notes payable	(288,026)	(127,525)
Principal payments on notes payable, related parties	(44,639)	(30,897)
Issuance of convertible debt	885,000	-
Proceeds from Small Business Administration loans	509,717	-
Contributions from non-controlling interest	22,062	24,233
Net cash provided (used) by financing activities	1,284,114	(134,189)

Net change in cash and cash equivalents	178,362	13,156
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$396,158	$261,922

Non-cash investing and financing activities:

Deposit on property applied to purchase of mineral property	25,000	$-
Note payable for equipment purchase	-	546,804
Note from related party for equipment purchase	-	50,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

At June 30, 2020 and December 31, 2019, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

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

3. Inventories

At June 30, 2020 and December 31, 2019, the Company’s inventories consisted of the following:

	June 30, 2020	December 31, 2019

Gold concentrate	$228,981	$197,862
Materials and supplies	45,859	27,284
Total	$274,840	$225,146

At June 30, 2020, and December 31, 2019, gold concentrate inventory is carried at allocated production costs as they are lower than estimated net realizable value based on existing metal prices at each period end.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2020, metals that had been sold but not final settled thus exposed to future price changes totaled 1,572 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	June 30, 2020		June 30, 2019
	Three Months	Six Months	Three Months	Six Months
Gold	$1,461,249	$2,980,560	$1,688,454	$2,901,575
Silver	2,905	5,946	3,562	7,120
Less: Smelter and refining charges	(139,656)	(261,175)	(124,362)	(216,367)
Total	$1,324,498	$2,725,331	1,547,654	$2,692,328

Sales by significant product type for the three and six month periods ended June 30, 2020 and 2019 were as follows:

	June 30, 2020		June 30, 2019
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$1,267,355	$2,668,188	1,468,758	$2,602,655
Dore sales to refinery	57,143	57,143	78,896	89,673
Total	$1,324,498	$2,725,331	1,547,654	$2,692,328

At June 30, 2020 and December 31, 2019, our gold sales receivable balance related to contracts with customers of $374,881 and $305,924, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At June 30, 2020 and December 31, 2019, the Company had the following notes and interest payable to related parties:

	June 30, 2020	December 31, 2019
Ophir Holdings LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $110,835 in February 2022	172,035	189,236
H&H Metals, shareholder and concentrate broker, 8% interest, balance due April 2021	-	27,438
Total	172,035	216,674
Current portion	(35,985)	(34,924)
Long term portion	$136,050	$181,750

As of June 30, 2020 and December 31, 2019, there was no accrued interest payable to related parties. Related party interest expense for the three and six months ended June 30, 2020 and 2019 is as follows.

2020		2019
Three Months	Six Months	Three Months	Six Months
$2,870	$6,051	$4,137	$7,429

During the six month period ended June 30, 2019, the Company made three $3,000 payments for a total of $9,000 to the Company’s chairman of the board, Del Steiner for consulting purposes. Mr. Steiner retired in July 2019.

All sales of concentrate and the Company’s gold sales receivable are with H&H Metals, owner of 4% of the Company’s outstanding common stock. See Note 4.

In February 2020 the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three and six month periods ended June 30, 2020, interest expense on her note was $499 and $734, respectively. See Note 16.

The Company leases office space from certain related parties on a month to month basis. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

2020		2019
Three Months	Six Months	Three Months	Six Months
$6,210	$12,420	$6,122	$12,244

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2020 and December 31, 2019, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $5,127 and $2,410, respectively, for shared operating costs as defined in the JV agreement.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.Earnings per Share

For the three and six month periods ended June 30, 2020 and 2019, potentially dilutive shares including outstanding stock options (Note 13), warrants (Note 12), and convertible debt (Note 16) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. Total potentially dilutive shares were 12,353,242 and 2,130,623, for June 30, 2020 and 2019, respectively.

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(835,858)	(759,617)
Total mill	4,118,564	4,194,805

Building and equipment
Buildings	144,865	143,725
Equipment	2,630,273	2,628,261
	2,775,138	2,771,986
Less accumulated depreciation	(1,006,672)	(818,527)
Total building and equipment	1,768,466	1,953,459

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$6,754,500	$7,015,734

9.Mineral Properties

Mineral properties at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Golden Chest
Mineral Property	$1,524,002	$1,524,002
Infrastructure	175,062	153,970
Total Golden Chest	1,699,064	1,677,972
New Jersey	248,289	248,289
McKinley	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	751,101	-
Less accumulated amortization	(42,614)	(37,683)
Total	$3,130,280	$2,363,018

The Company received a non-refundable down payment of $50,000 toward the sale of the McKinley property in the third quarter of 2019. As of June 30 2020, negotiations with the interested parties involving this sale continue.

In December of 2019, the Company abandoned its Crown Point property and recognized a loss of $333,333.

In February 2020, the Company purchased property located in Alder Gulch in Shoshone County, Idaho which consists of 368 acres of real property, including patented mining claims with both surface and mineral rights.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At June 30, 2020 and December 31, 2019, notes payable are as follows:

	June 30, 2020	December 31, 2019
Property with shop, 48 month note payable, 6.49% interest rate payable monthly through August 2023, monthly payments of $707	$-	$27,624
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	14,548	19,018
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	109,158	124,238
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	-	65,835
2018 pick-up, 72 month note payable, 9.0% interest rate payable monthly through June 2024, monthly payments of $701	-	30,863
2008 pick-up, 60 month note payable, 9.0% interest rate payable monthly through June 2023, monthly payments of $562	-	20,088
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	127,907	145,709
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	-	18,433
CaterpillarAD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	422,997	485,896
Paus 2 yrd. LHD, 60 month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	242,888	267,820
Total notes payable	917,498	1,205,524
Due within one year	263,125	303,987
Due after one year	$654,373	$901,537

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2020 are as follows:

12 months ended June 30,
2021	$263,125
2022	276,689
2023	290,111
2024	67,075
2025	20,498
Total	$917,498

11. Small Business Administration Loans and Grant

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

On May 19, 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020 matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin twelve months from the date of the Note.

At June 30, 2020, total accrued interest on the two loans is $1,471 which is included in the current portion of the consolidated balance on the consolidated balance sheet.

Under the terms of both loans, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

Amendments to the CARES Act have modified repayment terms with payments beginning in August 2021. Management believes that it is unlikely that the balance of $187,996 shown as current on the consolidated balance sheet will be paid before June 30, 2021 but have chosen to present as current to reflect the provisions of the related Notes.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended June 30, 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. The Company is not required to pay this amount back and thus recognized $10,000 as government grant income during the period.

12. Stockholders’ Equity

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

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	14,100,123	0.10-0.20
Exercised	(1,200,000)	0.10
Balance December 31, 2019	12,900,123	0.18-0.22
Issued	740,741	0.18
Expired	(10,816,789)	0.20-0.22
Balance June 30, 2020	2,824,075	$0.18-0.20

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
1,708,334	$0.20	November 3, 2020
375,000	$0.18	December 14, 2023
740,741	$0.18	April 21, 2022
2,824,075	-	-

13. Stock Options

No options were granted in the first six months of 2020 or 2019.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2018	7,054,500	0.10-0.18
Granted	2,100,000	0.14
Expired	(3,892,000)	0.10-0.15
Balance December 31, 2019	5,262,500	0.10-0.18
Expired	(650,000)	0.15
Balance June 30, 2020	4,612,500	0.10-0.18
Exercisable at June 30, 2020	4,612,500	$0.10-0.18

At June 30, 2020, outstanding stock options have a weighted average remaining term of approximately 1.32 years and an intrinsic value of approximately $494,025.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

14. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020	2019

Balance at beginning of period	$163,369	$154,292
Accretion expense	4,745	4,471
Balance at end of period	$168,114	$158,763

15. Note Receivable

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

16. Convertible Debt

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

The Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three and six month periods ended June 30, 2020, interest expense on her note was $499 and $734, respectively.

17.Subsequent Events

On July 7, 2020, the Company added the Robert Rare Earth Element (“Roberts REE Project”) in Lemhi County, Idaho to its portfolio of projects. The Roberts REE Project is comprised of 12 unpatented mining claims covering an area of approximately 89 hectares (219 acres). This Project is located within the Mineral Hill Mining district, approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho.

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt including the 368 acres of patented claims in Alder Gulch purchased in the first quarter of 2020.

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

Highlights during the second quarter of 2020 include:

•For the quarter ending June 30, 2020 a total of 9,700 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill at a head grade of 2.96 grams gold per tonne (gpt) with gold recovery of 85.5%. Gold sales for the quarter were 844 ounces.

•Open pit mining progressed from the 976 bench to the 964 bench. Open pit mine production averaged 1,490 tonnes per day (mineralized material and waste). Mining was focused on the completion of the Idaho pit and preparation tasks such as land clearing and topsoil stockpiling were commenced for a new layback of the Idaho pit and start of the Klondike pit. Effort was expended for the maintenance and improvement of sediment control structures (BMPs) around the mine site. Significant engineering time was also spent working with state regulators on the permitting of the new surface mining areas. NJMC personnel also began the construction of a new shop building at the mine.

•Underground mining focused on the 845 and 836 levels with significant effort spent backfilling the 836 North stope. Development of the new 877 Stope access ramp was started as well as preparations for deepening the main access ramp. Approximately 2,900 tonnes of ore were mined and 1,200 cubic meters of cement backfill were placed. Both the 845 North and 836 North stopes were extended over 40 meters from previous stopes indicating the extension of gold mineralization to the north.

•On May 27, 2020 the Company announced it had expanded its land holdings to include the Diamond Creek Rare Earth Element (REE) deposit in Lemhi County, Idaho. The Diamond Creek REE Project covers approximately 421 hectares (1,040 acres) and is comprised of 52 unpatented mining claims. It is located in the Eureka Mining district, approximately 13 kilometers (8 miles) north-northwest of the town Salmon, Idaho. The REE bearing veins of the Diamond Creek area are on the short list of the well-recognized and studied occurrences in the United States. In 1979, M.H. Staatz, of the U.S. Geological Survey (USGS) estimated an overall probable resource at Diamond Creek of approximately 70,800 metric tonnes of total rare-earth oxides, using an average grade of 1.22 percent. Reported sample assays show REE oxide contents ranging from 0.59 to 5.51 percent. Additionally, three samples cut across one of the larger veins were assayed for gold, and contained 0.5, 2.4 and 11.9 grams per tonne.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit for the three and six month periods ending June 30, 2020 of $33,359 and $131,269 respectively compared to a gross profit of $77,535 and $137,464 for the comparable periods in 2019. Gross profit decreased as a result of a decrease in underground production resulting from backfill operations and a transition to a new open pit on the surface.

•Cash costs and all in sustaining costs per ounce increased for the periods ending June 30, 2020 compared to 2019. Cash cost per ounce increased to $1,221 and $1,149 in the three and six month periods ending June 30, 2020 compared to $1,037 and $965 in 2019. The all in sustaining costs increased to $1,387 and $1,294 for the periods ending June 30, 2020 compared to $1,154 and $1,124 in 2019 per ounce for the same periods ending June 30. The increase in per ounce costs in 2020 was the result of a decrease in underground production resulting from backfill operations and a transition to a new open pit on the surface.

•Revenue was $1,324,498 and $2,725,331 for the three and six month periods ending June 30, 2020 compared to $1,547,654 and $2,692,328 for the comparable periods of 2019. The second quarter 2020 decrease was a result of a decrease in production resulting from backfill operations in the underground operations and a transition to a new open pit on the surface.

•An operating loss of $194,751 and $344,286 for the three month and six periods ending June 30, 2020 compared to operating losses of $310,935 and $532,573 in the comparable periods of 2019.

•Exploration costs decreased in the first six months of 2020 compared to 2019 as focus in 2020 has been on production at the Golden Chest however in the second quarter exploration costs for Rare Earth metals has increased.

•Professional services expenses increased in 2020 compared to 2019. Contributing to these increases were legal fees relating to the Company’s delisting in Canada, other legal fees for document preparation, and Covid-19 related work.

•Timber revenue increased in 2020 from sale of timber at the Company’s Alder Gulch property.

•Interest expense increased in 2020 compared to 2019 due to greater outstanding debt in 2020 compared to the same period in 2019, in particular new convertible debt of $885,000 and the new Caterpillar haul truck.

•The consolidated net loss for the six months ended June 30, 2020 and 2019 included non-cash charges as follows: depreciation and amortization of $269,317 ($270,858 in 2019), write off of equipment of $9,537 (none in 2019), accretion of asset retirement obligation of $4,745 ($4,471 in 2019), and stock based compensation of $0 in 2020 ($190,019 in 2019).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three month periods ending June 30, 2020 and 2019.

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

	2020		2019
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$1,291,139	$2,594,062	$1,470,119	$2,554,864
Depreciation and amortization	(133,783)	(269,317)	(141,906)	(270,858)
Change in concentrate inventory	(55,986)	(49,694)	(10,587)	(31,094)
Cash Cost	$1,101,370	$2,275,051	$1,317,626	$2,252,912
Pre-development expense	-	-	-	65,567
Exploration	47,237	88,916	54,302	127,185
Sustaining capital	1,140	12,690	15,786	51,994
General and administrative	103,982	190,470	271,050	320,345
Less stock based compensation and other non cash items	(2,390)	(4,745)	(192,271)	(194,490)
All in sustaining costs	$1,251,339	$2,562,382	$1,466,493	$2,623,513
Divided by ounces produced	902	1,980	1,271	2,334
Cash cost per ounce	$1,221.03	$1,149.02	$1,036.68	$965.26
All in sustaining cost (AISC) per ounce	$1,387.29	$1,294.13	$1,153.81	$1,124.04

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2020	2019
Operating activities	$(345,870)	$49,340
Investing activities	(759,882)	98,005
Financing activities	1,284,114	(134,189)
Net change in cash and cash equivalents	178,362	13,156
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$396,158	$261,922

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

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

On May 19, 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020 matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin twelve months from the date of the Note.

At June 30, 2020, total accrued interest on the two loans is $1,471 which is included in the current portion of the consolidated balance on the consolidated balance sheet.

Under the terms of both loans, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Qualifying expenses include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, and utilities. The Company intends to use the entire loan amount for qualifying expenses, but there is no guarantee that the loan will be forgiven.

Amendments to the CARES Act have modified repayment terms with payments beginning in August 2021. Management believes that it is unlikely that the balance of $187,996 shown as current on the consolidated balance sheet will be paid before June 30, 2021 but have chosen to present as current to reflect the provisions of the related Notes.

During the three months ended June 30, 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. The Company is not required to pay this amount back and thus recognized $10,000 as government grant income during the period.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2020, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2020, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2020.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the second quarter of 2020, the Company issued 1,481,481 shares of unregistered common stock at $0.135 per share for net proceeds of $200,000 net of commission and brokerage costs as a result of a private placement offering. In the second quarter of 2019 1,200,000 warrants were exercised in exchange for 398,576 shares of the Company’s common stock in a cashless warrant exercise.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2020, the Company had one citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

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

Date August 14, 2020

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: August 14, 2020