Form 10-Q
period 2020-09-30
NEW JERSEY MINING CO
filed 2020-11-16
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2020, 136,998,309 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

ITEM 1: Consolidated Financial Statements3

ITEM 2: Management's Discussion AND Analysis of Financial Condition and Results of Operations16

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk19

ITEM 4: Controls and Procedures19

PART II - OTHER INFORMATION19

ITEM 1. Legal Proceedings19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.19

ITEM 3. Defaults upon Senior Securities19

ITEM 4. Mine Safety Disclosures19

ITEM 5. Other Information20

ITEM 6. Exhibits20

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,150,812	$217,796
Gold sales receivable	292,162	305,924
Inventories	220,067	225,146
Joint venture receivable	2,830	2,410
Other current assets	139,432	158,833
Total current assets	3,805,303	910,109

Property, plant and equipment, net of accumulated depreciation	7,092,418	7,015,734
Mineral properties, net of accumulated amortization	3,242,823	2,363,018
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposit on equipment	-	25,000
Total assets	$14,678,864	$10,852,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$519,417	$529,235
Accrued payroll and related payroll expenses	111,735	80,402
Notes payable related parties, current portion	36,528	34,924
Notes payable, current portion	319,294	303,987
Small Business Administration loan, current portion	1,243	-
Total current liabilities	988,217	948,548

Asset retirement obligation	170,539	163,369
Notes payable related parties, long term	126,712	181,750
Convertible debt	1,010,000	-
Convertible debt-related party	25,000	-
Notes payable, long term	742,590	901,537
Small Business Administration loan, long term	150,735	-
Total long-term liabilities	2,225,576	1,246,656

Total liabilities	3,213,793	2,195,204

Commitments (Note 10)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2020 – 136,331,642 and December 31, 2019 - 123,812,144 shares issued and outstanding	20,848,229	17,682,999
Accumulated deficit	(12,345,684)	(12,029,910)
Total New Jersey Mining Company stockholders’ equity	8,502,545	5,653,089
Non-controlling interest	2,962,526	3,003,888
Total stockholders' equity	11,465,071	8,656,977

Total liabilities and stockholders’ equity	$14,678,864	$10,852,181

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2020 and 2019
	September 30, 2020		September 30, 2019
	Three Months	Nine Months	Three Months	Nine Months
Revenue:
Gold sales	$1,556,070	$4,281,401	$1,852,636	$4,544,964
Total revenue	1,556,070	4,281,401	1,852,636	4,544,964

Costs of Sales:
Cost of sales and other direct production costs	1,506,982	3,831,727	1,246,683	3,530,689
Depreciation and amortization	156,325	425,641	158,768	429,626
Total costs of sales	1,663,307	4,257,368	1,405,451	3,960,315
Gross profit (loss)	(107,237)	24,033	447,185	584,649

Other operating expenses:
Pre-development expense	-	-	51,873	117,440
Exploration	44,613	133,529	55,625	182,830
Loss on write off of equipment	-	9,537	-	-
Management	38,812	112,236	39,441	114,970
Professional services	33,709	146,917	32,423	113,834
General and administrative	117,762	308,232	75,971	396,316
Total other operating expenses	234,896	710,451	255,333	925,390
Operating income (loss)	(342,132)	(686,418)	191,852	(340,741)

Other (income) expense:
Small Business Administration grant income	(360,054)	(370,054)	-	-
Timber revenue net of costs	(14,961)	(46,613)	-	(10,571)
Interest income	(38)	(1,626)	(350)	(32,889)
Interest expense	40,247	113,903	26,960	59,959
Total other (income) expense	(334,806)	(304,390)	26,610	16,499

Net income (loss)	(7,327)	(382,028)	165,242	(357,240)
Net income (loss) attributable to non-controlling interest	(18,034)	(66,254)	(22,086)	(79,396)
Net income (loss) attributable to New Jersey Mining Company	$10,707	$(315,774)	$187,328	$(277,844)

Net income (loss) per common share-basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding-basic	129,394,027	126,059,427	123,812,144	123,606,287
Weighted average common shares outstanding-diluted	133,092,547	126,059,427	124,786,628	123,606,287

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Nine Month Periods Ended September 30, 2020 and 2019
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance, January 1, 2019	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	2,357	2,357
Net income (loss)	-	-	(205,404)	(17,718)	(223,122)
Balance, March 31, 2019	123,413,569	$17,492,980	$(11,625,709)	$3,057,871	$8,925,142
Contribution from non-controlling interest in Mill JV	-	-	-	21,876	21,876
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation relating to options	-	190,019	-	-	190,019
Net income (loss)	-	-	(259,768)	(39,592)	(299,360)
Balance June 30, 2019	123,812,144	$17,682,999	$(11,885,477)	$3,040,155	$8,837,677
Contribution from non-controlling interest in Mill JV	-	-	-	3,979	3,979
Net income (loss)	-	-	187,328	(22,086)	165,242
Balance September 30, 2019	123,812,144	$17,682,999	$(11,698,149)	$3,022,048	$9,006,898

Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447
Contribution from non-controlling interest in Mill JV	-	-	-	19,403	19,403
Issuance of common stock and warrants for cash	1,481,481	200,000	-	-	200,000
Net income (loss)	-	-	(180,213)	(32,299)	(212,512)
Balance June 30, 2020	125,293,625	$17,882,999	$(12,356,391)	$2,977,730	$8,504,338
Contribution from non-controlling interest in Mill JV	-	-	-	2,830	2,830
Issuance of common stock and warrants for cash	9,718,572	2,706,896	-	-	2,706,896
Exercise of common stock warrants for cash	1,041,667	208,334	-	-	208,334
Conversion of convertible debt to common stock	277,778	50,000	-	-	50,000
Net income (loss)	-	-	10,707	(18,034)	(7,327)
Balance September 30, 2020	136,331,642	$20,848,229	$(12,345,684)	$2,962,526	$11,465,071

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2020 and 2019
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(382,028)	$(357,240)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	425,641	429,626
Loss on write off of equipment	9,537	-
Adjustment of inventory to net realizable value	32,098	-
Accretion of asset retirement obligation	7,170	6,757
Stock based compensation	-	190,019
Change in operating assets and liabilities:
Gold sales receivable	13,762	(107,931)
Inventories	(27,019)	15,060
Joint venture receivable	(420)	(4,351)
Other current assets	19,401	(46,091)
Accounts payable and other accrued liabilities	(7,738)	(6,154)
Accrued payroll and related payroll expenses	31,333	19,372
Interest payable to related parties	-	1,688
Net cash provided (used) by operating activities	121,737	140,755

Cash flows from investing activities:
Payment received on note receivable	-	150,000
Proceeds from sale of mineral property		50,000
Purchases of property, plant and equipment	(286,889)	(71,655)
Purchase of mineral property	(798,088)	-
Additions to mineral property	(64,692)	-
Net cash provided (used) by investing activities	(1,149,669)	128,345

Cash flows from financing activities:
Exercise of stock purchase warrants	208,334	-
Proceeds from sale of common stock and warrants net of issuance cost	2,906,896	-
Principal payments on notes payable	(360,640)	(226,232)
Principal payments on notes payable, related parties	(53,434)	(39,180)
Issuance of convertible debt	1,085,000	-
Proceeds from Small Business Administration loan	149,900	-
Contributions from non-controlling interest	24,892	28,212
Net cash provided (used) by financing activities	3,960,948	(237,200)

Net change in cash and cash equivalents	2,933,016	31,900
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$3,150,812	$280,666

Non-cash investing and financing activities:

Deposit on property applied to purchase of mineral property	$25,000	$-
Note payable for equipment purchase	217,000	858,223
Conversion of convertible debt to common stock	50,000	-
Note from related party for equipment purchase	-	50,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

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

At September 30, 2020 and December 31, 2019, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

Accounting Standards Updates Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Auditing Standards Update (“ASU”) No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The update removes, modifies and makes additions to the disclosure requirements on fair value measurements. The update was adopted as of January 1, 2020, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

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

3. Inventories

At September 30, 2020 and December 31, 2019, the Company’s inventories consisted of the following:

	September 30, 2020	December 31, 2019

Gold concentrate	$164,455	$197,862
Materials and supplies	55,612	27,284
Total	$220,067	$225,146

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At September 30, 2020 gold concentrate is carried at net realizable value. At December 31, 2019, gold concentrate inventory is carried at allocated production costs.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. Also, it is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2020, metals that had been sold but not final settled thus exposed to future price changes totaled 1,415 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	September 30, 2020		September 30, 2019
	Three Months	Nine Months	Three Months	Nine Months
Gold	$1,654,334	$4,629,816	$1,979,595	$4,870,402
Silver	2,593	6,881	6,899	14,556
Less: Smelter and refining charges	(100,857)	(355,296)	(133,858)	(339,994)
Total	$1,556,070	$4,281,401	1,852,636	$4,544,964

Sales by significant product type for the three and nine month periods ended September 30, 2020 and 2019 were as follows:

	September 30, 2020		September 30, 2019
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H Metal	$1,476,395	$4,144,583	$1,788,031	$4,390,686
Dore sales to refinery	79,675	136,818	64,605	154,278
Total	$1,556,070	$4,281,401	$1,852,636	$4,544,964

At September 30, 2020 and December 31, 2019, our gold sales receivable balance related to contracts with customers of $292,162 and $305,924, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At September 30, 2020 and December 31, 2019, the Company had the following notes and interest payable to related parties:

	September 30, 2020	December 31, 2019
Ophir Holdings LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $110,835 in February 2022	$163,240	$189,236
H&H Metals, shareholder and concentrate broker, 8% interest, balance due April 2021	-	27,438
Total	163,240	216,674
Current portion	(36,528)	(34,924)
Long term portion	$126,712	$181,750

As of September 30, 2020 and December 31, 2019, there was no accrued interest payable to related parties. Related party interest expense for the three and nine months ended September 30, 2020 and 2019 is as follows.

2020		2019
Three Months	Nine Months	Three Months	Nine Months
$2,537	$8,588	$4,068	$11,497

During 2019, the Company made three $3,000 payments for a total of $9,000 to the Company’s chairman of the board, Del Steiner for consulting purposes. Mr. Steiner retired in July 2019.

All sales of concentrate and the Company’s gold sales receivable are with H&H Metals, owner of 4.5% of the Company’s outstanding common stock. See Note 4.

In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three and nine month periods ended September 30, 2020, interest expense on her note was $504 and $1,238, respectively. See Note 16.

The Company leases office space from certain related parties on a month to month basis. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

2020		2019
Three Months	Nine Months	Three Months	Nine Months
$6,210	$18,630	$6,151	$18,395

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2020 and December 31, 2019, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,830 and $2,410, respectively, for shared operating costs as defined in the JV agreement.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.Earnings per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Such common stock equivalents are included or excluded from the calculation of diluted net income (loss) per share for each period as follows:

	September 30, 2020		September 30, 2019
	Three Months	Nine Months	Three Months	Nine Months
Incremental shares included in diluted net income (loss) per share
Stock options	2,669,034	-	974,484	-
Stock purchase warrants	1,029,486	-	-	-
	3,698,520	-	974,484	-
Excluded in diluted net income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt	5,138,889	5,138,889	-	-
Stock options	-	4,612,500	262,500	8,404,500
Stock purchase warrants	4,859,286	6,641,694	12,900,123	12,900,123
	9,998,175	16,393,083	13,162,623	21,304,623

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(880,175)	(759,617)
Total mill	4,074,247	4,194,805

Building and equipment
Buildings	153,265	143,725
Equipment	3,113,073	2,628,261
	3,266,338	2,771,986
Less accumulated depreciation	(1,115,637)	(818,527)
Total building and equipment	2,150,701	1,953,459

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$7,092,418	$7,015,734

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.Mineral Properties

Mineral properties at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Golden Chest
Mineral Property	$1,539,002	$1,524,002
Infrastructure	253,649	153,970
Total Golden Chest	1,792,651	1,677,972
New Jersey	248,289	248,289
McKinley	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	773,101	-
Less accumulated amortization	(45,658)	(37,683)
Total	$3,242,823	$2,363,018

The Company received a non-refundable down payment of $50,000 toward the sale of the McKinley property in the third quarter of 2019 which was deducted from the carrying value of the mineral property. As of September 30, 2020, negotiations with the interested parties involving this sale continue.

In December of 2019, the Company abandoned its Crown Point property and recognized a loss of $333,333.

In February 2020, the Company purchased property located in Alder Gulch in Shoshone County, Idaho which consists of 368 acres of real property, including patented mining claims with both surface and mineral rights.

10. Notes Payable

At September 30, 2020 and December 31, 2019, notes payable are as follows:

	September 30, 2020	December 31, 2019
Paus 2 yrd. LHD, 48 month note payable, 3.45% interest rate payable through September 2024, monthly payments of $5,181	$230,197	$267,820
Paus 2 yrd. LHD, 60 month note payable, 4.78% interest rate payable through July 2024, monthly payments of $4,847	208,544	-
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	12,268	19,018
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392	-	65,835
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	101,316	124,238
2018 pick-up, 72 month note payable, 9.0% interest rate payable monthly through June 2024, monthly payments of $701	-	30,863
Property with shop, 48 month note payable, 6.49% interest rate payable monthly through August 2023, monthly payments of $707	-	27,624
2008 pick-up, 60 month note payable, 9.0% interest rate payable monthly through June 2023, monthly payments of $562	-	20,088
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	118,778	145,709
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635	-	18,433
CaterpillarAD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	390,781	485,896
Total notes payable	1,061,884	1,205,524
Due within one year	319,294	303,987
Due after one year	$742,590	$901,537

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable, continued

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2020 are as follows:

12 months ended September 30,
2021	$319,294
2022	332,496
2023	296,891
2024	108,063
2025	5,140
Total	$1,061,884

11. Small Business Administration Loans and Grant

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan was forgiven after being used for qualifying expenses under the provisions of the CARES Act prior to the filing of this quarterly financial statement. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the loan that was recognized as grant income in the Company’s consolidated income statement included the original $358,346 in principal and $1,708 in accrued interest.

On May 19, 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020 matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin twelve months from the date of the Note. At September 30, 2020, total accrued interest on the remaining loan is $2,078 which is included in the Small Business Administration loan balance on the consolidated balance sheet.

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

The Company closed a private placement in August 2020. Under the private placement, the Company sold 9,718,573 units at $0.28 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.40 for 24 months.

In July 2020, a holder of convertible debt converted $50,000 of debt to 277,778 shares of common stock.

In the third quarter of 2020 warrants were exercised whereby 1,041,667 shares of common stock were issued for net proceeds of $208,334. In the second quarter of 2019, 1,200,000 warrants were exercised in exchange for 398,575 shares of the Company’s common stock in a cashless warrant exercise.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	14,100,123	0.10-0.20
Exercised	(1,200,000)	0.10
Balance December 31, 2019	12,900,123	0.18-0.22
Issued	5,600,027	0.18-0.40
Expired	(10,816,789)	0.20-0.22
Excised	(1,041,667)	0.20
Balance September 30, 2020	6,641,694	$0.18-0.40

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity, continued

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
666,667	$0.20	November 3, 2020
375,000	$0.18	December 14, 2023
740,741	$0.18	April 21, 2022
4,859,286	$0.40	August 28, 2022
6,641,694	-	-

13. Stock Options

No options were granted in the first nine months of 2020. In June 2019, the board granted 2,100,000 stock options to non-officer employees. These options vested immediately and are exercisable at $0.14 for 3 years. Total stock based compensation recognized on these options was $190,019. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 98.6%, risk-free interest rate of 1.81%, and an expected term of three years.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2018	7,054,500	$0.10-0.18
Granted	2,100,000	0.14
Expired	(3,892,000)	0.10-0.15
Balance December 31, 2019	5,262,500	0.10-0.18
Expired	(650,000)	0.15
Balance September 30, 2020	4,612,500	0.10-0.18
Exercisable at September 30, 2020	4,612,500	$0.10-0.18

At September 30, 2020, outstanding stock options have a weighted average remaining term of approximately 1.06 years and an intrinsic value of approximately $780,000.

14. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019

Balance at beginning of period	$163,369	$154,292
Accretion expense	7,170	6,757
Balance at end of period	$170,539	$161,049

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

16. Convertible Debt

In February 2020, the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.18 per share (4,916,667 shares) prior to the maturity date of the notes. In July 2020, one of the participants converted $50,000 in debt for 277,778 shares of the Company’s common stock.

The Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three and nine month periods ended September 30, 2020, interest expense on her note was $504 and $1,238, respectively.

In July 2020, a current participant was issued a new promissory note for a principal balance of $200,000 which funds were utilized for the purchase of a new jumbo underground drill. The note is collateralized by the drill. The outstanding principal amount of the note bears interest at an annual rate of 6.0% with interest payments due monthly and the unpaid principal due in June 2023. The principal amount of the note is convertible at the option of the note holder into shares of the Company’s common stock at a price of $0.40 per share (500,000 shares) prior to the maturity date of the note.

17.Subsequent Events

In October 2020, holders exercised 666,667 warrants at $0.20 per share of the Company’s common with net proceeds of $133,333.

in November 2020 the Company was notified that the PPP loan funded on April 10, 2020 for $358,346 had been forgiven for qualifying expenses under the provisions of the CARES Act. (Note 11)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt including the 368 acres of patented claims in Alder Gulch purchased in the first quarter of 2020. The Company also added the Roberts Rare Earth project in Lemhi county Idaho in the third quarter of 2020.

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

Highlights during the third quarter of 2020 include:

•The quarter was a largely a transitional time for operations at the Golden Chest. Production from the lower portion of the Idaho Pit had concluded in the 2nd quarter and subsequent development and production began from a nearby area. In addition to moving waste material prior to mining, as anticipated, this portion of the pit was comprised of lower grade material. Typically lower grade ore is combined with higher grade underground ore, however the underground were focused on backfill and new development - and instead of mostly mining ore, a significant amount of time was spent by the underground crews placing cemented rock fill (CRF) in mined out stopes to prepare for mining the lower cuts on those stopes. To better illustrate, a total of 2,920 cubic meters of CRF were placed which was 2.4 times more CRF than was placed in the prior quarter. And the underground mining rate has increased considerably since that work was completed.

•As part of our pivot toward increased underground mining and development, a second crew of underground miners were hired to increase the production rate of the underground mine. Furthermore, additional mining equipment such as a loader and jumbo drill were acquired to facilitate the increased mining rate. A night shift was added just after Labor Day and a significant increase in production has been observed since that time. A total of 5,750 tonnes were mined (mineralized material and waste) in the quarter doubling the previous quarter as well as increasing the backfilling rate as mentioned above. Deepening of the Main Access Ramp (MAR) also started with the addition of the second mining crew. Focus on the Main Access Ramp is critical to underground expansion and given the ongoing potential impact of Covid and development costs we chose this quarter as the time to increase backfill rates while also conducting development on the surface and underground.

•During the quarter, the Company hired a driller and drill helper as its designated in-house drill crew. One of the Company drills is now focusing on the lower reaches of the Katie Dora and Klondike shoots and will expand its focus toward step-out exploration drilling in the coming months.

•For the quarter ending September 30, 2020 a total of 11,440 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 2.18 grams gold per tonne (gpt) with gold recovery of 84.3%. Interestingly, the ball mill feed grade for the quarter was 3.05 gpt gold indicating there may a significant quantity of gold trapped in the grinding circuit. It is planned to clean out the ball mill in the fourth quarter to determine how much gold is trapped in the mill. Gold sales for the quarter were 836 ounces.

•Open pit mining progressed from the 1056 bench to the 1044 bench as production averaged 1,785 tonnes per day.

•As part of its dual-pronged approach, the Company further expanded its strategic Critical Minerals focus with the addition of the Roberts Rare Earth Element (REE) Project, located near its Diamond Creek Project in central Idaho. The Roberts REE Project is comprised of 12 unpatented mining claims covering an area of approximately 89 hectares (219acres). This Project is located within the Mineral Hill Mining District, approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho. Recent sampling by Company geologists returned grades in excess of 12% combined rare earths elements. Similarly, as with NJMC’s Diamond Creek project, REE’s are not the only valuable commodities found on the properties; gold and niobium are also present according to historic information and NJMC sampling, and both may prove to be desirable by-products if these properties advance to production. Recently collected samples from the Roberts property show assays with gold values up to 8.8 grams per tonne (0.25 ounce per ton) and niobium as high as 0.50%.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross loss for the three and a gross profit for the nine month periods ending September 30, 2020 of ($107,237) and $24,033 respectively, compared to a gross profit of $447,185 and $584,649 for the comparable periods in 2019. Gross profit decreased as a result of expected lower gold grades and development of the new open pit area and the transition of underground operations focused on development and expansion.

•Cash costs and all in sustaining costs per ounce increased for the periods ending September 30, 2020 compared to 2019. Cash cost per ounce increased to $1,856 and $1,373 in the three and nine month periods ending September 30, 2020 compared to $927 and $984 in 2019. The all in sustaining costs increased to $2,368 and $1,629 for the periods ending September 30, 2020 compared to $1,071 and $1,146 in 2019 per ounce for the same periods ending September 30, 2019. The increase in per ounce costs in 2020 was the result of expected lower gold grades and development of the new open pit area and the transition of underground operations focused on development and expansion.

•Revenue was $1,556,070 and $4,281,401 for the three and nine month periods ending September 30, 2020 compared to $1,852,636 and $4,544,964 for the comparable periods of 2019. The 2020 decrease was a result of expected lower gold grades and development of the new open pit area and the transition of underground operations focused on development and expansion.

•An operating loss of $342,132 and $686,418 for the three month and nine periods ending September 30, 2020 compared to operating income of $191,852 and loss of $340,741 in the comparable periods of 2019.

•Net loss of $7,327 and $382,028 for the three and nine month periods ending September 30, 2020, respectively, compared to net income of $165,242 and net loss of $357,240 for the three and nine month periods ending September 30, 2019 was the result of expected lower gold grades and development of the new open pit area and the transition of underground operations focused on development and expansion.

•The Company was able to secure Small Business Administration grant income from the CARES Act in 2020 that was not available in 2019 resulting in grant income of $360,054 and $370,054 for the three and nine months periods ending September 30, 2020, respectively, compared to non in 2019.

•Timber revenue increased in 2020 from sale of timber at the Company’s Alder Gulch property.

•Interest expense increased in 2020 compared to 2019 due to greater outstanding debt in 2020 compared to the same period in 2019, in particular new convertible debt and the new Caterpillar haul truck.

•The consolidated net loss for the nine months ended September 30, 2020 and 2019 included non-cash charges as follows: depreciation and amortization of $425,641 ($429,626 in 2019), write off of equipment of $9,537 (none in 2019), accretion of asset retirement obligation of $7,170 ($6,757 in 2019), and stock based compensation of $0 in 2020 ($190,019 in 2019).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three month periods ending September 30, 2020 and 2019.

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

	2020		2019
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$1,663,306	$4,257,368	$1,405,451	$3,960,315
Depreciation and amortization	(156,324)	(425,641)	(158,768)	(429,626)
Change in concentrate inventory	64,526	33,407	49,781	(2,185)
Cash Cost	$1,571,508	$3,865,134	$1,296,464	$3,528,504
Pre-development expense	-	-	51,873	117,440
Exploration	44,613	133,529	55,625	182,830
Sustaining capital	274,199	286,889	19,660	83,612
General and administrative	117,762	308,233	75,971	396,316
Less stock based compensation and other non cash items	(2,426)	(7,170)	(2,286)	(196,776)
All in sustaining costs	$2,005,657	$4,586,614	$1,497,307	$4,111,926
Divided by ounces produced	847	2,816	1,398	3,586
Cash cost per ounce	$1,855.58	$1,372.68	$927.37	$983.97
All in sustaining cost (AISC) per ounce	$2,368.21	$1,628.91	$1,071.05	$1,146.66

Financial Condition and Liquidity

For the Nine Months Ended September 30,
Net cash provided (used) by:	2020	2019
Operating activities	$121,737	$140,755
Investing activities	(1,149,669)	128,345
Financing activities	3,960,948	(237,200)
Net change in cash and cash equivalents	2,933,016	31,900
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$3,150,812	$280,666

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

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan was forgiven after being used for qualifying expenses under the provisions of the CARES Act prior to the filing of this quarterly financial statement. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the loan that was recognized as such in the Company’s income statement included the original $358,346 in principal and $1,708 in accrued interest that was recognized at June 30, 2020.

On May 19, 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020 matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin twelve months from the date of the Note.

At September 30, 2020, total accrued interest on the remaining loan is $2,078 which is included in the Small Business Administration loan balance of the consolidated balance on the consolidated balance sheet.

During the three months ended September 30, 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. The Company is not required to pay this amount back and thus recognized $10,000 as grant income during the period.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2020, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2020, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2020.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. The Company closed a private placement in August 2020. Under the private placement, the Company sold 9,718,572 units at $0.28 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. In July of 2020 277,778 shares of the Company’s stock were issued by a holder of convertible debt at a rate of $0.18 per share in exchange for $50,000 in debt. In the third quarter of 2020 1,041,667 shares were issued in exchange for outstanding warrants for net proceeds of $208,334. In the second quarter of 2019, 1,200,000 warrants were exercised in exchange for 398,575 shares of the Company’s common stock in a cashless warrant exercise.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2020, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.0*Articles of Incorporation of New Jersey Mining Company filed July 18, 1996

3.1*Articles of Amendment filed September 29, 2003

3.2*Articles of Amendment filed November 10, 2011

3.3*Bylaws of New Jersey Mining Company

10.1*Venture Agreement with United Mine Services, Inc. dated January 7, 2011.

10.2*Idaho Champion Resources Lease with Cox dated September 4, 2013

10.3**Rupp Mining Lease dated May 3, 2013

10.4**Mining Lease with Hecla Silver Valley, Inc. Little Baldy prospect dated September 12, 2012

10.5***Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014

10.6Form of Forward Gold Purchase Agreement dated July 13, 2016 between the Registrant and Ophir Holdings LLC and incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 18, 2016.

10.7Form of Forward Gold Purchase Agreement dated July 29, 2016 between the Registrant and Investors and incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 2, 2016.

10.8Registrant’s Grant of Options to Directors and Officers dated December 30, 2016, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017.

10.9Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and exchange Commission on March 7, 2018

10.10Asset Purchase Agreement with Hecla Silver Valley, Inc. to Sell Patented and Un-Patented Mining Claims dated May 18th, 2018 and reported on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 24, 2018.

14*Code of Ethical Conduct.

21*Subsidiaries of the Registrant

31.1****Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(i)Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.

101.INS****XBRL Instance Document

101.SCH****XBRL Taxonomy Extension Schema Document

101.CAL****XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****XBRL Taxonomy Extension Label Linkbase Document

101.PRE****XBRL Taxonomy Extension Presentation Linkbase Document

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

Date November 16, 2020

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: November 16, 2020