Form 10-K
period 2020-12-31
NEW JERSEY MINING CO
filed 2021-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes ☐  No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2020 was $25,057,553.

On March 1, 2021 there were 137,573,309 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS3

GLOSSARY OF SIGNIFICANT MINING TERMS4

PART I6

ITEM 1.  DESCRIPTION OF THE BUSINESS6

ITEM 2.   DESCRIPTION OF PROPERTIES9

ITEM 3.  LEGAL PROCEEDINGS19

ITEM 4.  MINE SAFETY DISCLOSURES20

PART II20

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS20

ITEM 6.  SELECTED FINANCIAL DATA21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                                                                           22

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK23

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                                                                                                                                           45

ITEM 9A.  CONTROLS AND PROCEDURES45

ITEM 9B.  OTHER INFORMATION45

PART III46

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE46

ITEM 11.  EXECUTIVE COMPENSATION47

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                                                                                                                                  49

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE     49

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES50

PART IV51

ITEM 15.  EXHIBITS                                                                                                                                                                51

SIGNATURES52

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

Rare Earth Elements (REE)- The rare earth elements (REE) comprise of 15 elements that range in atomic number from 57 (lanthanum) to 71 (lutetium) on the periodic table. Most of the REE’s are not as rare as the group’s name suggests. Although REE’s are relatively abundant in the Earth’s crust, they are rarely concentrated into mineable ore deposits. These elements are in demand because they are essential for a diverse and expanding array of high-technology applications and emerging alternative energy uses.

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

BUSINESS OF THE COMPANY

General Description of the Business

New Jersey Mining Company (NJMC) was incorporated in the State of Idaho on July 18, 1996. The Company is an established gold producer, with surface and underground mining operations at its 100-percent owned Golden Chest Mine and milling operations at its majority-owned New Jersey Mill and an expanded focus on identifying and exploring Critical Minerals (Rare Earth Minerals). Its business strategy is to grow its asset base and mineral production over time, relying primarily on its in-house skill sets to eventually become a mid-tier gold producer. The Company holds mineral properties in three historic mining districts of Idaho and Montana. Its portfolio of mineral properties includes:

•The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt (MGB) of North Idaho;

•Advanced stage, pre-development surface and underground property, adjacent to the Golden Chest Mine;

•A significant portfolio of early-stage exploration properties within the MGB, many of which include historic gold mines and known gold mineralization;

•USGS recognized Rare Earth Element Resource

oDiamond Creek - third largest REE resource in the US

oRoberts Rare Earth – one the highest grade REE properties in the US

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

During the last two years, the Company has focused its efforts on expanding underground development and production at the Golden Chest Mine with an aggressive focus on consolidating and increasing its land holding within the Murray Gold Belt. With all debt associated with the start-up of operations paid in full, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress combined with the existing infrastructure and development over the last two years has created a solid foundation for continued growth and a base of value regardless of market cycles.

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

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially it could lead to a loss of investor interest in the mineral exploration sector, which would make it more difficult to raise the capital necessary for the Company to move exploration and development plans forward.

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

Number of Total Employees and Number of Full Time Employees

The Company's total number of full time employees is 31.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2021. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

MONTANA
GOLDEN CHEST MINE
Buckskin
Alder Gulch
New Jersey Mill
Giant Ledge
Butte Gulch
Potosi
Eastern Star
BUTTE HIGHLANDS MINE
Roberts REE
Diamond Creek REE
IDAHO

Figure 1 - Project Location Map

GOLDEN CHEST MINE

Figure 1 - Photo of Golden Chest Mine in February 2020

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

Property Ownership

NJMC owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The Company consolidated its ownership in December 2015, purchasing Marathon Gold Corporation’s (“Marathon”) 52.22% stake in Golden Chest LLC for $180,000 along with a 2% NSR on production from the Golden Chest property, as well as an adjacent Area of Interest. Golden Chest LLC purchased the mine from Metaline Contact Mines and J.W. Beasley Interests for $3.75 million.

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

Newmont Exploration Ltd. followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980s. A geochemical survey yielded soil samples from the mine area that were anomalous in both gold and arsenic, indicating a well-developed vein system. Newmont then drilled 35 shallow reverse-circulation and five core holes, establishing an historic resource, most of which is related to the Idaho Vein system on the southern end of the property.

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

Current Underground Operations

During 2020, NJMC mined a total of 12,190 tonnes of ore at an average grade of 5.98 gpt gold. This production came from the 888, 842, and 836 stopes. Underhand drift and fill is the mining method and cemented rock fill (CRF) utilizing waste rock mixed with cement slurry is used for backfill. A total of 1,828 cubic meters of backfill were placed during the year and 75 meters of development were completed as well. The company added a second 2-cubic meter LHD and a second drill jumbo in the third quarter. A second mining crew was added in the third quarter to complement the added equipment and increase the mining rate in the stopes and begin the downward development of the Main Access Ramp (MAR) to lower ore reserves. A wireless communication system was also installed at the mine which will resulted in increased operational efficiency and safety.

Current Open-Pit Operations

In 2020, NJMC continued its open pit mining operation which commenced in August of 2016. Mining advanced from the 1059 bench to the 1032 bench. A total of 27,690 tonnes of ore at average grade of 1.73 gpt gold and 248,013 tonnes of waste were mined during the year resulting in stripping ratio of 9.1. Ore tonnes and grade in the Klondike Pit were lower than expected because of historic stopes in the Klondike where high grade material had been mined out by the old-timers.  These stopes were unmapped so therefore unexpected.

Exploration Plans

Modern exploration, including nearly 30,000 meters of drilling, reveals six NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Excellent mineralization potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. The Company’s core drilling rig was restarted in the fourth quarter of 2020 with drilling on the north end of the property in the Katie-Dora area. This hole intercepted three narrow quartz veins with an average true thickness of 20 centimeters with gold grades ranging from 10 to 75 gpt gold.

Core drilling totaling 6,000 meters is planned for 2021 using both a contractor drill rig and the company’s drill rig.  Drilling is planned to explore the mineralized envelope around the Idaho fault at depth below existing drill intercepts in the Joe Dandy, Paymaster, and Skookum areas.

Present Condition of Plant & Equipment

During the lease, Gold Hill made many improvements to the Golden Chest property including approximately 1,000 meters of underground development at a nominal cross section of 4 meters by 4 meters, installation of a 3-phase electrical service, and a new haul road to keep mine traffic separate from employee and visitor traffic. NJMC constructed a 2,100 square-foot steel-frame shop building in 2020 near the main portal. A 2,500 square-foot steel-clad pole building was constructed in 2011 and is used primarily for office space and core logging. A 600 square-foot steel-clad pole building, constructed by NJMC in 2005, is also present near the northern ramp portal.

Geology & Mineralization

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The mineralization occurs as gold- quartz veins associated with an orogenic deposit type. The orogenic system at the Golden Chest appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principal vein being exploited at the Golden Chest Mine is associated with the Idaho Fault, which juxtaposes the quartzites of the upper Prichard Formation against finer-grained argillites, also of the upper Prichard Formation.

Veins occur adjacent to the Idaho Fault both in its footwall, and in its hangingwall. The mineralization occurs in two types of quartz veins, banded and massive. These veins are generally conformable to bedding in the Proterozoic age Prichard Formation. The banded veins, which occur primarily in argillite, contain, pyrite, arsenopyrite, galena, sphalerite and visible gold. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

The Company completed a mine reserve estimate for the year ending December 31, 2020. A block model was completed using Vulcan software and an inverse-distance squared methodology for the underground mine. The underground reserves calculated are entirely in the Skookum shoot where sample density and mining experience gave enough confidence that grades could be reasonably predicted. The composite database consisted of 1,028 muck sample composites on 2.7 meter centers (each round is sampled by a miner), 691 jackleg longhole samples on 1.22 meter centers, and 6,670 core hole composites composited on 3 meter centers using a run length method. Economic parameters such as mining costs, milling costs, metallurgical recovery, mining dilution, and gold payment under smelter contracts were obtained from the Company’s recent operating history and applied to the reserve calculation exercise.

The reserve was calculated by mining engineer Andrew Brackebusch, EIT under the supervision of Grant Brackebusch, P.E. who is the qualified person.

Classification	Tonnes	Gold Grade (gpt)
Proven	42,500	5.17

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

Present Condition of Plant & Equipment

Mill Expansion and Crescent Ore Processing

The mill expansion was completed in 2012, rendering the mill capable of processing 360 tonnes of sulfide ore per day to produce a single flotation concentrate. The expansion cost approximately $3.2 million, all of which was funded by UMS under terms of the JV (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4-meter by 4.0-meter ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building. Subsequent to the mill expansion, the New Jersey Mill processed 8,470 dry tonnes of silver ore from the Crescent Mine before operations ended.

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

Current Ore Processing Operations

NJMC now has 100-percent ownership of the Golden Chest Mine. In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open and underground of the Golden Chest. In 2020, the New Jersey Mill processed 39,880 tonnes at an average head grade of 3.03 gpt gold with 88% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 162,674 tonnes.

The mill recycles process water and utilizes a paste tailings disposal process patented by NJMC founder Fred Brackebusch to minimize impacts to the environment. By implementing paste tailings processing methods, NJMC is able to recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. NJMC was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality in 2014 for its efforts to reduce pollution at the mill. The Company is planning to permit an expansion of its existing tailings storage facility, TSF #1.

As of December 31, 2020, the Company had a net capital cost of $4,040,327 associated with the New Jersey Mill.

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

NJMC anticipates progress in regard to BHJV (not the mine or operations) this year and is cooperating with its partner to advance and or consolidate ownership in 2021. The partner maintains management control and all plans are subject to their approval and direction.

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

NEW JERSEY MINE PROJECT

Property Location

The New Jersey Mine is an underground gold mine located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mine is adjacent to U.S. Interstate Highway 90 and is easily accessed year-round by local roads. The New Jersey Mill is located on the same property. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

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

Present Condition, Work Completed, and Exploration Plans

Since 2001, NJMC has drilled 14 holes totaling 1,765 meters to explore the Coleman Vein and associated zones. Drilling confirmed vein system continuity and resulted in the discovery of the broad, low grade (averaging about 0.70 gpt gold) Grenfel zone. The Company’s best intercept of the Coleman vein assayed 2.76 gpt gold over 12.5 meters, which included 6.80 gpt gold over 2.5 meters.

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

In 2010, a raise was driven upward on the 740 level to explore a narrow high-grade vein that crosscut the main Coleman Vein. This raise was driven 12 meters vertically, leading to the extraction of 367 tonnes that assayed 2.68 gpt gold in processing at the New Jersey Mill.

NJMC has not conducted material work at the New Jersey Mine since 2010, and has no plans for exploration in 2021, With the New Jersey Mill actively processing ores from the Golden Chest Mine and the increase in the gold price, the potential economics of nearby gold prospects has improved significantly.

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the project has no mineral reserves as recognized by the SEC.

As of December 31, 2020, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

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

ALDER GULCH PROJECT

Property Location

The Alder Gulch Project is located just north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt road from paved Forest Highway 9. The property is a gold exploration project without known reserves.

Property Ownership

The Alder Gulch Project is comprised of 368 acres of patented mining claims having both surface and mineral rights.  There is no underlying royalty attached to the Alder Gulch property. The acquisition of this project was funded by the issuance of secured convertible promissory notes (the “Notes”) with an aggregate principal amount of US $885,000. The land is the security underlying the Notes. The outstanding principal amount of the Notes will bear interest at an annual rate of 8.0% for a term of three years. The principal amount of the Notes will be convertible at the option of the investors for common shares of the Company at a price of US $0.18 for per common share prior to the maturity date of the Notes. Interest only payments shall be made on the Notes payable and the Company may prepay the Notes in whole or in part without written consent of the investors.

Property History

The Alder Gulch land was originally patented in the 1880’s due to its gold potential and has changed ownership only a couple of times since Idaho statehood in 1890. It was held in the same family for nearly 100 years. Timber harvesting was the main activity occurring on the property in the last century. There is no evidence of modern mineral exploration on the property, but there is evidence of placer mining of gravel deposits left by an ancient river channel along the hillside. There is also evidence of historic prospect pits and exploration adits on the Alder Gulch property.

Present Condition, Work Completed, and Exploration Plans

In 2020, the Company conducted surface sampling, geologic mapping, trenching, and a ground-based magnetic survey. Also in 2020, a LIDAR survey was completed from Alder Gulch to the Golden Chest providing a detailed contour map of the surface on 1-meter intervals. This mapping will be an important tool for future gold exploration. A minor amount of logging also took place on the property in 2020. The Company is planning more exploration in 2021 including geologic mapping, trenching, sampling, geophysics, and core drilling.

Geology and Mineralization

The bedrock geology at the Alder Gulch Project is composed of siltite, argillite and quartzite belonging to the Proterozoic Prichard Formation and intrusive rocks of unknown age. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault which bisects the property. The ancient stream channel of auriferous gravels, the original justification for granting of the mining patent, extends across the Alder Gulch land from the northeast to the southwest. Gold mineralization is exposed through the gravel cover in numerous prospects, like on the Evans claim where a hydrothermally altered gold bearing intrusive sill barely outcrops above the gravels. The sill contains disseminated pyrite and galena with numerous quartz vein stringers mineralized with chalcopyrite, galena and gold bearing tellurides. A select sample from this sill assayed 4.75 gpt gold, 15.65 gpt silver, 2.2 % lead and 7.96 ppm tellurium.

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

Present Condition, Work Completed, and Exploration Plans

In 2019, the Company conducted exploration efforts in the Buckskin area with trenching mapping/sampling, road building, reopening historic underground workings, and underground mapping/sampling. The Company conducted additional field work in 2020 such as mapping, trenching, and ground based magnetic surveys. More geophysics and sampling are planned for 2021 and drilling may follow.

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

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property adjacent to the Golden Chest Mine. The property vendor has retained the placer mining rights in the bottom of the drainage on the patented claims and conducted placer mining activity last year. NJMC has no affiliation or connection with the placer mining operation. Two historic adits have been reopened for mapping and sampling. Additionally, areas have been rock sampled where current placer operations have uncovered altered bedrock. More geologic fieldwork is planned for the upcoming 2021 season to explore for gold mineralization.

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

GIANT LEDGE PROJECT

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

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage prospect east of the Golden Chest Mine. Although no significant work was performed at Giant Ledge during the 2009-2020 period, the Company is preparing to resume exploration efforts in 2021.

Geology & Mineralization

The primary structural feature on the Giant Ledge property is the French Gulch fault. The fault contact extends through the property, separating monzonitic intrusive rocks on the west, from Prichard Formation’s argillite and quartzites on the east. Structurally controlled mineralization is found in both, the contact between argillite-quartzite sediments and in the monzonite. Seams and disseminations of auriferous pyrite, galena and chalcopyrite are found up to 10 meters into the footwall and hangingwall.

POTOSI PROPERTY

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

Present Condition, Work Completed, and Exploration Plans

Minor reclamation work, road improvements and timber harvesting was conducted in 2019, In 2020, the Company completed the remaining reclamation of surface disturbance caused by a previous operator. There are no exploration plans for 2021.

Geology & Mineralization

Host rocks at the property are siltites and argillites of the Prichard Formation. Geologic mapping suggests fault structures associated with the Crown Point Shear Zone may cross the property.

McKINLEY-MONARCH PROJECT

Property Location

The McKinley-Monarch property encompasses a number of historic prospects in central Idaho and extends, from the town of Riggins northward for nearly five miles. The property is an early-stage, gold exploration project accessed via public and private dirt roads off of US Highway 95. The property is without known ore reserves.

Property Ownership

In 2013, NJMC acquired the McKinley-Monarch property through its acquisition of Idaho Champion Resources (“ICR”). The Company also holds 28 unpatented claims, totaling 560 acres, adjacent the 4 patented claims of the McKinley Mine (not owned by the Company). These claims require an annual claim fee payment to the BLM.

Property History

The McKinley-Monarch property is located in the Simpson Mining District and was first prospected in 1891. The property was subject to intermittent mining activity until it was shut down during WWII. The property remained largely dormant until Hunt Energy executed a sampling program in the late 1970’s and Kennecott Exploration completed a property evaluation in the early-1990s. In 2012, ICR started surface exploration of the property, including a ground magnetic survey, before the acquisition by NJMC in 2013.

ICR previously conducted ground magnetic survey over a large portion of the property, approximately 2.4 by 5.6 kilometers. The survey indicates that potentially major structures passing through the district are associated with some degree of demagnetization. It also appears to indicate the potential mineralization at the McKinley-Monarch property along with several potential target areas, including historic mines and prospects that extend for several miles along the known trend.

Present Condition, Work Completed, and Exploration Plans

Surface mapping and sampling by NJMC identified an area with significant gold mineralization in outcrop: the Monarch Zone, about one kilometer S-SW of the McKinley Mine. At the Monarch Zone, several samples returned high-grade gold with values up to 26 gpt. There are no exploration plans for 2021.

Geology and Mineralization

The McKinley-Monarch project is located within the rocks of the Riggins and Seven Devils Groups, a remnant of a subducted island-arc complex. The metasediments of the accreted Riggins and Seven Devils Groups are considered to be the source of coarse gold found in the nearby historic placer operations. Mapping and geophysics both suggest major northerly trending fault structures cut these metasediments. Rock alteration consists of carbonization and silicification. Gold mineralization is associated with auriferous pyrite and quartz-carbonate veining.

EASTERN STAR PROJECT

Property Location

The Eastern Star property is located about four miles west of Elk City in central Idaho. It consists of 11 patented lode mining claims (220 acres) acquired by NJMC in 2014 and an additional 45 unpatented lode claims (413 acres) located in 2018. Eastern Star is an early-stage exploration project with no mineral reserves as recognized by the SEC. The property is accessible via improved dirt roads off of Idaho State Highway 14.

Property Ownership

NJMC acquired fee simple title to the 11 patented claims (220 acres) from Premium Exploration Inc. (“Premium”) for $250,817 in 2014. The Company also holds the 45 unpatented lode claims (413 acres) surrounding the core group of patented claims. All of the Eastern Star claims are wholly owned by the Company and not subject to a royalty. The unpatented claims require an annual claim fee payment to the BLM.

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

Although no significant work was performed at Eastern Star during the 2015-2020 period, the Company is preparing to resume exploration efforts in 2021. The Company’s exploration objective at Eastern Star is to evaluate the potential of these high-grade gold-bearing quartz veins for development and production.

Geology & Mineralization

The Eastern Star property is underlain by extensively weathered, high grade metamorphic rocks such as biotite gneiss and schist, intruded by felsic dikes and sills emanating from the Idaho Batholith. Two types of gold mineralization are present at the Eastern Star property. The first is the large, low-grade, bulk tonnage mineralization associated with the northerly trending Orogrande Shear Zone, and the second is the easterly trending high-grade gold quartz veins.

DIAMOND CREEK RARE EARTH PROJECT

Property Location

The Diamond Creek REE Project covers approximately 1,040 acres and is comprised of 52 unpatented mining claims. It is located in the Eureka Mining district, approximately 13 kilometers (8 miles) north-northwest of the town Salmon, Idaho. The property is accessed by a dirt road known as the Diamond Creek road. The Diamond Creek Project is an exploration stage property with no mineral reserves as recognized by the SEC.

Property Ownership

The unpatented lode claims are wholly owned by the Company and there are no underlying royalties. The unpatented claims require an annual claim fee payment to the BLM.

Property History

The area was historically prospected for gold until 1949 when its unique geologic setting was recognized by the United States Geologic Survey (USGS) and the Idaho Geological Survey. In the early 1950’s the U.S. government sponsored country-wide exploration for nuclear power related raw materials. This campaign resulted in the discovery of thorium in areas of Lemhi County, including the REE occurrence in the Diamond Creek area. Several other companies have undertaken minor rare earths exploration programs on the property including one stage of limited core drilling.

Present Condition, Work Completed, and Exploration Plans

The Company staked the claims that make up the property in early 2020. Some surface exploration activities including mapping and sampling were completed in 2020. Additionally, the Company submitted a Plan of Operations (POO) to the USFS for a core drilling program. The POO is currently under review by the USFS.

Geology & Mineralization

The REE mineralization at Diamond Creek is found in quartz veins over a large area approximately 3.2 km long and 0.8 km wide. There are at least eight known veins and they range in width from 0.15 to 7.6 m in thickness. Vein widths appear best developed in the metasediments and can be traced on the surface for distances ranging from 33.5 to 780 m.

Samples taken by NJMC show REE oxide contents ranging from 0.59 to 5.51 percent. Work by the USGS in 1979 reported three samples cut across one of the larger veins were assayed for gold and contained 0.5, 2.4 and 11.9 grams per tonne. Down-dip extensions of these mineralized veins have never been sufficiently tested. Historical reports indicate two short core holes have been completed with some significant REE mineralization noted.

ROBERTS RARE EARTH PROJECT

Property Location

The Roberts Rare Earth Element Project is comprised of 12 unpatented mining claims covering an area of approximately 219 acres. This Project is located within the Mineral Hill Mining District, approximately 48 kilometers (30 miles) northwest of Salmon, Idaho. Access to the property is via National Forest Road 036 (Indian Creek Road).

Property Ownership

The unpatented lode claims covering the Roberts Rare Earth Project are wholly owned by the Company and are not subject to any underlying royalties. Annual claim fees are due to the BLM to maintain the validity of an unpatented mining claim.

Property History

The Mineral Hill district was historically prospected in the early 1900’s for gold and copper. Rare earth element (REE) mineralization was first discovered in the early 1950’s. Studies conducted by A. T. Abbott (1954) and A. L. Anderson (1958) from the Idaho Geological Survey, and E. P. Kaiser (1956) with the USGS, pioneered recognition of these REE occurrences. Abbott reported cutting a 2.5-foot sample across the Roberts Lode which returned 21.5-percent combined rare earth oxides and thoria.

Present Condition, Work Completed, and Exploration Plans

The Company staked the claims that make up the property in early 2020. Some surface exploration activities including mapping and sampling were completed in 2020. Sampling by Company geologists returned assays of combined rare earths elements in excess of 12%. Similarly, as with NJMC’s Diamond Creek project, REE’s are not the only valuable commodities; gold and niobium may also be profitable by-products.  Recently collected samples at the Roberts property have gold assays up to 8.8 grams per tonne (0.25 ounce per ton) and niobium as high as 0.50-percent.  Exploration plans geologic mapping, sampling and geophysical surveys.  An exploration drill program is being planned for submittal to the USFS.

Geology & Mineralization

The REE mineralization at the Roberts Project is associated with a unique group of igneous rocks known as carbonatites. Carbonatites are carbonate rocks sourced from magmatic origins, with primary carbonate compositions exceeding 50%. The Roberts Project contains two of the eight known carbonatite occurrences within the Mineral Hill District. The first carbonatite can be found in a northwest-trending seam which measures approximately 400 meters (1,300 feet) long and 90 meters (300 feet) wide; the second occurrence occurs as a small carbonatite plug, measuring about 200 meters in diameter.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2020, the Company had one citation for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and affect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock currently trades on the OTCQB tier of the OTC Market under the symbol "NJMC".

As of March 1, 2021, there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the board	1,600,000	$0.14	0
Equity compensation plans not approved by the board	0	0	0
Total	1,600,000	$0.14	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the OTC Market.

The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. The Company closed a private placement in August 2020. Under the private placement, the Company sold 9,718,572 units at $0.28 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.40 for 24 months. The transactions were strictly limited to persons who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. No shares of the Company’s common stock were issued for cash in 2019.

In July of 2020, 277,778 shares of the Company’s stock were issued to a holder of convertible debt at a rate of $0.18 per share in exchange for $50,000 in debt. No shares of the Company’s common stock were issued in exchange for convertible debt in 2019.

In the third quarter of 2020, 1,041,667 shares were issued in exchange for outstanding warrants for net proceeds of $208,334. In the fourth quarter of 2020, 666,667 shares were issued in exchange for outstanding warrants for net proceeds of $133,333.

In the fourth quarter of 2020 25,000 shares were issued in exchange for outstanding options at a rate of $0.18 per share for net proceeds of $4,500.

In the fourth quarter of 2020, the Company issued 550,000 shares of its common stock in exchange for 1,125,000 outstanding options in a cashless option exercise. Of these, 500,000 shares with a fair value at the time of exercise of $125,000 were issued to management and the remaining 50,000 shares with a fair value at the time of exercise of $15,000 were issued to other employees.

In the second quarter of 2019, the Company issued 398,575 shares of its common stock in exchange for 1,200,000 outstanding warrants in a cashless warrant exercise. The fair value at the time of exercise was $59,680.

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional gold exploration prospects, including the McKinley-Monarch and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt. Recently, the Company added two rare earth element properties in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles.

Highlights for 2020 include:

•For the year ending December 31, 2020 39,880 dry metric tonnes (dmt) were processed at the Company’s New Jersey Mill with an average gold head grade of 3.03 grams per tonne gold (gpt).

•NJMC produced a total of 3,755 ounces of gold contained in concentrates.

•Mined 27,690 tonnes of ore from the open pit at an average grade of 1.73 gpt gold with an average stripping ratio of 9.1 and an average daily mining rate of 1,480 tonnes per day (tpd). Tonnes and grade were lower than expected because of unmapped historic stopes where the old-timers mined portions of the veins.

•Mined 12,190 tonnes of ore from the underground mine at an average grade of 5.98 gpt gold, placed 1,828 cubic meters of cemented rockfill (CRF) and completed 75 meters of Main Access Ramp (MAR) to access new stopes.

•Added additional mining equipment and a second crew of miners in the third quarter of 2020 to increase underground mine production and initiate underground development of the Main Access Ramp. A wireless communication system was also installed underground to improve communication and safety.

•Added two rare earth element properties in central Idaho to its portfolio, the Diamond Creek and Roberts Projects.

•Acquired the Alder Gulch Project which contains 368 acres of patented, prospective land just west of the Golden Chest.

Results of Operations

Our financial performance for the years ended December 31, 2020 and 2019 is summarized below:

•Revenue from gold concentrate sales was $5,674,947 for the year ending December 31, 2020 compared to $6,119,512 for the comparable period in 2019. The decrease in revenue from mining operations is the result of fewer tonnes processed at the mill due to less tonnes and lower grade mineralized material being mined in the open pit in 2020 compared to 2019.

•Gross profit in 2020 was $67,546 compared to a gross profit of $738,548 in 2019 also because of fewer tonnes and lower grade mineralized material being mined in the open pit in 2020 compared to 2019.

•The Company had a net loss of $739,939 in 2020 compared to a net loss of $726,507 for the same period in 2019.

•The consolidated net loss included non-cash charges of $236,493 ($1,112,434 in 2019) as follows: depreciation and amortization of $575,671 ($580,005 in 2019), accretion of asset retirement obligation of $9,632 ($9,077 in 2019), stock based compensation of none ($190,019 in 2019), loss on abandonment of mineral property of none ($333,333 in 2019), loss on write off of equipment $9,536 (none in 2019), gain on forgiveness of CARES Act loan of $358,346 (none in 2019).

•Net loss attributable to New Jersey Mining Company was $642,876 and $609,605 in the years ended December 31, 2020 and 2019, respectively.

•Pre-development expenses decreased in 2020 compared to 2019 as the underground operations were commenced.

•Exploration expenses increased in 2020 compared to 2019 as funds became available. These exploration costs were primarily associated with core drilling and rare earth exploration.

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2020 and 2019. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 91% of ounces produced after smelting and refining charges are deducted.

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

	December 31,
	2020	2019
Cost of sales and other direct production costs and depreciation, depletion and amortization	$5,607,401	$5,380,964
Depreciation, depletion, and amortization	(575,671)	(580,005)
Change in concentrate inventory	(177,391)	(42,077)
Cash Cost	$4,854,339	$4,758,882
Pre-development expense	-	117,440
Exploration	303,291	214,924
Sustaining capital	515,742	95,220
General and administrative	397,315	453,958
Less stock based compensation and other non cash items	(9,632)	(199,096)
All in sustaining costs	$6,061,055	$5,441,328
Divided by ounces produced	3,755	5,060
Cash cost per ounce	$1,292.77	$940.49
All in sustaining cost (AISC) per ounce	$1,614.13	$1,075.36

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2020	2019
Operating activities	$(482,418)	$206,407
Investing activities	(1,593,541)	79,780
Financing activities	4,398,108	(317,157)
Net change in cash and cash equivalents	2,322,149	(30,970)
Cash and cash equivalents, beginning of period	217,796	248,766
Cash and cash equivalents, end of period	$2,539,945	$217,796

The Company has accumulated deficit of approximately $12.7 million at December 31, 2020 and incurred a consolidated net loss in 2020 of $739,939. The Company’s working capital at December 31, 2020 is $2,226,162. The Company is currently producing from the open-pit and underground at the Golden Chest. During 2020, production generated negative cash flow from operations of $482,418 compared to positive cash flow used in operations of $206,407 in 2019. Planned production for the next 18 months indicates a positive cash flow from operations will be renewed as underground mining overtakes the open pit as the primary source of mineralized material. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it has the ability to meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Jersey Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Ore Reserves on Mineral Properties

As discussed in Note 2 to the consolidated financial statements, the Company’s ore reserves are estimated by management’s specialists based on the amount of metals that could be economically and legally extracted or produced at the time of the reserve determination. Management’s calculations of ore reserves are based on financial, engineering and geological estimates, including future metals prices and operating costs.

We identified the assessment of the impact of ore reserves as a critical audit matter. Costs of developing ore reserves are capitalized and amortized using the units-of-production method over estimated recoverable reserves. Reserves also serve as the basis for assessing the recoverability of the carrying value of Company’s mineral properties.

The reserve estimates are based on several significant assumptions that are developed internally by management’s specialists, including the amount of metals to be extracted, future operating costs, and estimated future capital expenditures. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s process for determining estimates of mineralized material, including drilling, sampling and assaying data.

•Analyzing the objectivity, experience, and qualification of the Company’s mine engineers.

•Evaluating the reasonableness of the reserves estimate by reviewing management’s assessment of historical drilling, sampling, and assaying activities, which are used in the estimate of proven and probable reserves.

•Assessing the reasonableness of management’s determination of future operating costs and estimated future capital expenditures through comparison to current and past performance at the mine site, including evaluating against evidence obtained in other areas of the audit.

Assure CPA, LLC (formerly DeCoria, Maichel & Teague, P.S.)

We have served as the Company's independent auditor since 2003.

Spokane, Washington

March 31, 2021

New Jersey Mining Company

Page

Consolidated Balance Sheets, December 31, 2020 and 2019  27

Consolidated Statements of Operations for the years ended

December 31, 2020 and 2019  28

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019  29

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019  30

Notes to Financial Statements31-44

New Jersey Mining Company Consolidated Balance Sheets December 31, 2020 and 2019
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,539,945	$217,796
Gold sales receivable	264,779	305,924
Inventories	402,537	225,146
Joint venture receivable	4,177	2,410
Other current assets	224,063	158,833
Total current assets	3,435,501	910,109

Property, plant and equipment, net of accumulated depreciation	7,227,144	7,015,734
Mineral properties, net of accumulated amortization	3,455,233	2,363,018
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	12,863	25,000
Total assets	$14,669,061	$10,852,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$687,331	$529,235
Accrued payroll and related payroll expenses	143,485	80,402
Notes payable related parties, current portion	37,078	34,924
Notes payable, current portion	339,704	303,987
Small Business Administration loan and interest, current portion	1,741	-
Total current liabilities	1,209,339	948,548

Asset retirement obligation	173,001	163,369
Notes payable related parties, long term	117,234	181,750
Convertible debt	1,010,000
Convertible debt-related party	25,000
Notes payable, long term	709,072	901,537
Small Business Administration loan and interest, long term	161,251	-
Total long term liabilities	2,195,558	1,246,656

Total liabilities	3,404,897	2,195,204

Commitments (Note 6)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 137,573,309 and 123,812,144 shares issued and outstanding, respectively	20,986,062	17,682,999
Accumulated deficit	(12,672,786)	(12,029,910)
Total New Jersey Mining Company stockholders’ equity	8,313,276	5,653,089
Non-controlling interest	2,950,888	3,003,888
Total stockholders' equity	11,264,164	8,656,977

Total liabilities and stockholders’ equity	$14,669,061	$10,852,181

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations For the Years Ended December 31, 2020 and 2019

	2020	2019

Revenue-gold sales	$5,674,947	$6,119,512

Cost of sales:
Cost of sales and other direct production costs	5,031,730	4,800,959
Depreciation and amortization	575,671	580,005
Total cost of sales	5,607,401	5,380,964

Gross profit	67,546	738,548

Other operating expenses:
Pre-development expenses	-	117,440
Exploration	303,291	214,924
Loss on write off of equipment	9,536	-
Loss on abandonment of mineral property	-	333,333
Management	169,493	153,484
Professional services	183,017	151,434
General and administrative	397,315	453,958
Total other operating expenses	1,062,652	1,424,573

Income (loss) from operations	(995,106)	(686,025)

Other (income) expense:
Gain on forgiveness of CARES Act loan	(358,346)	-
Timber revenue	(49,798)	(13,235)
Timber expense	3,494	1,963
Interest income	(1,696)	(33,017)
Interest expense	151,179	84,771
Total other (income) expense	(255,167)	40,482

Net income (loss)	(739,939)	(726,507)

Net income (loss) attributable to non-controlling interest	(97,063)	(116,902)
Net income (loss) attributable to New Jersey Mining Company	$(642,876)	$(609,605)

Net income (loss) per common share-basic and diluted	$0.00	$0.00

Weighted average common shares outstanding-basic and diluted	128,772,206	123,658,174

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2020 and 2019
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance, December 31, 2018	123,413,569	$17,492,980	$(11,420,305)	$3,073,232	$9,145,907
Contribution from non-controlling interest in Mill JV	-	-	-	47,558	47,558
Issuance of common stock for cashless warrant exercise	398,575	-	-	-	-
Stock based compensation	-	190,019	-	-	190,019
Net income (loss)	-	-	(609,605)	(116,902)	(726,507)
Balance, December 31, 2019	123,812,144	17,682,999	(12,029,910)	3,003,888	8,656,977

Contribution from non-controlling interest in Mill JV	-	-	-	44,063	44,063
Issuance of common stock for cash and warrants net of issuance costs	11,200,053	2,906,896	-	-	2,906,896
Issuance of common stock for options exercised	25,000	4,500	-	-	4,500
Issuance of common stock for warrants exercised	1,708,334	341,667	-	-	341,667
Issuance of common stock for cashless option exercise	550,000	-	-	-	-
Conversion of convertible debt to common stock	277,778	50,000	-	-	50,000
Net income (loss)	-	-	(642,876)	(97,063)	(739,939)
Balance, December 31, 2020	137,573,309	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows For the Years Ended December 31, 2020 and 2019

	2020	2019

Cash flows from operating activities:
Net income (loss)	$(739,939)	$(726,507)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	575,671	580,005
Accretion of asset retirement obligation	9,632	9,077
Stock based compensation	-	190,019
Loss on abandonment of mineral property	-	333,333
Loss on write off of equipment	9,536	-
Gain on forgiveness of CARES Act loan	(358,346)	-
Change in operating assets and liabilities:
Gold sales receivable	41,145	(231,251)
Inventories	(177,391)	(42,077)
Joint venture receivable	(1,767)	(359)
Other current assets	(65,230)	(55,610)
Accounts payable and accrued expenses	161,188	127,734
Accrued payroll and related payroll expenses	63,083	22,043
Net cash provided (used) by operating activities	(482,418)	206,407
Cash flows from investing activities:
Purchases of property, plant and equipment	(502,879)	(95,220)
Additions to mineral properties	(1,077,799)	-
Deposit on mineral property	-	(25,000)
Deposit on equipment	(12,863)	-
Proceeds from sale of mineral property	-	50,000
Payment received on note receivable	-	150,000
Net cash provided (used) by investing activities	(1,593,541)	79,780
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	2,906,896	-
Proceeds from exercise of warrants	341,667
Proceeds from exercise of stock options	4,500	-
Principal payments on notes payable	(439,902)	(294,562)
Principal payments on notes, related parties	(62,362)	(70,153)
Issuance of convertible debt	1,085,000	-
Proceeds from Small Business Administration loans	518,246	-
Contributions from non-controlling interest	44,063	47,558
Net cash provided (used) by financing activities	4,398,108	(317,157)
Net change in cash and cash equivalents	2,322,149	(30,970)
Cash and cash equivalents, beginning of year	217,796	248,766
Cash and cash equivalents, end of year	$2,539,945	$217,796
Supplemental disclosure of cash flow information:
Interest paid in cash	$148,086	$84,771
Non-cash investing and financing activities:
Deposit applied to purchase of equipment and mineral property	$25,000	$11,958
Notes payable for equipment purchase	283,154	858,223
Note from related party for equipment purchase	-	50,000
Conversion of convertible debt to common stock	50,000	-

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Consolidated Financial Statements

1. Description of Business

New Jersey Mining Company (“the Company”) was incorporated as an Idaho corporation on July 18, 1996. The Company's primary business is exploring for, developing, and extracting gold, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho and extending into Western Montana. The Company is currently focused on mining and milling ore from the Golden Chest property. It is also evaluating new mineral investment and development opportunities in the western United States.

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

At December 31, 2020 and 2019, the Company’s percentage ownership and method of accounting for each joint venture is as follows:

	December 31, 2020			December 31, 2019
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost

Non-controlling Interest

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, depreciation lives and methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of gold sales, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

New Jersey Mining Company

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

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

Inventories

Inventories include concentrate inventory and supplies inventory. Concentrate inventory is valued at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, royalties, and milling costs including applicable overhead, depreciation, depletion and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process. Supplies inventory is stated at the lower of first-in, first-out weighted average cost or estimated net realizable value.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2020 and 2019, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, notes payable to related parties, notes payable, and the Small Business Administration loan approximate their fair values. The fair value of the convertible notes payable at December 31, 2020 is $1,336,111 based on the convertible rate and the trading price of the Company’s stock at December 31, 2020.

New Jersey Mining Company

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2020 and 2019, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	December 31, 2020	December 31, 2019
Stock options	2,100,000	5,262,500
Stock purchase warrants	5,975,027	12,900,123
Convertible debt	5,138,889	-
Total	13,213,916	18,162,623

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2020 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders' equity, or cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. These deposit balances may at times exceed federally insured limits. No losses have been recognized as a result of these balances.

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

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drift, ramps and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

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

2. Summary of Significant Accounting Policies (continued)

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

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2020 and 2019, the Company had a $103,320 reclamation bond for the Golden Chest Mine.

Stock Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the equity interest issued. The value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic ("COVID-19") in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The impact of the guidelines on our business has been minimal. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. It is possible that future restrictions could have an adverse impact on our operations or financial results beyond 2020.

Going Concern

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

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2019-12 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. Management is evaluating the impact of this update on the Company’s consolidated financial statements.

3. Inventories

At December 31, 2020 and 2019, inventories consisted of the following.

	2020	2019
Concentrate inventory
In process	$90,743	$19,173
Finished goods	230,318	178,689
Total concentrate inventory	321,061	197,862

Supplies inventory
Mine parts and supplies	52,600	12,200
Mill parts and supplies	28,876	15,084
Total supplies inventory	81,476	27,284

Total	$402,537	$225,146

New Jersey Mining Company

Notes to Consolidated Financial Statements

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

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(914,095)	(759,617)
Total mill	4,040,327	4,194,805

Buildings and equipment
Buildings	297,932	143,725
Equipment	3,250,551	2,628,261
	3,548,483	2,771,986
Less accumulated depreciation	(1,229,136)	(818,527)
Total building and equipment	2,319,347	1,953,459
Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470

Total	$7,227,144	$7,015,734

New Jersey Mining Company

Notes to Consolidated Financial Statements

6. Mineral Properties

Mineral properties at December 31, 2020 and 2019 are as follows:

	2020	2019
Golden Chest
Mineral Property	$1,539,001	$1,524,002
Infrastructure	468,669	153,970
Total Golden Chest	2,007,670	1,677,972
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	773,101	-
Less accumulated amortization	(48,267)	(37,683)
Total	$3,455,233	$2,363,018

Golden Chest

The Golden Chest is an open pit and underground mine project currently producing for the Company located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at the Golden Chest to a former joint venture partner. Royalty expense of $114,204 and $118,223 was recognized as costs of sales and other direct production costs in the years ended December 31, 2020 and 2019, respectively.

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims.

McKinley-Monarch

The McKinley-Monarch project is located near the town of Lucille, Idaho. The Company started exploring the property in 2013. In the third quarter of 2019, a $50,000 non-refundable deposit was received from PM&G Company along with a letter of intent contemplating purchase of the McKinley-Monarch project from the Company. The carrying value of the McKinley-Monarch project was reduced by $50,000 in 2019 reflecting receipt of this payment. The Company does not anticipate PM&G Company to continue with its purchase of the project.

Butte Potosi

In 2018, the Company purchased the Butte Potosi property near its Golden Chest mine for $250,440 and a 2% net smelter return on all ores mined and shipped from the property. Also in 2018 the Company incurred an additional $24,000 to improve access to the property. This property consists of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights.

Alder Gulch

In February 2020, the Company purchased property located in Alder Gulch just north of Murray in Shoshone County, Idaho which consists of 368 acres of real property, including patented mining claims with both surface and mineral rights. The Company started exploring the property in 2020.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements

7. Notes Payable

At December 31, 2020 and 2019, notes payable are as follows:

	2020	2019
Paus 2 yrd. LHD, 60 month note payable, 4.78% interest rate payable through October 2024, monthly payments of $5,181	$217,354	$267,820
Paus 2 yrd. LHD, 60 month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	195,768	-
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	9,958	19,018
Caterpillar excavator and skid steer, 48 month note payable, 6.8% interest rate payable monthly through June 2022, monthly payments of $2,392, paid in full in 2020	-	65,835
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	93,265	124,238
2018 pick-up truck, 72 month note payable, 9% interest rate payable monthly through June 2024, monthly payments of $701, paid in full in 2020	-	30,863
Property with shop, 48 month note payable, 6.49% interest rate payable monthly through August 2023, monthly payments of $707, paid in full in 2020	-	27,624
2008 pick-up truck, 60 month note payable, 9% interest rate payable monthly through June 2023, monthly payments of $562, paid in full in 2020	-	20,088
Caterpillar 306 excavator, 48 month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	64,896	-
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	109,492	145,709
MultiQuip DCA70 Generator, 48 month note payable, 7.25% interest rate payable through August 2022, monthly payments of $635, paid in full in 2020	-	18,433
Caterpillar AD22 haul truck, 48 month note payable, 6.45% interest rate payable monthly through June 2023, monthly payments of $12,979	358,043	485,896
Total notes payable	1,048,776	1,205,524
Due within one year	339,704	303,987
Due after one year	$709,072	$901,537

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of debt at December 31, 2020 are as follows:

2021	$339,704
2022	351,432
2023	257,175
2024	100,465
Total	$1,048,776

New Jersey Mining Company

Notes to Consolidated Financial Statements

8. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

Balance at January 1	$163,369	$154,292
Accretion expense	9,632	9,077
Balance at December 31	$173,001	$163,369

The original estimated reclamation costs were discounted using credit adjusted, risk-free interest rate of 5.0% from the time the obligation was incurred to the time management expects to pay the retirement obligation.

9. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to UMS for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. UMS subsequently dissolved and its interest in the mill was transferred to Crescent Silver, LLC (Crescent). As of December 31, 2020 and 2019, an account receivable existed with the Mill Joint Venture from Crescent for $4,177 and $2,410, respectively.

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

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2020 and 2019.

At December 31, 2020 and 2019, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes multiplied by an expected blended federal and state tax rate of 26.9%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2020 and 2019.

The significant components of net deferred tax assets at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets
Net operating loss carry forward	$3,984,500	$3,420,600
Mineral properties	201,200	304,300
Asset retirement obligation	8,400	5,800
Stock based compensation	219,000	219,000
Other	14,800	11,200
Total deferred tax assets	4,427,900	3,960,900
Valuation allowance	(3,286,100)	(2,985,400)
	1,141,800	975,500
Deferred tax liabilities
Property, plant, and equipment	(1,141,800)	(975,500)
Total deferred tax liabilities	(1,141,800)	(975,500)

Net deferred tax assets	$-	$-

New Jersey Mining Company

Notes to Consolidated Financial Statements

10. Income Taxes (continued)

At December 31, 2020 the Company had net operating loss carry forwards of approximately $14,450,000 for both federal and state purposes, $11,100,000 of which expire between 2021 through 2037. The remaining balance of $3,350,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 differ from the statutory rate of 21% as follows:

	2020	2019

Provision (benefit) at statutory rate for the period	$(155,400)	$(152,600)
State taxes, net of federal taxes	(43,300)	(42,500)
Non-taxable item-CARES Act loan forgiven	(96,200)	-
Adjustment of prior year tax estimates	(5,800)	3,850
Increase (decrease) in valuation allowance	300,700	191,250
Total provision (benefit)	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2018 through 2020 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

11. Equity

The Company has authorized 200,000,000 shares of no par common stock at December 31, 2020 and 2019. In addition, the Company has authorized 1,000,000 shares of no par preferred stock, none of which had been issued at December 31, 2020 or 2019.

2020 Activity:

•The Company offered units for sale under a private placement. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. The Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000.

•The Company offered units for sale under a private placement. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.40 for 24 months. The Company sold 9,718,572 units at $0.28 per unit for net proceeds of $2,706,896. Stock issuance costs for this offering was $14,304.

•In July of 2020, 277,778 shares of the Company’s stock were issued to a holder of convertible debt at a rate of $0.18 per share in exchange for $50,000 for a convertible note in accordance with the terms of the note.

•Common shares of 1,041,667 were issued upon exercise of warrants at $0.20 per share for net proceeds of $208,334.

•Common shares of 666,667 were issued upon exercise of warrants at $0.20 per share for net proceeds of $133,333.

•Common shares of 25,000 were issued pursuant to the exercise of stock purchase options at $0.18 per share for $4,500 in cash.

•Common shares of 550,000 were issued upon exercise of 1,125,000 options on a cashless basis.

2019 Activity

•Common shares of 398,575 were issued upon exercise of 1,200,000 warrants on a cashless basis.

New Jersey Mining Company

Notes to Consolidated Financial Statements

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2020 and 2019 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2018	14,100,123	$0.10-0.22
Exercised	(1,200,000)	0.10
Balance December 31, 2019	12,900,123	$0.18-0.22
Issued	5,600,027	$0.18-0.40
Expired	(10,816,789)	$0.20-0.22
Exercised	(1,708,334)	0.20
Balance December 31, 2020	5,975,027	$0.18-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
375,000	$0.18	December14, 2023
740,741	$0.18	April 21, 2022
4,859,286	$0.40	August 28, 2022
5,975,027

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

For the Year Ended December 31, 2019
Weighted average fair value	$0.09
Options issued	2,100,000
Exercise price	$0.14
Expected term (in years)	3.0
Risk-free rate	1.81%
Volatility	98.6%

Transactions in stock options for the years ended December 31, 2020 and 2019 are as follows:

	Number of Options	Exercise Prices
Balance December 31, 2018	7,054,500	0.10-0.18
Granted	2,100,000	0.14
Expired	(3,892,000)	0.10-0.15
Balance December 31, 2019	5,262,500	0.10-0.18
Exercised	(1,150,000)	0.10-0.18
Expired	(2,012,500)	0.10-0.18
Balance December 31, 2020	2,100,000	0.10-0.14

Exercisable at December 31, 2020	2,100,000	$0.10-0.14

At December 31, 2020, the stock options have an intrinsic value of approximately $258,300 and have a weighted average remaining term of 1.43 years.

New Jersey Mining Company

Notes to Consolidated Financial Statements

12. Related Party Transactions

At December 31, 2020 and 2019, the Company had the following notes payable to related parties:

	2020	2019
Ophir Holdings LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $110,835 in February 2022	$154,312	$189,236
H&H Metals, shareholder and concentrate broker, 8% interest, principal and interest due March 2021	-	27,438
Total	154,312	216,674
Current portion	37,078	34,924
Long term portion	$117,234	$181,750

At December 31, 2020, $37,078 of related party debt is payable in 2021 and the remaining $117,234 is payable in 2022. Related party interest expense for the years ending December 31, 2020 and 2019 was $10,992 and $15,169, respectively. There is no accrued interest payable at December 31, 2020 or 2019 on these notes.

During the year ended December 31, 2019, the Company paid $9,000, to the Company’s previous chairman of the board, Del Steiner for consulting purposes. He retired in July 2019.

As of December 31, 2020 and 2019, gold sales receivable from former related party H&H Metals, who owns 4% of the Company’s outstanding common stock, were $264,779 and $305,924, respectively. Concentrate sales to H&H Metals were $5,384,597 and $5,857,942, during the years ended December 31, 2020 and 2019, respectively.

In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. Interest expense on her note was $1,742 for the year ended December 31, 2020. See Note 14.

The Company leases office space from certain related parties on a month to month basis. Payments under these short-term lease arrangements totaled $24,840 and $24,546 for the years ended December 31, 2020 and 2019, respectively, and are included in general and administrative expenses on the Consolidated Statement of Operations.

13. Sales of Products

Our products consist of both gold flotation concentrates which in 2019 and 2020 we sold to a broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2020, metals that had been sold but not final settled thus exposed to future price changes totaled 1,380 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Gold	$6,102,115	$6,534,503
Silver	10,699	19,605
Less: Smelter and refining charges	(437,867)	(434,596)
Total	$5,674,947	$6,119,512

Sales by significant product type for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Concentrate sales to H&H Metal	$5,384,597	$5,857,942
Dore’ sales to refineries	290,350	261,570
Total	$5,674,947	$6,119,512

In 2020 and 2019 floatation concentrates sold to H&H Metals Corp, a former related party, accounted 95% and 96%, respectively, of all gold sales. The remaining 5% and 4% in 2020 and 2019, respectively, was doré sold to a third party. At December 31, 2020 and 2019, our gold sales receivable balance related to contracts with customers of $264,779 and $305,924, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts. We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

14. Convertible Debt

In February 2020, the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.18 per share (4,916,667 shares) prior to the maturity date of the notes. In July 2020, one of the participants converted $50,000 in debt for 277,778 shares of the Company’s common stock. Interest payments for these notes was $60,136 for the year ended December 31, 2020 including $1,742 to the Company’s corporate secretary, Monique Hayes, who participated in the Company’s convertible debt offering for $25,000.

In July 2020, a current convertible debt holder was issued an additional convertible promissory note for a principal balance of $200,000 which funds were utilized for the purchase of a new jumbo underground drill. The note is collateralized by the drill. The outstanding principal amount of the note bears interest at an annual rate of 6.0% with interest payments due monthly and the unpaid principal due in June 2023. The principal amount of the note is convertible at the option of the note holder into shares of the Company’s common stock at a price of $0.40 per share (500,000 shares) prior to the maturity date of the note. Interest payments for this note were $5,000 for the year ended December 31, 2020.

New Jersey Mining Company

Notes to Consolidated Financial Statements

15. Small Business Administration Loans

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 had a maturity date on April 9, 2022 and an interest rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan was forgiven after being used for qualifying expenses under the provisions of the CARES Act prior to the filing of these financial statements. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan has been recognized as gain on forgiveness of the CARES Act loan in the Company’s consolidated income statement for the year ended December 31, 2020.

In April 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. Additionally, in May 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The May loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in May 2021. At December 31, 2020, total accrued interest on the remaining loan is $3,092 which is included in the Small Business Administration loan balance on the consolidated balance sheet.

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

The management of New Jersey Mining Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	54	Chief Executive Officer/ President & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director 7/11/2019 to present Chairman
Grant A. Brackebusch P.O. Box 131 Silverton, ID 83867	51	Chief Financial Officer, Vice President, & Director	7/18/1996 to present
Kevin Shiell 201 N. Third Street Cœur d’Alene, ID 83814	62	Director	1/10/17 to present
Robert Morgan 1335 Cooper St. Missoula MT 59802	53	Vice President	1/16/2018 to present
Monique Hayes 4159 E. Mullan Trail Rd Coeur d’Alene, ID 83814	55	Secretary	11/20/16 to present

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

Monique Hayes was appointed Corporate Secretary in November 2016. She has over 10 years of investor relations corporate governance experience in the mining industry and over 10 years of communications and brand management experience. Prior to joining New Jersey Mining Company, Ms. Hayes worked for Hecla Mining Company, Revett Mining Company and Sterling Mining. Her advertising and communications experience includes working for Publicis Dialog Direct and White Runkle Associates where she worked with national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. Ms. Hayes attended City University where she studied business management, brand strategy and communications.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2020, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion(3) ($)	Total ($)
Delbert Steiner(2)	2020	-	-	-	-	-	-	-	-
Executive Chairman	2019	-	-	-	-	-	-	9,000	9,000
John Swallow	2020	74,208	-	-		-	-	-	74,208
President, Chief Executive Officer, & Chairman	2019	72,000	-	-	-	-	-	-	72,000
Grant Brackebusch	2020	121,250	-	-		-	-	-	121,250
Vice President	2019	120,000	-	-	-	-	-	-	120,000
Robert Morgan	2020	90,000	-	-	-	-	-	-	90,000
Vice President	2019	80,000	-	-	-	-	-	-	80,000

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

(3)Mr. Steiner in 2019 was paid consulting fees for work completed for the Company.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2020, 500,000 Options were vested and outstanding to directors Grant Brackebusch, John Swallow, and Kevin Shiell.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Kevin Shiell	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-	-

No Option Awards were issued the Directors for service as directors of the Company in 2019 or 2020. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

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

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	17,782,558 (a)	11.79%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow 201 N. Third Street Coeur d’Alene, ID 83814	17,782,558 (a)	11.79%
Common	Grant A. Brackebusch 89 Appleberg Road Kellogg, Idaho 83837	1,656,093 (b)	1.10%
Common	Kevin Shiell 201 N. Third St. Cœur d’Alene, ID 83814	600,000 (c)	0.40%
Common	Rob Morgan 1335 Cooper St. Missoula MT 59802	195,000 (d)	0.13%
Common	Monique Hayes 4159 E. Mullan Trail Coeur d’Alene, Idaho 83814	338,688 (e)	0.22%
Common	All Directors and Executive Officers as a group (6 individuals)	20,572,339	13.64%

(1) Based upon 137,573,309 outstanding shares of common stock 5,975,027 warrants, 2,100,000 vested options, and 5,139,889 shares into which debt can be converted at March 1, 2021.

a)Consists of 17,347,373 shares of common stock, presently exercisable options to purchase 250,000 shares and presently exercisable warrants to purchase 185,185 shares.

b)Consists of 1,406,093 shares of common stock and presently exercisable options to purchase 250,000.

c)Consists of 600,000 shares of common stock.

d)Consists of 195,000 shares of common stock.

e)Consists of 199,800 shares of common stock and 138,888 shares into which debt can be converted.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2020 and December 31, 2019 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $54,374 and $52,821 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$6,300 in 2020 and $5,400 in 2019 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

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

PART IV

ITEM 15. EXHIBITS

3.0*	Articles of Incorporation of New Jersey Mining Company filed July 18, 1996
3.1*	Articles of Amendment filed September 29, 2003
3.2*	Articles of Amendment filed November 10, 2011
3.3*	Bylaws of New Jersey Mining Company
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2**	Rupp Mining Lease dated May 3, 2013
10.3***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
10.4

Form of Forward Gold Purchase Agreement dated July 29, 2016 between the Registrant and Investors and incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on August 2, 2016.

10.5

Registrant’s Grant of Options to Directors and Officers dated December 30, 2016, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017.

10.6

Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on March 7, 2018

10.7	Form of Convertible Note Purchase Agreement dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.8	Form of Convertible Promissory Note dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
14*	Code of Ethical Conduct.
21	Subsidiaries of the Registrant, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2018.

31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99(i)	Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with the Registrant’s Form 10 on June 4, 2014.

**Filed July 2, 2014

***Filed March 31, 2015.

****Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

New Jersey Mining Company

Date: March 31, 2021By /s/ JOHN SWALLOW

                                           John Swallow, President, Chief Executive Officer

Date: March 31, 2021          By /s/ GRANT A. BRACKEBUSCH

                                           Grant A. Brackebusch, Vice President, Chief Financial Officer