Form 10-Q
period 2021-03-31
NEW JERSEY MINING CO
filed 2021-05-17
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2021, 137,978,046 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2021

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION 3

ITEM 1: Consolidated Financial Statements 3

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations 15

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk 18

ITEM 4: Controls and Procedures 18

PART II - OTHER INFORMATION 18

ITEM 1. Legal Proceedings 18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. 18

ITEM 3. Defaults upon Senior Securities 18

ITEM 4. Mine Safety Disclosures 18

ITEM 5. Other Information 18

ITEM 6. Exhibits 19

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3,112,376	$2,539,945
Gold sales receivable	109,157	264,779
Inventories	305,576	402,537
Joint venture receivable	2,469	4,177
Other current assets	197,709	224,063
Total current assets	3,727,287	3,435,501

Property, plant and equipment, net of accumulated depreciation	7,865,741	7,227,144
Mineral properties, net of accumulated amortization	3,592,741	3,455,233
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	4,910	12,863
Total assets	$15,728,999	$14,669,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$542,843	$687,331
Accrued payroll and related payroll expenses	147,008	143,485
Notes payable related parties, current portion	37,637	37,078
Notes payable, current portion	522,633	339,704
Small Business Administration loan, current portion	2,405	1,741
Total current liabilities	1,252,526	1,209,339

Asset retirement obligation	175,499	173,001
Notes payable related parties, long term	107,612	117,234
Convertible debt	2,610,000	1,010,000
Convertible debt-related party	25,000	25,000
Notes payable, long term	1,175,282	709,072
Small Business Administration loan, long term	162,120	161,251
Total long-term liabilities	4,255,513	2,195,558

Total liabilities	5,508,039	3,404,897

Commitments (Note 10)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2021–137,978,046 and December 31, 2020-137,573,309 shares issued and outstanding	21,602,793	20,986,062
Accumulated deficit	(14,319,273)	(12,672,786)
Total New Jersey Mining Company stockholders’ equity	7,283,520	8,313,276
Non-controlling interest	2,937,440	2,950,888
Total stockholders' equity	10,220,960	11,264,164

Total liabilities and stockholders’ equity	$15,728,999	$14,669,061

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three Month Periods Ended March 31, 2021 and 2020
	March 31
	2021	2020

Revenue:
Sales of products	$1,586,627	$1,400,834
Total revenue	1,586,627	1,400,834

Costs of Sales:
Cost of sales and other direct production costs	1,475,235	1,167,390
Depreciation and amortization	182,795	135,533
Total costs of sales	1,658,030	1,302,923
Gross profit (loss)	(71,403)	97,911

Other operating expenses:
Exploration	717,707	41,678
Loss on write off of equipment	-	9,537
Management	201,059	37,329
Professional services	122,651	72,411
General and administrative	513,835	86,488
Total other operating expenses	1,555,252	247,443
Operating income (loss)	(1,626,655)	(149,532)

Other income (expense):
Timber revenue net of costs	3,603	18,305
Interest income	92	1,577
Interest expense	(39,444)	(32,539)
Total other income (expense)	(35,749)	(12,657)

Net income (loss)	(1,662,404)	(162,189)
Net income (loss) attributable to non-controlling interest	(15,917)	(15,921)
Net income (loss) attributable to New Jersey Mining Company	$(1,646,487)	$(146,268)

Net income (loss) per common share-basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding-basic and diluted	137,667,917	123,812,144

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three Month Periods Ended March 31, 2021 and 2020
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity
Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447

Balance January 1, 2021	137,573,309	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	10,000	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services		9,860			9,860
Issuance of common stock for cashless option exercise	394,737	-	-	-	-
Net income (loss)	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	137,978,046	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Three Month Periods Ended March 31, 2021 and 2020
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,662,404)	$(162,189)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	182,795	135,533
Loss on write off of equipment	-	9,537
Accretion of asset retirement obligation	2,498	2,355
Stock based compensation	614,431	-
Issuance of commons stock for services	2,300	-
Change in operating assets and liabilities:
Gold sales receivable	155,622	29,433
Inventories	96,961	6,292
Joint venture receivable	1,708	(249)
Other current assets	26,353	40,550
Accounts payable and other accrued liabilities	(142,954)	(38,467)
Accrued payroll and related payroll expenses	3,523	1,388
Net cash provided (used) by operating activities	(719,167)	24,183

Cash flows from investing activities:
Purchases of property, plant and equipment	(57,111)	(11,549)
Refund of deposits on equipment	7,953	-
Purchase of mineral property	(140,716)	(726,101)
Net cash used by investing activities	(189,874)	(737,650)

Cash flows from financing activities:
Principal payments on notes payable	(111,934)	(74,096)
Principal payments on notes payable, related parties	(9,063)	(17,964)
Issuance of convertible debt	1,600,000	885,000
Contributions from non-controlling interest	2,469	2,659
Net cash provided by financing activities	1,481,472	795,599

Net change in cash and cash equivalents	572,431	82,132
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$3,112,376	$299,928

Non-cash investing and financing activities:

Deposit on property applied to purchase of mineral property	-	$25,000
Note payable for equipment purchase	$761,073	-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three-month period ended March 31, 2021 is not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

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

At March 31, 2021 and December 31, 2020, the Company determined they had no assets or liabilities that required measurement at fair value on a recurring basis.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains a number of provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Inventories

At March 31, 2021 and December 31, 2020, the Company’s inventories consisted of the following:

	March 31, 2021	December 31, 2020
Concentrate inventory
In process	$-	$90,743
Finished goods	211,414	230,318
Total concentrate inventory	211,414	321,061

Supplies inventory
Mine parts and supplies	62,370	52,600
Mill parts and supplies	31,792	28,876
Total supplies inventory	94,162	81,476

Total	$305,576	$402,537

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At March 31, 2021 and December 31, 2020 gold concentrate is carried at cost.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At March 31, 2021, metals that had been sold but not final settled thus exposed to future price changes totaled 1,412 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

Sales of products by metal for the three-month periods ended March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Gold	$1,716,616	$1,520,699
Silver	5,080	3,896
Less: Smelter and refining charges	(135,069)	(123,761)
Total	$1,586,627	1,400,834

Sales by significant product type for the three-month periods ended March 31, 2021 and 2020 were as follows:

	March 31,
	2021	2020
Concentrate sales to H&H Metal	$1,510,119	$1,400,834
Dore sales to refinery	76,508	-
Total	$1,586,627	$1,400,834

At March 31, 2021 and December 31, 2020, our gold sales receivable balance related to contracts with customers of $109,157 and $264,779, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

5.Related Party Transactions

At March 31, 2021 and December 31, 2020, the Company had the following note and interest payable to related parties:

	March 31, 2021	December 31, 2020
Ophir Holdings LLC, a company owned by two officers of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $71,075 in February 2023	$145,249	$154,312
Total	145,249	154,312
Current portion	(37,637)	(37,078)
Long term portion	$107,612	$117,234

As of March 31, 2021 and December 31, 2020, there was no accrued interest payable to related parties. Related party interest expense for the three months ended March 31, 2021 and 2020 is as follows.

2021	2020
$3,181	$2,270

In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three-month periods ended March 31, 2021 and 2020, interest expense on her note was $493 and $236, respectively. See Note 15.

The Company leases office space from certain related parties on a month-to-month basis. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

2021	2020
$6,210	$6,210

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2021 and December 31, 2020, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,469 and $4,177, respectively, for shared operating costs as defined in the JV agreement.

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

7.Earnings per Share

For the three-month periods ended March 31, 2021 and 2020, potentially dilutive shares including outstanding stock options (Note 13) and warrants (Note 12) and convertible debt (Note 15) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the periods ended March 31, 2021 and 2020, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2021	March 31, 2020
Stock options	5,625,000	5,012,500
Stock purchase warrants	5,975,027	6,333,334
Convertible debt	9,710,318	4,916,667
Total	21,310,345	16,262,501

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

8.Property, Plant, and Equipment

Property, plant and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(953,291)	(914,095)
Total mill	4,001,131	4,040,327

Building and equipment
Buildings	314,528	297,932
Equipment	4,043,455	3,250,551
	4,357,983	3,548,483
Less accumulated depreciation	(1,360,843)	(1,229,136)
Total building and equipment	2,997,140	2,319,347

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$7,865,741	$7,227,144

9.Mineral Properties

Mineral properties at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Golden Chest
Mineral Property	$1,549,188	$1,539,001
Infrastructure	589,199	468,669
Total Golden Chest	2,138,387	2,007,670
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	783,101	773,101
Less accumulated amortization	(51,476)	(48,267)
Total	$3,592,741	$3,455,233

In the first quarter of 2021 $10,187 of interest expense was capitalized in association with the ramp access project at the Golden Chest which is reflected within the purchase of mineral property within the cash flows from investing activities in the statement of cash flows at March 31, 2021. No interest was capitalized in 2020.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable

At March 31, 2021 and December 31, 2020, notes payable are as follows:

	March 31, 2021	December 31, 2020
Paus 2 yrd. LHD, 48 month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	$204,357	$217,354
Paus 2 yrd. LHD, 60 month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	182,881	195,768
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	7,618	9,958
CarryAll transport, 36 month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	9,933	-
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	85,001	93,265
Caterpillar 306 excavator, 48 month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	61,093	64,896
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	100,047	109,492
Caterpillar R1600 LHD, 48 month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	722,212	-
Caterpillar AD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	324,773	358,043
Total notes payable	1,697,915	1,048,776
Due within one year	522,633	339,704
Due after one year	$1,175,282	$709,072

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2021 are as follows:

12 months ended March 31,
2022	$522,633
2023	544,371
2024	396,336
2025	234,575
Total	$1,697,915

11. Small Business Administration Loans and Grant

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020 matures on April 9, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan was forgiven after being used for qualifying expenses under the provisions of the CARES Act prior to the filing of this quarterly financial statement. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan was recognized as gain on forgiveness of the CARES Act loan in the Company’s consolidated income statement for the year ended December 31, 2020.

In April 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. Additionally, in May 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The May loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in May 2021. At March 31, 2021, total accrued interest on the remaining loan is $4,625 of which $1,533 was accrued in the first quarter of 2021 and is included in the Small Business Administration loan balance on the consolidated balance sheet.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity

The Company did not sell any shares of its common stock for cash in the first quarter of 2020.

Common stock activity in the first quarter of 2021 consists of the following

•The Company issued 10,000 shares of the Company’s common stock valued at $0.23 per share for services received of $2,300.

•Common shares of 394,737 were issued upon exercise of 625,000 options on a cashless basis. The intrinsic value of these shares was $150,000 on the date of exercise.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	12,900,123	$0.18-0.22
Issued	5,600,027	$0.18-0.40
Expired	(10,816,789)	$0.20-0.22
Exercised	(1,708,334)	0.20
Balance December 31, 2020 and March 31, 2021	5,975,027	$0.18-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
375,000	$0.18	December 14, 2023
740,741	$0.18	April 21, 2022
4,859,286	$0.40	August 28, 2022
5,975,027

13. Stock Options

No options were granted in the first three months of 2020. In February 2021, the board granted 4,100,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $0.40 for 3 years. Total stock-based compensation recognized on these options during the three-month period ended March 31, 2021 was $604,571. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 97.9%, risk-free interest rate of 0.19%, an expected term of three years, dividend rate of 0.00% and forfeiture rate of 0.00%. In March 2021, the Company granted 50,000 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $0.40 for 3 years. Total stock-based compensation recognized on these options was $9,860 during the three-month period ended March 31, 2021. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 99.3%, risk-free interest rate of 0.33%, expected term of three years, dividend rate of 0.00% and forfeiture rate of 0.00%. In the 1st quarter of 2021 625,000 options were exercised in a cashless exercise.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2019	5,262,500	$0.10-0.18
Exercised	(1,150,000)	0.10-0.18
Expired	(2,012,500)	0.10-0.18
Balance December 31, 2020	2,100,000	0.10-0.14
Exercised	(625,000)	0.14
Issued	4,150,000	0.40
Balance March 31, 2021	5,625,000	0.10-0.40
Exercisable at March 31, 2021	5,625,000	$0.10-0.40

At March 31, 2021, outstanding stock options have a weighted average remaining term of approximately 2.39 years and an intrinsic value of approximately $240,000.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

14. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020

Balance at beginning of period	$173,001	$163,369
Accretion expense	2,498	2,355
Balance at end of period	$175,499	$165,724

15. Convertible Debt

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

In February 2021, the Company issued convertible promissory notes with an aggregate principal value of $1,600,000 from which funds will be utilized for the purchase of an addition to the Alder Gulch property (Note 9 and 16). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in March 2024. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.35 per share (4,571,429 shares) prior to the maturity date of the notes.

16.Subsequent Events

In April 2021 the Company closed on the purchase of approximately 508 acres of land adjacent to the Alder Gulch property for $1,699,000 in cash.

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley-Monarch and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt including the 368 acres of patented claims in Alder Gulch purchased in the first quarter of 2020. Recently, the Company added two rare earth element properties in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles.

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

Highlights during the first quarter of 2021 include:

•At the Golden Chest, ore tonnage from the underground stopes increased significantly in the first quarter of 2021 as 5,700 tonnes of ore were mined from the 842 and 891 stopes. Significant progress was also made in the Main Access Ramp (MAR) and associated development (sumps, muckbays and ventiliation drifts). The advance rate in the MAR was substantially increased with the addition of a new 5-cubic meter Caterpillar R1600 LHD in the first quarter of 2021 which reduced muckout times by 60%. Underground mining during the quarter was hampered by a strong windstorm on January 13 that knocked out the power to the mine for a week.

•In January and February, the Company completed 3,500 meters of core drilling at the Golden Chest with a contract core driller. Three areas along the Idaho fault were tested: the Joe Dandy, the Paymaster, and the Skookum. The highlight of the drilling program so far was drillhole GC 21-193 which intercepted 6.3 meters (all reported lengths are true thickness) of quartz vein that assayed 11.5 grams per tonne (gpt) gold (including 2.3 meters of 19.5 gpt gold on the southern end of the property in an area known as the Joe Dandy where very little drilling has been done to date. Additional vein intercepts in the Joe Dandy area were drilled and those holes are in the queue to be logged and sampled.

•Also, during the quarter, the Company drill completed two holes in the Paymaster area and started a third. The first two holes each hit two veins, one on the hangingwall on a monzonite intrusive and the second in the footwall of the monzonite. The intercepts assayed as follows: GC 20-183 intercepted 0.9 meters of 14.7 gpt gold in the upper vein and 0.2 meters of 6.3 gpt gold in the lower vein while GC 21-184 intercepted 1.5 meters of 20.1 gpt gold (including 0.9 meters of 26.7 gpt gold) in the upper vein and 1.4 meters of 3.8 gpt gold in the lower vein.

•For the quarter ending March 31, 2021 a total of 10,118 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 3.38 gpt with gold recovery of 89.8%. Throughput suffered in January because of the strong windstorm on January 13 that knocked out power to the mill for a week. In February, cone crusher breakdowns and the loss of the ball mill motor limited tonnage in that month as well. Fortunately, the mill crews worked overtime in March to process a total 4,600 tonnes or 45% of the quarterly mill total.

•Open pit mining progressed from the 1032 bench to the 1036 bench as production averaged 1,080 tonnes per day. Mining continued through the Klondike area as historic stopes were encountered that reduced the ore tonnage modeled. However, a narrow, high-grade footwall vein with abundant visible gold (672 gpt gold over 20 centimeters) was encountered in the Klondike pit. Subsequent to that discovery, the next bench was then drilled and a blasthole intercept of 105 gpt Au in a three-meter vertical blasthole was found in the same area. It appears that some of this vein was mined by the old-timers, however, the Company is planning to study this occurrence as it may have positive implications for future exploration targeting of high-grade footwall veins.

•As part of its dual-pronged approach, the Company continued to work toward expanding its Rare Earth Element footprint during the quarter along with advancing its knowledge base of Roberts and Diamond Creek. Furthermore, the Company is working on tentative drill plans for Diamond Creek and participated in preliminary discussions with the Idaho Geologic Survey (IGS) as part of a United States Geologic Survey (USGS) program focused on advancing the future potential of Critical Minerals in this area of Idaho.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross loss for the three-month period ending March 31, 2021 of ($71,403) and a gross profit of $97,911 for the comparable period in 2020. Gross profit decreased primarily because of a one-week power outage at the mill and the mine as a rare high-wind storm event. Additionally, the mill lost another three days of production due to cone crusher repairs which took longer than expected because of shipping delays for parts. The Company is making efforts to store more spare parts on site instead of relying on just-in-time inventory.

•Cash costs and all in sustaining costs per ounce increased for the periods ending March 31, 2021 compared to 2020. Cash cost per ounce increased to $1,476 in the three-month period ending March 31, 2021 compared to $1,073 in 2020. The all-in sustaining costs increased to $2,098 for the period ending March 31, 2021 compared to $1,198 in 2020 per ounce for the same period ending March 31, 2020. The increase in cash cost per ounce in 2021 was the result of the lost production time to the windstorm and crusher downtime. The increase in AISC per ounce included the above reasons, but the largest increase in costs was due to the successful core drilling completed in in the first quarter of 2021.

•Revenue was $1,586,627 for the three-month period ending March 31, 2021 compared to $1,400,834 for the comparable period of 2020. The increase was a result of a higher realized gold price in 2021 compared to 2020.

•An operating loss of $1,626,655 for the three-month period ending March 31, 2021 compared to operating loss of $149,532 in the comparable period of 2020. The increased loss in 2021 was mostly a result of increased core drilling and options granted in the first quarter of 2021.

•Net loss of $1,662,404 for the three-month period ending March 31, 2021 compared to net loss of $162,189 for the three-month periods ending March 31, 2020. The increased loss in 2021 was mostly a result of increased core drilling and options granted in the first quarter of 2021.

•Exploration costs increased in 2021 compared to 2020 as a result of contract core drilling that the Company had done in the first quarter of 2021. A total of 3,500 meters of core drilling was completed by a contractor in the first quarter of 2021.

•Management, professional services, and general and administrative expenses increased in the first quarter of 2021 compared to 2020 as a result of options being granted to management, directors, and employees for a total cost of $604,572.

•Timber revenue decreased in 2021. In 2020 more sales of timber at the Company’s Potosi property were realized.

•The consolidated net loss for the three months ended March 31, 2021 and 2020 included non-cash charges as follows: depreciation and amortization of $182,795 ($135,533 in 2020), write off of equipment of $0 in 2021 ($9,537 in 2020), accretion of asset retirement obligation of $2,498 ($2,355 in 2020), stock-based compensation of $614,431 in 2021 ($0 in 2020) and issuance of common stock for services $2,300 (none in 2020).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three month period ending March 31, 2021 and 2020.

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

	March 31,
	2021	2020
Cost of sales and other direct production costs and depreciation and amortization	$1,658,030	$1,302,923
Depreciation and amortization	(182,795)	(135,533)
Change in concentrate inventory	96,960	6,292
Cash Cost	$1,572,196	$1,173,682
Exploration	717,707	41,678
Sustaining capital	49,158	11,549
General and administrative	513,835	86,488
Less stock-based compensation and other non-cash items	(619,231)	(2,355)
All in sustaining costs	$2,233,665	$1,311,042
Divided by ounces produced	1,065	1,094
Cash cost per ounce	$1,476.24	$1,072.83
All in sustaining cost (AISC) per ounce	$2,097.34	$1,198.39

Financial Condition and Liquidity

For the Three Months Ended March 31,
Net cash provided (used) by:	2021	2020
Operating activities	$(719,167)	$24,183
Investing activities	(189,874)	(737,650)
Financing activities	1,481,472	795,599
Net change in cash and cash equivalents	572,431	82,132
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$3,112,376	$299,928

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2021, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2021, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

No shares of the company’s stock were issued in three-month period ending March 31, 2020.

In the first quarter of 2021 the Company issued 10,000 shares of common stock at $0.23 per share for services provided for a total value of $2,300. Also in the first quarter of 2021 625,000 options were exercised in exchange for 394,737 shares at $0.38 per share in a cashless warrant exercise.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2021, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.0*Articles of Incorporation of New Jersey Mining Company filed July 18, 1996

3.1*Articles of Amendment filed September 29, 2003

3.2*Articles of Amendment filed November 10, 2011

3.3*Bylaws of New Jersey Mining Company

10.1*Venture Agreement with United Mine Services, Inc. dated January 7, 2011.

10.2**Rupp Mining Lease dated May 3, 2013

10.3***Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014

10.4Form of Agreement to Purchase the “Four Square Property Group” of Patented and Un-Patented Mining Claims dated March 2, 2018, incorporated by reference to the Company’s Form 8-K as filed with the Securities and exchange Commission on March 7, 2018,

10.5Form of Convertible Note Purchase Agreement dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.

10.6Form of Convertible Promissory Note dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.

10.7Form of Convertible Note Purchase Agreement dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.

10.8Form of Convertible Promissory Note dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.

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

Date May 17, 2021

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: May 17, 2021