Form 10-Q
period 2021-06-30
NEW JERSEY MINING CO
filed 2021-08-16
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2021, 142,959,713 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2021

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION 3

ITEM 1: Consolidated Financial Statements 3

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations 16

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk 19

ITEM 4: Controls and Procedures 19

PART II - OTHER INFORMATION 19

ITEM 1. Legal Proceedings 19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. 19

ITEM 3. Defaults upon Senior Securities 19

ITEM 4. Mine Safety Disclosures 19

ITEM 5. Other Information 19

ITEM 6. Exhibits 20

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$994,681	$2,539,945
Gold sales receivable	263,585	264,779
Inventories	293,640	402,537
Joint venture receivable	2,465	4,177
Other current assets	259,107	224,063
Total current assets	1,813,478	3,435,501

Property, plant and equipment, net of accumulated depreciation	8,235,389	7,227,144
Mineral properties, net of accumulated amortization	5,512,026	3,455,233
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	34,692	12,863
Total assets	$16,133,905	$14,669,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$634,387	$687,331
Accrued payroll and related payroll expenses	153,040	143,485
Notes payable related parties, current portion	38,205	37,078
Notes payable, current portion	645,390	339,704
Small Business Administration loan, current portion	2,588	1,741
Total current liabilities	1,473,610	1,209,339

Asset retirement obligation	178,036	173,001
Notes payable related parties, long term	97,845	117,234
Convertible debt	2,050,000	1,010,000
Convertible debt-related party	-	25,000
Notes payable, long term	1,284,079	709,072
Small Business Administration loan, long term	163,484	161,251
Total long-term liabilities	3,773,444	2,195,558

Total liabilities	5,247,054	3,404,897

Commitments (Note 10)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2021–142,404,157 and December 31, 2020- 137,573,309 shares issued and outstanding	22,391,993	20,986,062
Accumulated deficit	(14,428,461)	(12,672,786)
Total New Jersey Mining Company stockholders’ equity	7,963,532	8,313,276
Non-controlling interest	2,923,319	2,950,888
Total stockholders' equity	10,886,851	11,264,164

Total liabilities and stockholders’ equity	$16,133,905	$14,669,061

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Six Month Periods Ended June 30, 2021 and 2020
	June 30, 2021		June 30, 2020
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products	$2,180,232	$3,766,859	$1,324,498	$2,725,331
Total revenue	2,180,232	3,766,859	1,324,498	2,725,331

Costs of Sales:
Cost of sales and other direct production costs	1,622,606	3,097,841	1,157,356	2,324,745
Depreciation and amortization	195,377	378,173	133,783	269,317
Total costs of sales	1,817,983	3,476,014	1,291,139	2,594,062
Gross profit	362,249	290,845	33,359	131,269

Other operating expenses:
Exploration	208,170	925,877	47,237	88,916
Loss on write off equipment	-	-	-	9,537
Management	55,331	256,391	36,094	73,424
Professional services	43,430	166,081	40,797	113,208
General and administrative	136,007	649,842	103,982	190,470
Total other operating expenses	442,938	1,998,191	228,110	475,555
Operating income (loss)	(80,689)	(1,707,346)	(194,751)	(344,286)

Other income (expense):
Small Business Administration grant income	-	-	10,000	10,000
Timber revenue net of costs	735	4,338	13,345	31,652
Interest income	32	123	11	1,589
Interest expense	(60,846)	(100,287)	(41,117)	(73,656)
Total other income (expense)	(60,079)	(95,826)	(17,761)	(30,415)

Net income (loss)	(140,768)	(1,803,172)	(212,512)	(374,701)
Net income (loss) attributable to non-controlling interest	(31,580)	(47,497)	(32,299)	(48,220)
Net income (loss) attributable to New Jersey Mining Company	$(109,188)	$(1,755,675)	$(180,213)	$(326,481)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding-basic and diluted	139,016,013	138,345,689	124,935,465	124,373,804

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Six Month Periods Ended June 30, 2021 and 2020
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447

Contribution from non-controlling interest in Mill JV	-	-	-	19,403	19,403
Issuance of common stock and warrants for cash	1,481,481	200,000	-	-	200,000
Net income (loss)	-	-	(180,213)	(32,299)	(212,512)
Balance June 30, 2020	125,293,625	$17,882,999	$(12,356,391)	$2,997,730	$8,504,338

Balance January 1, 2021	137,573,309	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	10,000	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services	-	9,860	-	-	9,860
Issuance of common stock for cashless option exercise	394,737	-	-	-	-
Net income (loss)	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	137,978,046	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960

Contribution from non-controlling interest in Mill JV	-	-	-	17,459	17,459
Issuance of common stock for services	15,000	4,200	-	-	4,200
Issuance of common stock for warrants exercised	277,778	50,000	-	-	50,000
Issuance of common stock for cashless option exercise	50,000	-	-	-	-
Conversion of convertible debt to common stock	4,083,333	735,000	-	-	735,000
Net income (loss)	-	-	(109,188)	(31,580)	(140,768)
Balance June 30, 2021	142,404,157	$22,391,993	$(14,428,461)	$2,923,319	$10,886,851

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Six Month Periods Ended June 30, 2021 and 2020
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,803,172)	$(374,701)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	378,173	269,317
Loss on write off of equipment	-	9,537
Accretion of asset retirement obligation	5,035	4,745
Stock based compensation	614,431	-
Issuance of common stock for services	6,500	-
Change in operating assets and liabilities:
Gold sales receivable	1,194	(68,957)
Inventories	108,896	(49,694)
Joint venture receivable	1,712	(2,717)
Other current assets	(35,042)	53,690
Accounts payable and other accrued liabilities	(49,864)	(190,246)
Accrued payroll and related payroll expenses	9,555	3,156
Net cash provided (used) by operating activities	(762,582)	(345,870)

Cash flows from investing activities:
Purchases of property, plant and equipment	(249,328)	(12,689
Deposits on equipment	(21,829)	-
Purchase of mineral property	(2,063,742)	(747,193)
Net cash used by investing activities	(2,334,899)	(759,882)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of issuance cost	-	200,000
Exercise of common stock warrants	50,000	-
Principal payments on notes payable	(249,449)	(288,026)
Principal payments on notes payable, related parties	(18,262)	(44,639)
Issuance of convertible debt	1,750,000	885,000
Proceeds from Small Business Administration loans		509,717
Contributions from non-controlling interest	19,928	22,062
Net cash provided by financing activities	1,552,217	1,284,114

Net change in cash and cash equivalents	(1,545,264)	178,362
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$994,681	$396,158

Non-cash investing and financing activities:

Deposit on property applied to purchase of mineral property	-	$25,000
Notes payable for equipment purchase	$1,130,143	-
Conversion of convertible debt to common stock	$735,000	-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and six-month period ended June 30, 2021 is not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

1. The Company and Significant Accounting Policies (continued)

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

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

At June 30, 2021, and December 31, 2020, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories

At June 30, 2021 and December 31, 2020, the Company’s inventories consisted of the following:

	June 30, 2021	December 31, 2020
Concentrate inventory
In process	$64,699	$90,743
Finished goods	142,715	230,318
Total concentrate inventory	207,414	321,061

Supplies inventory
Mine parts and supplies	52,358	52,600
Mill parts and supplies	33,868	28,876
Total supplies inventory	86,226	81,476

Total	$293,640	$402,537

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At June 30, 2021 and December 31, 2020 gold concentrate is carried at cost.

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At June 30, 2021, metals that had been sold but not final settled thus exposed to future price changes totaled 1,833 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

Sales of products by metal for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	June 30, 2021		June 30, 2020
	Three Months	Six Months	Three Months	Six Months
Gold	$2,296,378	$4,010,102	$1,461,249	$2,980,560
Silver	9,103	13,424	2,905	5,946
Less: Smelter and refining charges	(125,249)	(256,667)	(139,656)	(261,175)
Total	$2,180,232	3,766,859	$1,324,498	$2,725,331

Sales by significant product type for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	June 30, 2021		June 30, 2020
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$2,180,232	$3,690,351	$1,267,355	$2,668,188
Dore sales to refinery	-	76,508	57,143	57,143
Total	$2,180,232	$3,766,859	$1,324,498	$2,725,331

At June 30, 2021 and December 31, 2020, our gold sales receivable balance related to contracts with customers of $263,585 and $264,779, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At June 30, 2021 and December 31, 2020, the Company had the following note and interest payable to related parties:

	June 30, 2021	December 31, 2020
Ophir Holdings LLC, a company owned by two officers of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $71,075 in February 2023	$136,050	$154,312
Total	136,050	154,312
Current portion	(38,205)	(37,078)
Long term portion	$97,845	$117,234

As of June 30, 2021 and December 31, 2020, there was no accrued interest payable to related parties. Related party interest expense for the three and six-months ended June 30, 2021 and 2020 is as follows.

2021		2020
Three Months	Six Months	Three Months	Six Months
$2,133	$4,402	$2,870	$6,051

In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the six-month periods ended June 30, 2021 and 2020, interest expense on her note was $975 and $734, respectively. She converted her note in May 2021 as provided in the agreement. See Note 15.

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

2021		2020
Three Months	Six Months	Three Months	Six Months
$6,210	$12,427	$6,210	$12,420

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2021 and December 31, 2020, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,465 and $4,177, respectively, for shared operating costs as defined in the JV agreement.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

7.Earnings per Share

For the three and six-month periods ended June 30, 2021 and 2020, potentially dilutive shares including outstanding stock options (Note 13) and warrants (Note 12) and convertible debt (Note 15) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and six-month periods ended June 30, 2021 and 2020, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2021	June 30, 2020
Stock options	5,525,000	4,612,500
Stock purchase warrants	5,697,249	2,824,075
Convertible debt	6,055,556	4,916,667
Total	17,277,805	12,353,242

8.Property, Plant, and Equipment

Property, plant and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(994,446)	(914,095)
Total mill	3,959,976	4,040,327

Building and equipment
Buildings	324,075	297,932
Equipment	4,595,193	3,250,551
	4,919,268	3,548,483
Less accumulated depreciation	(1,511,325)	(1,229,136)
Total building and equipment	3,407,943	2,319,347

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$8,235,389	$7,227,144

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.Mineral Properties

Mineral properties at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Golden Chest
Mineral Property	$1,565,518	$1,539,001
Infrastructure	805,930	468,669
Total Golden Chest	2,371,448	2,007,670
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	773,101
Less accumulated amortization	(55,217)	(48,267)
Total	$5,512,026	$3,455,233

For the three and six-months periods ended June 30, 2021 $16,330 and $26,516, respectively of interest expense was capitalized in association with the ramp access project at the Golden Chest. No interest was capitalized in 2020.

In February 2021 the Company paid $10,000 and in April of 2021 the Company paid an additional $1,689,965 to complete the purchase of approximately 508 acres of land adjacent to the Alder Gulch property for a total of $1,699,965 in cash.

10. Notes Payable

At June 30, 2021 and December 31, 2020, notes payable are as follows:

	June 30, 2021	December 31, 2020
Paus 2 yrd. LHD, 48 month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	$191,204	$217,354
Paus 2 yrd. LHD, 60 month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	169,883	195,768
Compressor, 48 month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	5,247	9,958
CarryAll transport, 36 month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	21,070
CarryAll transport, 36 month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	9,131	-
Atlas Copco loader, 60 month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	76,517	93,265
Sandvik LH203 LHD, 36 month note payable, 4.5% interest payable monthly through May 2027, monthly payments of $10,352	338,953
Caterpillar 306 excavator, 48 month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	57,246	64,896
Caterpillar 938 loader, 60 month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	90,441	109,492
Caterpillar R1600 LHD, 48 month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	678,812	-
Caterpillar AD22 underground truck, 48 month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	290,965	358,043
Total notes payable	1,929,469	1,048,776
Due within one year	645,390	339,704
Due after one year	$1,284,079	$709,072

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

10. Notes Payable (continued)

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2021 are as follows:

12 months ended June 30,
2022	$645,390
2023	675,368
2024	457,814
2025	150,897
Total	$1,929,469

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

In April 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. Additionally, in May 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The May loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in July 2021. At June 30, 2021, total accrued interest on the remaining loan is $6,172 of which $3,080 was accrued in 2021 and is included in the Small Business Administration loan balance on the consolidated balance sheet.

12. Stockholders’ Equity

The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months.

Common stock activity in the first quarter of 2021 consists of the following:

•The Company issued 10,000 shares of the Company’s common stock valued at $0.23 per share for services received of $2,300.

•Common shares of 394,737 were issued upon exercise of 625,000 options on a cashless basis. The intrinsic value of these shares was $150,000 on the date of exercise.

Common stock activity in the second quarter of 2021 consists of the following:

•The Company issued 15,000 shares of the Company’s common stock valued at $0.28 per share for services received of $4,200.

•Common shares of 50,000 were issued upon exercise of 100,000 options on a cashless basis. The intrinsic value of these shares was $14,000 on the date of exercise.

•277,778 warrants to purchase shares of the Company’s stock were exercised at $0.18 for $50,000 in cash.

•4,083,333 shares were issued at $0.18 per share in exchange for $735,000 of convertible debt. (Note 15)

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity (continued)

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	12,900,123	$0.18-0.22
Issued	5,600,027	$0.18-0.40
Expired	(10,816,789)	$0.20-0.22
Exercised	(1,708,334)	$0.20
Balance December 31, 2020	5,975,027	$0.18-0.40
Exercised	277,778	$0.18
Balance June 30, 2021	5,697,249	$0.18-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
375,000	$0.18	December 14, 2023
462,963	$0.18	April 21, 2022
4,859,286	$0.40	August 28, 2022
5,697,249

13. Stock Options

No options were granted in the second quarter of 2020 or 2021. In February 2021, the board granted 4,150,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $0.40 for 3 years. Total stock-based compensation recognized on these options during the three-month period ended March 31, 2021 was $604,571, no options were granted in the second quarter of 2021. In the three and six-month periods ending June 30, 2021 100,000 and 725,000, respectively, options were exercised in cashless exercises.

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2019	5,262,500	$0.10-0.18
Exercised	(1,150,000)	0.10-0.18
Expired	(2,012,500)	0.10-0.18
Balance December 31, 2020	2,100,000	0.10-0.14
Exercised	(725,000)	0.14
Issued	4,150,000	0.40
Balance June 30, 2021	5,525,000	0.10-0.40
Exercisable at June 30, 2021	5,525,000	$0.10-0.40

At June 30, 2021, outstanding stock options have a weighted average remaining term of approximately 2.16 years and an intrinsic value of approximately $226,250. Intrinsic value of the options exercised for the three and six-month period ended June 30, 2021 were $14,000 and $164,000, respectively.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

14. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020

Balance at beginning of period	$175,499	$165,724
Accretion expense	2,537	2,390
Balance at end of period	$178,036	$168,114

15. Convertible Debt

In February 2020, the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.18 per share (4,916,667 shares) prior to the maturity date of the notes. In July 2020, one of the participants converted $50,000 in debt for 277,778 shares of the Company’s common stock. In the second quarter of 2021 an additional 7 participants converted $735,000 in debt for 4,083,333 shares of the Company’s common stock. One remaining participant has yet to convert $100,000 in debt as of June 30, 2021.

In July 2020, a current participant was issued a convertible promissory note for a principal balance of $200,000 which funds were utilized for the purchase of a new jumbo underground drill. The note is collateralized by the drill. The outstanding principal amount of the note bears interest at an annual rate of 6.0% with interest payments due monthly and the unpaid principal due in June 2023. The principal amount of the note is convertible at the option of the note holder into shares of the Company’s common stock at a price of $0.40 per share (500,000 shares) prior to the maturity date of the note.

The Company issued convertible promissory notes with an aggregate principal value of $1,600,000 in February 2021 and an additional $150,000 in May 2021 for a total of $1,750,000 from which funds were utilized for the purchase of an addition to the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in March 2024. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.35 per share (5,000,000 shares) prior to the maturity date of the notes.

16.Subsequent Event

In July of 2021 the remaining participant in the first convertible promissory note issuance converted their $100,000 note for 555,556 shares of the Company’s common stock as provided in the agreement.

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

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley-Monarch and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt including the 876 acres of patented claims in Alder Gulch purchased in the first quarter of 2020 and 2021. Recently, the Company added two rare earth element properties in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles.

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

Highlights during the second quarter of 2021 include:

•At the Golden Chest, ore mined from underground stopes totaled approximately 4,600 tonnes of which about one-half was from the new stopes 833 and 824. The Main Access Ramp (MAR) advanced to the 821 elevation by the end of the quarter for a total of 60 meters of new ramp for the quarter. A new ventilation and escapeway raise was completed by the Company’s in-house mining crews during the quarter as well.

•Open pit mining progressed from the 1023 bench to the 1017 bench as production averaged 1,190 tonnes per day. Mining continued through the Klondike area as historic stopes were encountered that reduced the ore tonnage modeled. The Company also completed concurrent reclamation of its Rock Storage Site (RSS) on the lower lifts of the site with recontouring, application of topsoil, and seeding with a grass seed mixture.

•For the quarter ended June 30, 2021 a total of 10,623 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 4.08 gpt with gold recovery of 90.2%.

•NJMC’s diamond core rig produced 1,097.2 meters of drilling during the 2nd quarter of 2021. Five core holes, numbered GC 21-185 through GC 21-189, were completed in the Paymaster target area. Two of the core holes (GC21-186 & GC21-187) were collared and completed at the oversize corner drill pad (N 5274225 m), before moving 120 meters northwest, to collar and complete three more holes (GC21-185, GC21-188, GC21-189). Drilling rates dramatically increased 350 meters per month from approximately 250 meters to over 600 meters; due to the addition of a night shift. The core rig is now running 22 hours a day, with a 10 hour day shift and a 12 hour night shift.

•The Company released the results of core hole GC 21-187 which drilled through two veins in the Paymaster area. The hole intercepted 1.8 meters of 10.9 gpt gold (including 0.6 meters of 29.2 gpt gold) in the upper vein and 2.1 meters of 4.2 gpt gold (including 1.2 meters of 7.2 gpt gold) in the lower vein.

•The Company completed the acquisition of 508 additional acres of private patented mining claims near Murray, Idaho for $1,699,965. This claim group consists of 28 patented mining claims and is contiguous with other lands owned by the Company, bringing NJMC’s private land holdings in the Murray Gold Belt to over 1,500 acres. The Company has named this property Alder Gulch.

•NJMC discovered two quartz veins, the Badger and the Argus, on its Alder Gulch property with encouraging gold assays from surface sampling. The Badger quartz vein was uncovered during road construction. All Badger vein samples contained anomalous gold with values up to 18 gpt Au. The Argus vein has been tracked for 130 meters along strike through 8 trenches, each 15 meters long. Of the 34 samples taken to date on the newly uncovered Argus vein system, 25 have anomalous gold and eight have values greater than 1 gpt Au. One sampled trench has a 45 cm banded vein interval that assayed 8.57 gpt Au

•As part of its dual-pronged approach, the Company continued to work toward expanding its Rare Earth Element footprint during the quarter along with advancing its knowledge base of Roberts and Diamond Creek. Furthermore, the Company is working on tentative drill plans for Diamond Creek and participated in preliminary discussions with the Idaho Geologic Survey (IGS) as part of a United States Geologic Survey (USGS) program focused on advancing the future potential of Critical Minerals in this area of Idaho.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit of $362,249 and $290,359 for the three and six-month periods ended June 30, 2021 compared to a gross profit of $33,359 and $131,269 for the comparable periods in 2020. Gross profit increased primarily because of improved grade of mineralized material being mined and processed.

•Cash costs decreased for the three-month periods ended June 30, 2021, to $1,190.49 per ounce compared to $1,221.03 per ounce in 2020 because of increased grade of mineralized material being mined and processed in the period. Cash costs of $1,320.19 for the six-month period ended June 30, 2021, compared to $1,149.02 for 2020 increased as improved grade in the second quarter combined with lost production time due to the windstorm and crusher downtime in the first quarter of 2021. AISC per ounce increased to $1,603.01 for the three-month period ended June 30, 2021 compared to $1,387.29 for the comparable period in 2020 as a result of increased spending for exploration and sustaining capital expenditures. AISC per ounce increased to $1,825.69 per ounce for the six-month period ended June 30, 2021 compared to $1,294.13 for the comparable period in 2020 for the above reasons, but the largest increase in AISC costs for the six-month period was due to the successful core drilling completed in in the first quarter of 2021.

•Revenue was $2,180,232 and $3,766,859 for the three and six-month periods ended June 30, 2021 compared to $1,324,498 and $2,725,331 for the comparable periods of 2020. The increase was a result of a higher average gold grade in 2021 compared to 2020.

•An operating loss of $80,689 for the three-month period ended June 30, 2021 compared to operating loss of $194,751 in the comparable period of 2020. This was a result of improved gold grade for the three months ended June 30, 2021. An operating loss of $1,707,346 for the six-month period ended June 30, 2021 compared to operating loss of $344,286 in the comparable period of 2020. The increased loss for the six-month period in 2021 was mostly a result of increased core drilling and options granted in the first quarter of 2021.

•Net loss of $140,768 and $1,803,172 for the three and six-month periods ended June 30, 2021 compared to net loss of $212,512 and $374,701 for the three and six-month periods ended June 30, 2020. the reasons for these changes are the same as those for the operating loss described above.

•Exploration costs increased in 2021 compared to 2020 as a result of contract core drilling that the Company had done in the first quarter of 2021 and additional core drilling completed by the Company’s drill in 2021. A total of 3,500 meters of core drilling was completed by a contractor in the first quarter of 2021.

•Management, professional services, and general and administrative expenses increased in the six-month period ended June 21, 2021 compared to 2020 as a result of options being granted to management, directors, and employees for a total cost of $604,572.

•Timber revenue decreased in 2021. In 2020 more sales of timber at the Company’s Potosi property were realized.

•The consolidated net loss for the six-months ended June 30, 2021 and 2020 included non-cash charges as follows: depreciation and amortization of $378,173 ($269,317 in 2020), write off of equipment of $0 in 2021 ($9,537 in 2020), accretion of asset retirement obligation of $5,035 ($4,745 in 2020), stock-based compensation of $614,432 in 2021 ($0 in 2020) and issuance of common stock for services $6,500 (none in 2020).

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and six-month periods ended June 30, 2021 and 2020.

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

	2021		2020
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$1,817,983	$3,476,014	$1,291,139	$2,594,062
Depreciation and amortization	(195,377)	(378,173	(133,783)	(269,317)
Change in concentrate inventory	11,936	108,896	(55,986)	(49,694)
Cash Cost	$1,634,542	$3,206,737	$1,101,370	$2,275,051
Exploration	208,170	925,877	47,237	88,916
Sustaining capital	228,948	278,106	1,140	12,690
General and administrative	136,007	649,842	103,982	190,470
Less stock-based compensation and other non-cash items	(6,736)	(625,967)	(2,390)	(4,745)
All in sustaining costs	$2,200,931	$4,434,595	$1,251,339	$2,562,382
Divided by ounces produced	1,373	2,429	902	1,980
Cash cost per ounce	$1,190.49	$1,320.19	$1,221.03	$1,149.02
All in sustaining cost (AISC) per ounce	$1,603,.01	$1,825.69	$1,387.29	$1,294.13

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2021	2020
Operating activities	$(762,582)	$(345,870)
Investing activities	(2,334,899)	(759,882)
Financing activities	1,552,217	1,284,114
Net change in cash and cash equivalents	(1,545,264)	178,362
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$994,681	$396,158

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2021, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2021, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In April and June of 2020 the Company issued 1,481,481 shares of common stock at $0.135 per share for cash.

In the second quarter of 2021 the Company issued 15,000 shares of common stock at $0.28 per share for services provided for a total value of $4,200. 277,778 warrants were exercised at $0.18 per share for $50,000. 4,083,333 options were exercised at $0.18 per share in exchange for $735,000 of convertible debt. Also in the second quarter of 2021 100,000 options were exercised in exchange for 50,000 shares at $0.28 per share in a cashless warrant exercise.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2021, the Company had no citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date August 16, 2021

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: August 16, 2021