Form 10-Q
period 2021-09-30
NEW JERSEY MINING CO
filed 2021-11-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2021, 150,202,866 shares of the registrant’s common stock were outstanding.

NEW JERSEY MINING COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION 3

ITEM 1: Consolidated Financial Statements 3

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations 18

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk 21

ITEM 4: Controls and Procedures 21

PART II - OTHER INFORMATION 21

ITEM 1. Legal Proceedings 21

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. 21

ITEM 3. Defaults upon Senior Securities 21

ITEM 4. Mine Safety Disclosures 21

ITEM 5. Other Information 22

ITEM 6. Exhibits 23

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

New Jersey Mining Company Consolidated Balance Sheets (Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$481,187	$2,539,945
Gold sales receivable	212,125	264,779
Inventories	256,106	402,537
Joint venture receivable	1,641	4,177
Other current assets	331,833	224,063
Total current assets	1,282,892	3,435,501

Property, plant and equipment, net of accumulated depreciation	8,155,555	7,227,144
Mineral properties, net of accumulated amortization	5,768,471	3,455,233
Investment in Buckskin	192,946	-
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	-	12,863
Total assets	$15,938,184	$14,669,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$633,787	$687,331
Accrued payroll and related payroll expenses	157,632	143,485
Notes payable related parties, current portion	38,781	37,078
Notes payable, current portion	657,738	339,704
Small Business Administration loan, current portion	2,529	1,741
Total current liabilities	1,490,467	1,209,339

Asset retirement obligation	169,871	173,001
Notes payable related parties, long term	87,932	117,234
Convertible debt	1,950,000	1,010,000
Convertible debt-related party	-	25,000
Notes payable, long term	1,131,042	709,072
Small Business Administration loan, long term	165,105	161,251
Total long-term liabilities	3,503,950	2,195,558

Total liabilities	4,994,417	3,404,897

Commitments (Note 10)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2021–143,602,866 and December 31, 2020- 137,573,309 shares issued and outstanding	22,684,939	20,986,062
Accumulated deficit	(14,647,806)	(12,672,786)
Total New Jersey Mining Company stockholders’ equity	8,037,133	8,313,276
Non-controlling interest	2,906,634	2,950,888
Total stockholders' equity	10,943,767	11,264,164

Total liabilities and stockholders’ equity	$15,938,184	$14,669,061

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Operations (Unaudited) For the Three and Nine Month Periods Ended September 30, 2021 and 2020
	September 30, 2021		September 30, 2020
	Three Months	Nine Months	Three Months	Nine Months

Revenue:
Sales of products	$2,098,849	$5,865,708	$1,556,070	$4,281,401
Total revenue	2,098,849	5,865,708	1,556,070	4,281,401

Costs of Sales:
Cost of sales and other direct production costs	1,603,785	4,701,626	1,506,982	3,831,727
Depreciation and amortization	217,054	595,227	156,325	425,641
Total costs of sales	1,820,839	5,296,853	1,663,307	4,257,368
Gross profit	278,010	568,855	(107,237)	24,033

Other operating expenses:
Exploration	267,644	1,193,520	44,613	133,529
Loss on write off equipment	-	-	-	9,537
Management	56,272	312,663	38,812	112,236
Professional services	39,974	206,056	33,709	146,917
General and administrative	101,430	751,272	117,762	308,232
Total other operating expenses	465,320	2,463,511	234,896	710,451
Operating income (loss)	(187,310)	(1,894,656)	(342,133)	(686,418)

Other income (expense):
Small Business Administration grant income	-	-	360,054	370,054
Timber revenue net of costs	-	4,338	14,961	46,613
Interest income	7	131	38	1,626
Interest expense	(50,368)	(150,656)	(40,247)	(113,903)
Total other income (expense)	(50,361)	(146,187)	334,806	304,390

Net income (loss)	(237,671)	(2,040,843)	(7,327)	(382,028)
Net income (loss) attributable to non-controlling interest	(18,326)	(65,823)	(18,034)	(66,254)
Net income (loss) attributable to New Jersey Mining Company	$(219,345)	$(1,975,020)	$10,707	$(315,774)

Net income (loss) per common share-basic and diluted	$(0.00)	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding-basic	143,194,844	139,979,837	129,394,027	126,059,427
Weighted average common shares outstanding-diluted	143,194,844	139,979,837	133,092,547	126,059,427

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Nine Month Periods Ended September 30, 2021 and 2020
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to New Jersey Mining Company	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2020	123,812,144	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	2,659	2,659
Net income (loss)	-	-	(146,268)	(15,921)	(162,189)
Balance, March 31, 2020	123,812,144	$17,682,999	$(12,176,178)	$2,990,626	$8,497,447
Contribution from non-controlling interest in Mill JV	-	-	-	19,403	19,403
Issuance of common stock and warrants for cash	1,481,481	200,000	-	-	200,000
Net income (loss)	-	-	(180,213)	(32,299)	(212,512)
Balance June 30, 2020	125,293,625	$17,882,999	$(12,356,391)	$2,997,730	$8,504,338
Contribution from non-controlling interest in Mill JV	-	-	-	2,830	2,830
Issuance of common stock and warrants for cash	9,718,572	2,706,896	-	-	2,706,896
Exercise of common stock warrants for cash	1,041,667	208,334	-	-	208,334
Conversion of convertible debt to common stock	277,778	50,000	-	-	50,000
Net income (loss)	-	-	10,707	(18,034)	(7,327)
Balance September 30, 2020	136,331,642	$20,848,229	$(12,345,684)	$2,962,526	$11,465,071

Balance January 1, 2021	137,573,309	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	10,000	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services	-	9,860	-	-	9,860
Issuance of common stock for cashless option exercise	394,737	-	-	-	-
Net income (loss)	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	137,978,046	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960

Contribution from non-controlling interest in Mill JV	-	-	-	17,459	17,459
Issuance of common stock for services	15,000	4,200	-	-	4,200
Issuance of common stock for warrants exercised	277,778	50,000	-	-	50,000
Issuance of common stock for cashless option exercise	50,000	-	-	-	-
Conversion of convertible debt to common stock	4,083,333	735,000	-	-	735,000
Net income (loss)	-	-	(109,188)	(31,580)	(140,768)
Balance June 30, 2021	142,404,157	$22,391,993	$(14,428,461)	$2,923,319	$10,886,851
Contribution from non-controlling interest in Mill JV	-	-	-	1,641	1,641
Issuance of common stock for investment in Buckskin	643,153	192,946	-	-	192,946
Conversion of convertible debt to common stock	555,556	100,000	-	-	100,000
Net income (loss)	-	-	(219,345)	(18,326)	(237,671)
Balance September 30, 2021	143,602,866	$22,684,939	$(14,647,806)	$2,906,634	$10,943,767

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company Consolidated Statements of Cash Flows (Unaudited) For the Nine Month Periods Ended September 30, 2021 and 2020
	September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(2,040,843)	$(382,028)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	595,227	425,641
Loss on write off of equipment	-	9,537
Adjustment of inventory to net realizable value	-	32,098
Accretion of asset retirement obligation	7,476	7,170
Stock based compensation	614,431	-
Issuance of common stock for services	6,500	-
Change in operating assets and liabilities:
Gold sales receivable	52,654	13,762
Inventories	146,431	(27,019)
Joint venture receivable	2,536	(420)
Other current assets	(107,770)	19,401
Accounts payable and other accrued liabilities	(48,902)	(7,738)
Accrued payroll and related payroll expenses	14,147	31,333
Net cash provided (used) by operating activities	(758,113)	121,737

Cash flows from investing activities:
Purchases of property, plant and equipment	(351,618)	(286,889)
Deposits on equipment	12,863	-
Purchase of mineral property	(2,346,181)	(798,088)
Additions to mineral property	-	(64,692)
Net cash used by investing activities	(2,684,936)	(1,149,669)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of issuance cost	-	2,906,896
Exercise of common stock warrants	50,000	208,334
Principal payments on notes payable	(409,679)	(360,640)
Principal payments on notes payable, related parties	(27,599)	(53,434)
Issuance of convertible debt	1,750,000	1,085,000
Proceeds from Small Business Administration loans		149,900
Contributions from non-controlling interest	21,569	24,892
Net cash provided by financing activities	1,384,291	3,960,948

Net change in cash and cash equivalents	(2,058,758)	2,933,016
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$481,187	$3,150,812

Non-cash investing and financing activities:

Deposit on property applied to purchase of mineral property	-	$25,000
Notes payable for equipment purchase	$1,149,683	$217,000
Conversion of convertible debt to common stock	$835,000	$50,000
Investment in Buckskin acquired with issuance of common stock	$192,946	-

The accompanying notes are an integral part of these consolidated financial statements.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies

These unaudited interim consolidated financial statements have been prepared by the management of New Jersey Mining Company (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three and nine-month period ended September 30, 2021 is not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drift, ramps and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves (as defined by the SEC) begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2021, and December 31, 2020, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

Investments in Equity Securities

Investments in equity securities are generally measured at fair value. Unrealized gains and losses for equity securities resulting from changes in fair value are recognized in current earnings. If an equity security does not have a readily determinable fair value, we may elect to measure the security at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, we reassess whether an equity investment security without a readily determinable fair value qualifies to be measured at cost less impairment, consider whether impairment indicators exist to evaluate if an equity investment security is impaired and, if so, record an impairment loss. At the end of each reporting period, unrealized gains and losses resulting from changes in fair value are recognized in current earnings. Upon sale of an equity security, the realized gain or loss is recognized in current earnings.

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

3. Inventories

At September 30, 2021 and December 31, 2020, the Company’s inventories consisted of the following:

	September 30, 2021	December 31, 2020
Concentrate inventory
In process	$58,847	$90,743
Finished goods	104,803	230,318
Total concentrate inventory	163,650	321,061

Supplies inventory
Mine parts and supplies	56,648	52,600
Mill parts and supplies	35,808	28,876
Total supplies inventory	92,456	81,476

Total	$256,106	$402,537

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At September 30, 2021 and December 31, 2020 gold concentrate is carried at cost.

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At September 30, 2021, metals that had been sold but not final settled thus exposed to future price changes totaled 1,711 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

Sales of products by metal type for the three and nine-month periods ended September 30, 2021 and 2020 were as follows:

	September 30, 2021		September 30, 2020
	Three Months	Nine Months	Three Months	Nine Months
Gold	$2,253,431	$6,256,461	$1,654,334	$4,629,816
Silver	5,756	20,078	2,593	6,881
Less: Smelter and refining charges	(160,338)	(410,831)	(100,857)	(355,296)
Total	$2,098,849	5,865,708	$1,556,070	$4,281,401

Sales by significant product type for the three and nine-month periods ended September 30, 2021 and 2020 were as follows:

	September 30, 2021		September 30, 2020
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H Metal	$1,845,547	$5,535,899	$1,476,395	$4,144,583
Dore sales to refinery	253,302	329,809	79,675	136,818
Total	$2,098,849	$5,865,708	$1,556,070	$4,281,401

At September 30, 2021 and December 31, 2020, our gold sales receivable balance related to contracts with customers of $212,125 and $264,779, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

5.Related Party Transactions

At September 30, 2021 and December 31, 2020, the Company had the following note and interest payable to related parties:

	September 30, 2021	December 31, 2020
Ophir Holdings LLC, a company owned by two officers of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $71,075 in February 2023	$126,713	$154,312
Total	126,713	154,312
Current portion	(38,781)	(37,078)
Long term portion	$87,932	$117,234

As of September 30, 2021 and December 31, 2020, there was no accrued interest payable to related parties. Related party interest expense for the three and nine-months ended September 30, 2021 and 2020 is as follows.

2021		2020
Three Months	Nine Months	Three Months	Nine Months

$1,994	$6,397	$2,537	$8,588

In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. During the three and nine-month periods ended September 30, 2021 and 2020, interest expense on her note was as follows:

2021		2020
Three Months	Nine Months	Three Months	Nine Months

$-	$975	$504	$1,238

She converted her note in May 2021 as provided in the agreement. See Note 16.

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

2021		2020
Three Months	Nine Months	Three Months	Nine Months

$6,364	$18,791	$6,210	$18,630

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2021 and December 31, 2020, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $1,641 and $4,177, respectively, for shared operating costs as defined in the JV agreement.

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

	September 30, 2021		September 30, 2020
	Three Months	Nine Months	Three Months	Nine Months

Incremental shares included in diluted net income (loss) per share
Stock options	-	-	2,669,034	-
Stock purchase warrants	-	-	1,029,486	-
	-	-	3,698,520	-
Excluded in diluted net income (loss) per share as inclusion would have an antidilutive effect:
Convertible debt	5,500,000	5,500,000	5,138,889	5,138,889
Stock options	5,525,000	5,525,000	1,943,466	4,612,500
Stock purchase warrants	5,697,249	5,697,249	4,859,286	6,641,694
	16,722,249	16,722,249	11,941,641	16,393,083

8.Property, Plant, and Equipment

Property, plant and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,043,078)	(914,095)
Total mill	3,911,344	4,040,327

Building and equipment
Buildings	324,075	297,932
Equipment	4,727,631	3,250,551
	5,051,706	3,548,483
Less accumulated depreciation	(1,674,965)	(1,229,136)
Total building and equipment	3,376,741	2,319,347

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$8,155,555	$7,227,144

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

9.Mineral Properties

Mineral properties at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Golden Chest
Mineral Property	$1,575,832	$1,539,001
Infrastructure	978,842	468,669
Total Golden Chest	2,554,674	2,007,670
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	773,101
Park Copper	78,000	-
Less accumulated amortization	(59,998)	(48,267)
Total	$5,768,471	$3,455,233

For the three and nine-months periods ended September 30, 2021 $16,029 and $42,545, respectively of interest expense was capitalized in association with the ramp access project at the Golden Chest. No interest was capitalized in 2020.

In February 2021 the Company paid $10,000 and in April of 2021 the Company paid an additional $1,689,965 to complete the purchase of approximately 508 acres of land adjacent to the Alder Gulch property for a total of $1,699,965 in cash.

In August 2021 the Company paid $78,000 in cash for 100 acres of patented mineral property in Shoshone County referred to as Park Copper.

10.Investment in Buckskin

In August 2021 the Company exchanged 643,153 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the property.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

11. Notes Payable

At September 30, 2021 and December 31, 2020, notes payable are as follows:

	September 30, 2021	December 31, 2020
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	$177,893	$217,354
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	156,772	195,768
Compressor, 48-month note payable, 5.25% interest rate payable monthly through November 2021, monthly payments of $813	2,844	9,958
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	19,421	-
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	8,321	-
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	67,807	93,265
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2027, monthly payments of $10,352	311,608	-
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	18,558	-
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	53,355	64,896
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	80,671	109,492
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	634,922	-
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	256,608	358,043
Total notes payable	1,788,780	1,048,776
Due within one year	657,738	339,704
Due after one year	$1,131,042	$709,072

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2021 are as follows:

12 months ended September 30,
2022	$657,738
2023	637,511
2024	417,524
2025	76,007
Total	$1,788,780

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

12. Small Business Administration Loans and Grant

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

In April 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. Additionally, in May 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The May loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050 and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in October 2021. At September 30, 2021, total accrued interest on the remaining loan is $7,734 of which $4,642 was accrued in 2021 and is included in the Small Business Administration loan balance on the consolidated balance sheet.

13. Stockholders’ Equity

Common stock activity in the second quarter of 2020 consists of the following:

•The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months.

Common stock activity in the third quarter of 2020 consists of the following:

•In July 2020, a holder of convertible debt converted $50,000 of debt to 277,778 shares of common stock.

•The Company closed a private placement in August 2020. Under the private placement, the Company sold 9,718,573 units at $0.28 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.40 for 24 months.

•In the third quarter of 2020 warrants were exercised whereby 1,041,667 shares of common stock were issued for net proceeds of $208,334.

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

•4,083,333 shares were issued at $0.18 per share in exchange for $735,000 of convertible debt. (Note 16)

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

13. Stockholders’ Equity (continued)

Common stock activity in the third quarter of 2021 consists of the following:

•555,556 shares were issued at $0.18 per share in exchange for $100,000 of convertible debt. (Note 16)

•The Company issued 643,153 shares of the Company’s common stock for 22% of Buckskin Gold and Silver in August 2021.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	12,900,123	$0.18-0.22
Issued	5,600,027	$0.18-0.40
Expired	(10,816,789)	$0.20-0.22
Exercised	(1,708,334)	$0.20
Balance December 31, 2020	5,975,027	$0.18-0.40
Exercised	(277,778)	$0.18
Balance September 30, 2021	5,697,249	$0.18-0.40

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
375,000	$0.18	December 14, 2023
462,963	$0.18	April 21, 2022
4,859,286	$0.40	August 28, 2022
5,697,249

14. Stock Options

No options were granted in the second quarter of 2020 or 2021. In February 2021, the board granted 4,100,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $0.40 for 3 years. Total stock-based compensation recognized on these options during the three-month period ended March 31, 2021 was $604,571. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 97.9%, risk-free interest rate of 0.19%, an expected term of three years, dividend rate of 0.00% and forfeiture rate of 0.00%. In March 2021, the Company granted 50,000 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $0.40 for 3 years. Total stock-based compensation recognized on these options was $9,860 during the three-month period ended March 31, 2021. The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows: volatility of 99.3%, risk-free interest rate of 0.33%, expected term of three years, dividend rate of 0.00% and forfeiture rate of 0.00%. In the three and nine-month periods ending September 30, 2021 $0 and 725,000, respectively, options were exercised in cashless exercises for 444,737 shares of the Company’s common stock.

New Jersey Mining Company

Notes to Consolidated Financial Statements (Unaudited)

14. Stock Options (continued)

Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2019	5,262,500	$0.10-0.18
Exercised	(1,150,000)	0.10-0.18
Expired	(2,012,500)	0.10-0.18
Balance December 31, 2020	2,100,000	0.10-0.14
Exercised	(725,000)	0.14
Issued	4,150,000	0.40
Balance September 30, 2021	5,525,000	0.10-0.40
Exercisable at September 30, 2021	5,525,000	$0.10-0.40

At September 30, 2021, outstanding stock options have a weighted average remaining term of approximately 1.91 years and an intrinsic value of approximately $253,750. Intrinsic value of the options exercised for the nine-month period ended September 30, 2021 was $164,000.

15. Asset Retirement Obligation

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently are operations. Activity for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020

Balance at beginning of period	$173,001	$163,369
Accretion expense	7,476	7,170
Change in asset retirement obligation estimate	(10,606)	-
Balance at end of period	$169,871	$170,539

The change in the asset retirement obligation estimate during the current quarter related to a revision to the estimated start of the reclamation process to a later date at our Golden Chest properties.

16. Convertible Debt

In February 2020, the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 9). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $0.18 per share (4,916,667 shares) prior to the maturity date of the notes. In July 2020, one of the participants converted $50,000 in debt for 277,778 shares of the Company’s common stock. In the second quarter of 2021, an additional 7 participants converted $735,000 in debt for 4,083,333 shares of the Company’s common stock. The one remaining participant converted $100,000 in debt for 555,556 shares of the Company’s common stock in July 2021.

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

16. Convertible Debt (continued)

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

17.Subsequent Events

The Company closed a private placement in October 2021. Under the private placement, the Company sold 6,600,000 units at $0.30 per unit for net proceeds of $1,980,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.40 for 24 months.

A special meeting of the Company’s shareholders was held October 6, 2021, at which two proposals were presented. The first proposal was for an amendment and restatement of the Company’s Articles of Incorporation to effect a reverse stock split of outstanding Common Stock at a ratio of one for fourteen. The second proposal was for an amendment and restatement of the Company’s Articles of Incorporation to change the Company’s name from New Jersey Mining Company to Idaho Strategic Resources, Inc. Both proposals were approved by shareholders and are awaiting Financial Industry Regulatory Authority “FINRA” approval.

On October 20, 2021 the Board of Directors granted 2,550,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $0.40 for 3 years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

New Jersey Mining Company is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow, while reducing debt and growing its production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house skills to build a portfolio of producing mines and milling operations with a primary focus on gold and secondary focus on silver and base metals.

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, New Jersey Mining Company has additional exploration prospects, including the McKinley-Monarch and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt including the 876 acres of patented claims in Alder Gulch purchased in the first quarter of 2020 and 2021. In early 2020, the Company added the Roberts and Diamond Creek rare earth element properties in Idaho. Both properties are listed as belonging to the national inventory as recognized by the USGS and other agency reports. If a large economic deposit of rare earth elements becomes a reality on either of these properties, they could become an important source of critical minerals for the United States. The Company added these projects to its portfolio of exploration properties to diversify its holdings and build potential shareholder value from the anticipated demand for these elements in the electrification of motorized vehicles, permanent magnets, and other products focused on a low-carbon and “green” future.

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

Highlights during the third quarter of 2021 include:

•At the Golden Chest, ore mined from underground stopes totaled approximately 6,310 tonnes of which about one-half was from the 833 stope and the remainder from the 824 stope. Development waste tonnage totaled 3,160 tonnes as the Main Access Ramp (MAR) was extended at depth. A second ventilation and escapeway raise was partially completed by the Company’s in-house mining crews during the quarter. During the quarter, operations were temporarily halted due to a rock fall and injury to one miner working in the 833N stope. Access to the 833N stope was restricted for two weeks, but access to the rest of the mine was permitted. This and a temporary road closure due to area forest fires also impacted operations during the 3rd quarter.

•Open pit mining progressed from the 1017 bench to the 1011 bench as production averaged 1,180 tonnes per day. Mining continued through the Klondike area as historic stopes were encountered that reduced the ore tonnage modeled.

•For the quarter ended September 30, 2021 a total of 12,554 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 3.22 gpt with gold recovery of 87.8%

•The Company drilled 1,416 meters during the quarter and released core drilling results from the Joe Dandy area of the Golden Chest mine which is on the southern end of the property. The intercepts are summarized below:

oGC 21-194 intercepted 0.5 meters of 7.8 gpt gold in the upper vein and 0.4 meters of 4.6 gpt gold in the lower vein.

oGC 21-195 intercepted 0.5 meters of 3.8 gpt gold in the upper vein and 0.4 meters of 2.9 gpt gold in the lower vein.

oGC 21-196 intercepted 0.6 meters of 8.3 gpt gold in the upper vein and 1.7 meters of 2.7 gpt gold in the lower vein.

oGC 21-197 intercepted 2.56 meters of 10.98 gpt gold (including 0.94 meters of 28.7 gpt gold) in the upper vein and 0.53 meters of 2.60 gpt gold in the lower vein.

•The Company released core drilling results from the Klondike area of the Golden Chest mine which is located on the northern end of the property, and the intercepts are summarized below.

oGC 21-203 intercepted 1.8 meters of 14.4 gpt gold (including 0.8 meters of 31.8 gpt gold).

oGC 21-204 intercepted 7.5 meters of 5.2 gpt gold (including 3.3 meters of 9.4 gpt gold) in the upper vein and 3.4 meters of 12.2 gpt gold (including 1.1 meters of 34.1 gpt gold) in the lower vein.

oGC 21-205 intercepted multiple zones of gold mineralization summarized below:

o1.4 meters of 12.2 gpt gold from 117.9 to 118.9 m.

o1.1 meters of 6.4 gpt gold from 126.4 to 127.5 m.

o2.3 meters of 15.5 gpt gold from 165.0 to 167.3 m (including 0.5 meters of 35.4 gpt gold and 0.1 meter of 138 gpt gold).

o7.6 meters of 1.9 gpt gold from 175.2 to 186.3 m (including 1.3 meters of 6.9 gpt gold).

o1.8 meters of 3.8 gpt gold from 207.9 to 209.7 m.

o6.0 meters of 3.1 gpt gold from 225.21 to 231.2 m (including 3.1 meters of 5.4 gpt gold).

o1.5 meters of 3.3 gpt gold from 233.5 to 235.0 m.

o3 meters of 7.8 gpt gold from 246.6 to 247.9 m.

•The Company’s Roberts and Diamond Creek Rare Earth Element projects were included in the Earth MRI program overseen by the United States Geologic Survey (USGS) and conducted by the Idaho Geologic Survey (IGS). Additional groundwork was completed at Diamond Creek, including advancing the plan of operations for a 10-hole drill program. Furthermore, it is anticipated that core samples from this drill program are to be included in future partnership discussions with the IGS and University of Idaho, with an eye toward further drilling, extraction, separation, and processing of REE’s in Idaho.

Results of Operations

Our financial performance during the quarter is summarized below:

•The Company had a gross profit of $278,010 and $568,855 for the three and nine-month periods ended September 30, 2021 compared to a gross loss of $107,237 and gross profit of $24,033 for the comparable periods in 2020. Gross profit increased primarily because of improved grade of mineralized material being mined and processed and increased production.

•Cash costs per ounce decreased for the three and nine-month periods ended September 30, 2021, to $1,256.75 and $1,296.27 per ounce compared to $1,855.58 and $1,372.68, respectively, per ounce in 2020 because of increased grade of mineralized material being mined and processed in the periods and increased production. AISC per ounce decreased to $1,592.34 for the three-month period ended September 30, 2021 compared to $2,368.21 for the comparable period in 2020 as a result of increased grade of mineralized material being mined and processed in the periods and increased production. AISC per ounce increased to $1,741.66 per ounce for the nine-month period ended September 30, 2021 compared to $1,628.91 for the comparable period in 2020 due to additional exploration core drilling completed by an outside drill contractor in the first quarter of 2021.

•Revenue was $2,098,849 and $5,865,708 for the three and nine-month periods ended September 30, 2021 compared to $1,556,070 and $4,281,401 for the comparable periods of 2020. The increase was a result of a higher average gold grade and increased production in 2021 compared to 2020.

•An operating loss of $219,345 for the three-month period ended September 30, 2021 compared to operating income of $10,707 in the comparable period of 2020. This was a result of increased exploration spending for the three months ended September 30, 2021. An operating loss of $1,975,020 for the nine-month period ended September 30, 2021 compared to operating loss of $315,774 in the comparable period of 2020. The increased loss for the nine-month period in 2021 was mostly a result of increased core drilling and expense for stock options granted in the first quarter of 2021.

•Net loss of $237,671 and $2,040,843 for the three and nine-month periods ended September 30, 2021 compared to net loss of $7,327 and $382,028 for the three and nine-month periods ended September 30, 2020. the reasons for these changes are the same as those for the operating loss described above.

•Exploration costs increased in 2021 compared to 2020 as a result of contract core drilling that the Company had done in the first quarter of 2021 and additional core drilling completed by the Company’s drill in 2021. A total of 3,500 meters of core drilling was completed by a contractor in the first quarter of 2021.

•Management, professional services, and general and administrative expenses increased in the nine-month period ended September 21, 2021 compared to 2020 as a result of options being granted to management, directors, and employees for a total cost of $604,572.

•Timber revenue decreased in 2021. In 2020 more sales of timber at the Company’s Potosi property were realized.

•The consolidated net loss for the nine-months ended September 30, 2021 and 2020 included non-cash charges as follows: depreciation and amortization of $595,227 ($425,641 in 2020), write off of equipment of $0 in 2021 ($9,537 in 2020), adjustment on inventory to net realizable value of $0 in 2021 ($32,098 in 2020), accretion of asset retirement obligation of $7,476 ($7,170 in 2020), stock-based compensation of $614,431 in 2021 ($0 in 2020) , and the issuance of common stock for services $6,500 in 2021 ($0 in 2020).

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and nine-month periods ended September 30, 2021 and 2020.

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

	2021		2020
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$1,820,839	$5,296,853	$1,663,306	$4,257,368
Depreciation and amortization	(217,054)	(595,227)	(156,324)	(425,641)
Change in concentrate inventory	37,535	146,431	64,526	33,407
Cash Cost	$1,641,320	$4,848,057	$1,571,508	$3,865,134
Exploration	267,643	1,193,520	44,613	133,529
Sustaining capital	78,380	349,363	274,199	286,889
General and administrative	101,430	751,272	117,762	308,233
Less stock-based compensation and other non-cash items	(9,178)	(628,407)	(2,426)	(7,170)
All in sustaining costs	$2,079,595	$6,513,805	$2,005,657	$4,586,614
Divided by ounces produced	1,306	3,740	847	2,816
Cash cost per ounce	$1,256.75	$1,296.27	$1,855.58	$1,372.68
All in sustaining cost (AISC) per ounce	$1,592,34	$1,741.66	$2,368.21	$1,628.91

Financial Condition and Liquidity

	For the Nine Months Ended September 30,
Net cash provided (used) by:	2021	2020
Operating activities	$(758,113)	$121,737
Investing activities	(2,684,936)	(1,149,669)
Financing activities	1,384,291	3,960,948
Net change in cash and cash equivalents	(2,058,758)	2,933,016
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$481,187	$3,150,812

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2021, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2021, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

The Company closed a private placement in April 2020. Under the private placement, the Company sold 1,481,481 units at $0.135 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. The Company closed a private placement in August 2020. Under the private placement, the Company sold 9,718,572 units at $0.28 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $0.18 for 24 months. In July of 2020 277,778 shares of the Company’s stock were issued to a holder of convertible debt at a rate of $0.18 per share in exchange for $50,000 in debt. In the third quarter of 2020 1,041,667 shares were issued in exchange for outstanding warrants for net proceeds of $208,334.

In the first quarter of 2021 the Company issued 10,000 shares of common stock at $0.23 per share for services provided for a total value of $2,300. Also, in the first quarter of 2021 625,000 options were exercised in exchange for 394,737 shares at $0.38 per share in a cashless warrant exercise. In the second quarter of 2021 the Company issued 15,000 shares of common stock at $0.28 per share for services provided for a total value of $4,200. 277,778 warrants were exercised at $0.18 per share for $50,000. 4,083,333 options were exercised at $0.18 per share in exchange for $735,000 of convertible debt. Also, in the second quarter of 2021 100,000 options were exercised in exchange for 50,000 shares at $0.28 per share in a cashless warrant exercise. In the third quarter of 2021 555,556 options were exercised at $0.18 per share in exchange for $100,000 of convertible debt. Also, in August of 2021 the Company issued 643,153 shares of common stock $0.30 per share for 22.23% of Buckskin Gold and Silver company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2021, the Company had four citations for a violation of mandatory health or safety standards that could significantly and substantially (S&S citation) contribute to the cause and effect a mine safety or health hazard under section 104 of the Federal Mine Safety and Health Act of 1977. There were no legal actions, mining-related fatalities, or similar events in relation to the Company’s United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

Date November 15, 2021

By:   /s/ Grant Brackebusch

Grant Brackebusch,

its: Vice President and Chief Financial Officer

Date: November 15, 2021