Form 10-K
period 2021-12-31
Idaho Strategic Resources, Inc.
filed 2022-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-28837

IDAHO STRATEGIC RESOURCES, INC.
(Name of small business issuer in its charter)

Idaho	82-0490295
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

201 N. Third Street, Coeur d’Alene, ID 83814

(Address of principal executive offices) (zip code)

(208) 625-9001

Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.00 par value	IDR	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2021 was $39,775,500.

On March 1, 2022 there were 11,309,160 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. These statements include, but are not limited to, comments regarding:

•	the establishment and estimates of mineralization;
•	the grade of mineralization;
•	anticipated expenditures and costs in our operations;
•	planned exploration activities and the anticipated outcome of such exploration activities;
•	plans and anticipated timing for obtaining permits and licenses for our properties;
•	expected future financing and its anticipated outcome;
•	anticipated liquidity to meet expected operating costs and capital requirements;
•	our ability to obtain joint ventures partners and maintain working relationships with our current joint venture partners;
•	our ability to obtain financing to fund our estimated exploration expenditures and capital requirements; and
•	factors expected to impact our results of operations.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties, and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;
•	risks related to our history of losses and our expectation of continued losses;
•	risks related to our properties being in the exploration or development stage;
•	risks related our mineral operations being subject to government regulation;
•	risks related to future legislation and administrative changes to mining laws;
•	risks related to future legislation regarding climate change;
•	risks related to our ability to obtain additional capital or joint venture partners;
•	risks related to land reclamation requirements and costs;
•	risks related to mineral exploration and development activities being inherently dangerous;
•	risks related to our insurance coverage for operating risks;
•	risks related to cost increases for our exploration and development projects;
•	risks related to a shortage of equipment and supplies adversely affecting our ability to operate;
•	risks related to mineral estimates;
•	risks related to the fluctuation of prices for precious metals, such as gold and silver;
•	risks related to the competitive industry of mineral exploration;
•	risks related to our title and rights in our mineral properties and mill;
•	risks related to joint venture partners and our contractual obligations therewith;
•	risks related to potential conflicts of interest with our management;
•	risks related to our dependence on key management;
•	risks related to the New Jersey Mill operations, management, and milling capacity;
•	risks related to our business model;
•	risks related to evolving corporate governance standards for public companies; and
•	risks related to our shares of common stock.

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

Cu-Copper.

CIL-A standard gold recovery process involving the leaching with cyanide in agitated tanks with activated carbon. CIL means “carbon-in-leach.”

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

Fault-A fracture in the earth’s crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

Flotation-A physiochemical process for the separation of finely divided solids from one another. Separation of these (dissimilar) discrete solids from each other is affected by the selective attachment of the particle surface to gas bubbles.

GPT-grams per metric tonne.

Galena-A lead sulfide mineral. The most important lead mineral in the Coeur d’Alene Mining District.

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

Mineral Reserve-An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral Resource-A concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

Proven Reserve-The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

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

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

Business

Idaho Strategic Resources, Inc. (“the Company” or “IDR”) is a gold producer with an established base in three historic mining districts in the Western United States. The Company’s primary source of revenue comes from its operating gold mine, the Golden Chest Mine located in the Murray Gold Belt of northern Idaho. The Company is also pursuing a Rare Earth Element (REE) exploration strategy and has acquired REE properties in Idaho.

Idaho Strategic Resources, Inc. (“the Company” or “IDR”) was incorporated under the laws of the State of Idaho on July 18, 1996. The Company’s head office and registered records office is located at 201 N. 3rd St. Coeur d’Alene, ID 83814.

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

BUSINESS OF THE COMPANY

General Description of the Business

Domiciled in Idaho and headquartered in the Panhandle of northern Idaho, Idaho Strategic Resources, Inc. (formerly New Jersey Mining Company (NJMC)) was incorporated in the State of Idaho on July 18, 1996. On December 6, 2021, The Company changed its name to Idaho Strategic Resources, Inc. (IDR) to better reflect its corporate focus, Idaho-based operations and being domiciled in Idaho. Idaho Strategic Resources (IDR) is one of the few resource-based companies (public or private) possessing the combination of officially recognized U.S. domestic rare earth element properties (in Idaho) and Idaho-based gold production located in an established mining community.

Idaho Strategic Resources produces gold at the Golden Chest Mine located in the Murray Gold Belt (MGB) area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 7,000 acres of patented and unpatented land, the Company has the largest private land position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

The Company is an established gold producer, with surface and underground mining operations at its 100-percent owned Golden Chest Mine and conducts milling operations at its majority-owned New Jersey Mill. The Company also has an expanded focus on identifying and exploring Critical Minerals (Rare Earth Minerals). Its business strategy is to grow its asset base and mineral production over time while advancing its Rare Earth Element projects. In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” Rare Earth Elements (REE’s). The Company’s Diamond Creek and Roberts REE properties are included the U.S. national REE inventory as listed in USGS, IGS and DOE publications. Both projects are in central Idaho and participating in the USGS Earth MRI program, with the Diamond Creek Project also participating in the Idaho Department of Commerce’s IGEM program.

The Company holds mineral properties in three historic mining districts of Idaho and Montana. Its portfolio of mineral properties includes:

•	The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt (MGB) of North Idaho;
•	A significant portfolio of early-stage exploration properties within the MGB, many of which include historic gold mines and known gold mineralization;
•	United States Geologic Survey (USGS) recognized Rare Earth Element potential
	o	Diamond Creek-one of Idaho’s most prospective REE properties
	o	Roberts Rare Earth-one the highest grade REE properties in the US
•	A significant portfolio of early-stage exploration properties in Central Idaho, primarily in the Elk City area, and;
•

The Butte Highlands Mine (50-percent interest), an advanced-stage project which has seen considerable development work, located south of the city of Butte, in Western Montana, however management does not expect this project to be advanced in the near future;

In addition to its portfolio of exploration, pre-development, and producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

During the last two years, the Company has focused its efforts on expanding underground development and production at the Golden Chest Mine with an aggressive focus on consolidating and increasing its land holding within the Murray Gold Belt. With all debt associated with the start-up of operations behind it, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress combined with the existing infrastructure and development over the last two years has created a solid foundation for continued growth real estate holdings, and a base of value regardless of market cycles.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. IDR also competes with other mining companies for exploration properties and mining assets, mostly properties in the western United States. In recent years, the Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine, and acquiring a 50% interest in the Butte Highlands Joint Venture. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator. While not its core business, the New Jersey Mill has little competition for contract milling within an approximate 175-mile radius.

Generally, the Company is subject to the risks inherent to the mineral industry. A primary risk of mineral exploration is the low probability of finding a major ore deposit. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and also by relying on its experienced management team to drive analysis, evaluation, and acquisition of properties that it feels have a higher-than-average probability of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, economic, engineering, environmental, and metallurgical factors. In all its operations the Company competes for skilled labor within the mining industry.

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

Customer Dependence and Product Distribution

The Company sold all its flotation gold concentrate to H&H Metals Corporation of New York, NY which accounted for 95% of gold sales in 2021. The remaining gold sales were gold dore’ which was sold to a western U.S. refinery. H&H Metals is also an IDR shareholder. Although not expected, if H&H Metals could not purchase the gold concentrate, it is anticipated another customer could be found readily as the floatation gold concentrate is a high-value concentrate with minor deleterious element content.

The Company ships its gold concentrate overseas to a smelter in Japan and the recent global shipping problems due to Covid-19 have caused an increase of inventory of gold concentrate at the New Jersey Mill. Only one day has been allowed for loading vessels in Seattle making it nearly impossible to ship from Idaho. Management is working to set up a concentrate storage area near the Port of Seattle so that several 20-tonne lots of concentrate could be stored closer to the port and loaded on a vessel in the short time currently allowed for loading.

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

The New Jersey Mine, Golden Chest Mine, and other nearby properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any IDR projects. There is no known evidence that previous operations at the New Jersey Mine (prior to 1910) caused any groundwater or surface water pollution or discharged any tailings into the South Fork of the Coeur d’Alene River; however, it is possible that such evidence could surface. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest Mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense, however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. IDR has not received any notifications that it could be liable for any environmental cleanup.

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

The New Jersey Mine and Mill have two important State of Idaho permits. The first is an Idaho Cyanidation Permit and the second is a reclamation plan for surface mining operations. The Company has also applied for a permit to expand its tailings storage facility (TSF) with the Idaho Department of Water Resources. Once approved, the Company will have to post a reclamation bond of approximately $110,000. If not approved in a timely manner, the Company would have to dispose of tailings in with a slightly more expensive method such as backhauling tailings to the Golden Chest Mine. An Idaho cyanidation permit was granted October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring during the operation of the CLP. IDR estimates the cost of water-monitoring associated with the CLP to be approximately $6,000 per year. The New Jersey Mill also has an EPA general stormwater permit.

The Idaho Department of Lands (IDL) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. IDR pays an annual reclamation fee of $133 to the Idaho Department of Lands for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $96,600. The Company submitted a reclamation plan to the IDL for its current open pit mining operation at the Golden Chest Mine. The plan was approved, and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices. The Golden Chest Mine also has an EPA stormwater permit.

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

Number of Total Employees and Number of Full Time Employees

The Company’s total number of full-time employees is 38.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders, however, it plans to deliver an annual report to shareholders in 2022. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission and SEC.

The Company maintains a website where recent press releases and other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website www.idahostrategic.com.

ITEM 2. DESCRIPTION OF PROPERTIES

MONTANA
Buckskin
GOLDEN CHEST
MINE
Alder Gulch
New Jersey
Mill
Giant Ledge
Butte Gulch
Potosi
Eastern Star
BUTTE
HIGHLANDS
MINE
Roberts REE
Diamond Creek
REE
IDAHO

Figure 1 - Project Location Map

GOLDEN CHEST MINE

Figure 1 - Photo of Golden Chest Mine in February 2020

Property Location

The Golden Chest Mine is comprised of an underground mine, an open pit mine, and an exploration project located about 1.5 miles east of Murray, Idaho, comprised of 25 patented mining claims (280 acres) and 90 unpatented claims (1,390 acres). The mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

IDR owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Marathon Gold Corporation (Marathon).

Property History

The Golden Chest Mine was developed in the late 1800’s through the early 1900’s as part of the first gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining at the Golden Chest (prior to IDR’s ownership) produced approximately 65,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest Mine is considered to be the largest historic lode producer of gold in northern Idaho.

Modern exploration of the Golden Chest area began in the late 1970’s with several companies, including Cominco-American and Golden Chest Inc. (“GCI”), targeting gold and massive sulfides. Drill tests by GCI included a 200-foot hole from surface that intersected a 60-foot zone containing multiple low-grade gold-bearing quartz veins.

Newmont Exploration Ltd. followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980’s. Newmont drilled 35 shallow reverse-circulation and five core holes. In 2010 and 2011, a joint venture between IDR and Marathon Gold drilled 18,300 meters of core and published a resource report in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper Mining Company. Juniper began construction in Q3 2014, spending an estimated $7 to $9 million on mine development and infrastructure, building a modern gold mine that reached production in May 2015. Mining activities continued until September 2015 when Gold Hill ceased operations and terminated its lease, forfeiting the mine and infrastructure back to Golden Chest LLC.

Present Condition, Work Completed, and Exploration Plans

Current Underground Operations

The Golden Chest underground mine is accessed by primary decline ramp (MAR) with a complimentary escape-way incline ramp. The primary mining method is underhand drift-and-fill utilizing cemented rock-fill (CRF). During 2021, IDR mined a total of 17,180 tonnes of ore at an average grade of 5.32 gpt gold. The ore came from the 891, 842, 833 and 824 stopes. The decline (MAR) was extended at depth during 2021 to the 815 sublevel which required about 190 meters of ramp development and two exhaust ventilation raises were completed by IDR miners. A two-boom jumbo was added late in the year to accelerate MAR development.

Current Open-Pit Operations

In 2021, IDR continued its open pit mining operation which commenced in August of 2016. Mining in the Klondike pit advanced from the 1032 bench to the 1002 bench during the year. A total of 27,125 tonnes of ore at average grade of 2.92 gpt gold and 174,000 tonnes of waste were mined during the year. Ore tonnes and grade in the Klondike Pit were lower than modeled because of unmapped, historic stopes in the Klondike where high-grade material had been mined out by the old-timers.

Exploration Plans

Modern exploration, including over 30,000 meters of drilling, reveals six NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Current underground mining occurs within the Skookum Shoot. Excellent exploration potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. During 2021, a total of 6,935 meters of core drilling was completed with drilling at the Joe Dandy, Paymaster, Skookum, and Klondike areas. A highlight of the 2021 drilling included drillhole GC 21-193 which intercepted 7.3 meters of 11.5 gpt gold in the Paymaster area. This intercept is significant as it shows high-grade, thick sequences of the vein and is more than 400 meters south and 125 meters below the current underground mining area in the Skookum. Additionally, drilling in the Klondike such as drillhole GC 21-204 found a new zone of gold mineralization. Drillhole GC 21-204 intercepted 7.5 meters of 5.2 gpt gold (including 3.3 meters of 9.4 gpt gold) in the upper vein and 3.4 meters of 12.2 gpt gold (including 1.1 meters of 34.1 gpt gold) in the lower vein. This newly discovered zone of gold mineralization is in the hanging wall of the Idaho Fault which is significant because it opens a new area for future exploration and the intercepts are reasonably close to the surface. Core drilling totaling approximately 8,000 meters is planned for 2022 using the company’s drill rig. Drilling is planned to explore and define gold resources in the Klondike, Golden Chest, Skookum, and Paymaster areas.

Present Condition of Plant & Equipment

The Golden Chest underground mine is accessed by primary decline ramp (MAR) with a complimentary escape-way incline ramp. The MAR was originally developed in 2013 at nominal 4-meter by 4.5-meter cross-section. Additional development by IDR in the MAR has been completed recently. There are several metal buildings on the mine surface constructed from 2012 through 2021 including a core shed with offices, a mine shop, and associated mine dry and warehouse. The mine electrical service is a three-phase, 500 kVA installation supplied by Avista Utilities.

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

Veins occur adjacent to the Idaho Fault both in its footwall, and in its hanging wall. The mineralization occurs in two types of quartz veins, banded and massive. These veins are generally conformable to bedding in the Proterozoic age Prichard Formation. The banded veins, which occur primarily in argillite, contain, pyrite, arsenopyrite, galena, sphalerite and visible gold. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

The Company prepared a mine reserve estimate in accordance with the requirements of subpart 1300 of Regulation S-K. A block model was completed using Vulcan software and an inverse-distance squared methodology for the underground mine. The underground reserves calculated are entirely in the Skookum shoot where sample density and mining experience gave enough confidence that grades could be reasonably predicted. A gold price using the three-year trailing average of $1,650 was used to calculate reserves for the year ending December 31, 2021. Economic parameters such as mining costs, milling costs, metallurgical recovery, mining dilution, and gold payment under smelter contracts were obtained from the Company’s recent operating history and applied to the reserve calculation exercise. More details related to the reserve calculation are attached as Exhibit 99.2.

The reserve was calculated by mining engineer Andrew Brackebusch, EIT under the supervision of Grant Brackebusch, P.E. who is the qualified person.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven reserves	2020	42,500	5.17	2.0	93%
Proven reserves	2021	38,700	4.87	2.0	93%

There was slight decrease in tonnes and grade in the reserve estimate in 2021 versus 2020 which is due to a lower density of core drilling (wider spacing) below the lowest reserve blocks limiting the area that could be included in a proven reserve estimate. Company block modeling procedures require a minimum of two samples with a 25-meter search radius to estimate a block value for reserve calculations.

As of December 31, 2021, the Company had a capitalized development and investment cost of $2,633,706 associated with the Golden Chest.

NEW JERSEY MILL

Property Location

The New Jersey Mill is a fully permitted, 360-tonne per day, flotation mill and concentrate leach plant (“CLP”) located two miles east of Kellogg, Idaho, in the Coeur d’Alene Mining District. The CLP is permitted with Idaho Department of Environmental Quality (IDEQ). The mill is located on the same property as the New Jersey Mine, adjacent to U.S. Interstate Highway 90 and easily accessed year-round by local roads. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Project Ownership

In 2011, IDR signed a joint venture (“JV”) agreement with Crescent Silver LLC (Crescent) to increase the capacity of the New Jersey Mill. Crescent funded the mill expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. IDR is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings, and surface rights only over the patented mill site claim. Unpatented mill site claims are also part of the JV.

Present Condition of Plant & Equipment

Mill Expansion and Crescent Ore Processing

The mill expansion was completed in 2012, rendering the mill capable of processing 360 tonnes of sulfide ore per day to produce a single flotation concentrate. The expansion cost approximately $3.2 million, all of which was funded by Crescent under terms of the JV (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4-meter by 4.0-meter ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building.

Current Ore Processing Operations

In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit and underground at the Golden Chest. In 2021, the New Jersey Mill processed 44,305 tonnes at an average head grade of 3.85 gpt gold with 89% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 207,000 tonnes.

The mill recycles process water and utilizes a paste tailings disposal process patented by IDR founder Fred Brackebusch to minimize impacts to the environment. By implementing paste tailings processing methods, IDR can recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. IDR was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality in 2014 for its efforts to reduce pollution at the mill. The Company has submitted a permit for an expansion of its existing tailings storage facility, TSF #1. If the tailings expansion permit approval was delayed beyond mid-2022, the Company would to most likely, back-haul tailings to the Golden Chest mine.

As of December 31, 2021, the Company had a net capital cost of $3,868,692 associated with the New Jersey Mill.

BUTTE HIGHLANDS PROJECT

Property Location

In January 2016, IDR purchased a 50% interest in Butte Highlands Joint Venture LLC (“BHJV”) from Timberline Resources Corporation (“Timberline”). BHJV owns the Butte Highlands Gold Project, located 15 miles south of Butte, Montana, within a gold-producing region that includes several large gold deposits. The property can be accessed via State Highway 2 and county and USFS roads. Electricity and water are available on the property.

Property Ownership

The Butte Highlands property covers approximately 135 acres and includes 11 patented claims. All the private lands within the Butte Highlands property are patented lode and placer claims. BHJV is responsible for paying Montana state property taxes on all patented lands and for paying annual BLM maintenance fees on any unpatented mining claims.

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

IDR purchased Timberline’s 50% “carried to production” interest in BHJV in 2016 for total consideration of $435,000 with Highland funding all development costs and IDR’s 50% share of costs to be paid from proceeds of future mine production. Proceeds are to be split on an 80/20 basis (to Highland and IDR, respectively) until payback is reached, after which proceeds will be split evenly.

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

A NI 43-101 compliant technical report for Butte Highlands was completed in May 2013 by Mine Development Associates of Reno, Nevada. However, the project has no mineral reserves or resources as defined by Regulation S-K Subpart 1300.

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

Present Condition, Work Completed, and Exploration Plans

IDR does not anticipate any progress regarding BHJV (not the mine or operations) this year and is looking forward to one day cooperating with its partner to advance and or consolidate ownership in 2021. The partner maintains management control and all plans are subject to their approval and direction and they have proven to be a less than optimal partner.

Present Condition of Plant & Equipment

Since 2009 Highland has invested nearly $40 million at Butte Highlands building a modern gold mine, including nearly 1.6 kilometers of underground mine development and construction of surface facilities, all of which are located on private lands owned by BHJV. As of December 31, 2021, the Company had a net capital cost of $435,000 associated with the Butte Highlands Project.

Geology & Mineralization

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey Shale with higher-grade mineralization occurring within sediments proximal to diorite sills and dikes. The project is within a favorable geologic domain that has hosted several multi-million-ounce gold deposits. There are currently no mineral resources or reserves as defined by Regulation S-K Subpart 1300.

NEW JERSEY MINE PROJECT

Property Location

The New Jersey Mine is an underground gold mine located two miles east of Kellogg, Idaho, in the Coeur d’Alene Mining District. The mine is adjacent to U.S. Interstate Highway 90 and is easily accessed year-round by local roads. The New Jersey Mill is located on the same property. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Property Ownership

At the New Jersey Mine and Mill complex, the Company owns 102 acres of private land with surface and mineral rights, 108 acres of private land with mineral rights only, 40 acres of private land with surface rights only, and approximately 130 acres of unpatented mining claims. The unpatented claims are on federal land administered by the BLM. The gold-bearing Coleman vein system, including the underground workings and the Coleman pit, are located on the patented mining claims that are wholly owned by the Company and not part of the New Jersey Mill Joint Venture.

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

Present Condition, Work Completed, and Exploration Plans

Since 2001, IDR has drilled 14 holes totaling 1,765 meters to explore the Coleman Vein and associated zones. Drilling confirmed vein system continuity and resulted in the discovery of the broad, low grade (averaging about 0.70 gpt gold) Grenfel zone. The Company’s best intercept of the Coleman vein assayed 2.76 gpt gold over 12.5 meters, which included 6.80 gpt gold over 2.5 meters.

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

IDR has not conducted material work at the New Jersey Mine since 2010 and has no plans for exploration in 2022.

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the project has no mineral reserves or resources as defined by Regulation S-K Subpart 1300.

As of December 31, 2021, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

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

ALDER GULCH PROJECT

Property Location

The Alder Gulch Project is located just north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt road from paved Forest Highway 9. The property is a gold exploration stage project.

Property Ownership

The Alder Gulch Project is comprised of 880 acres of patented mining claims having both surface and mineral rights. There is no underlying royalty attached to the Alder Gulch property. The acquisition of this project was funded by two tranches of secured convertible promissory notes (the “Notes”) issued in 2020 and 2021. The first tranche of Notes (2020 Notes) for 368 acres with an aggregate principal amount of US $885,000 were all converted to IDR common stock in 2020 and 2021 extinguishing the debt and releasing the land (368 acres) to the Company. A second tranche, the 2021 Notes, of secured convertible promissory Notes with an aggregate principal amount of $1,750,000 were issued in 2021 for another 512 acres. The 512 acres of land are the security underlying the Notes. The outstanding principal amount of the Notes will bear interest at an annual rate of 8.0% for a term of three years. The principal amount of the Notes will be convertible at the option of the investors for common shares of the Company at a price of US $4.90 per common share prior to the maturity date of the Notes. Interest only payments shall be made on the Notes payable, and the Company may prepay the Notes in whole or in part without written consent of the investors.

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

Present Condition, Work Completed, and Exploration Plans

In 2021, the Company conducted surface sampling, geologic mapping, trenching, and re-opened an adit. Trenching uncovered two vein-systems, the Badger, and the Argus. The Argus vein zone has been tracked for 130 meters along strike through 8 trenches, each 15 meters long. Samples along these veins returned assay gold values up to 8 gpt. Of the 34 samples taken to date on the new uncovered Argus veins, 25 have anomalous gold and eight have values greater than 1 gpt Au. One sampled trench has a 45 cm banded vein interval that assayed 8.57 gpt Au with the 1 meter of wall rock below the vein assaying 0.5 gpt and the 1.5 m above the vein also assaying 0.5 gpt Au. The weighted average of this trench assays 4.68 gpt Au over a true thickness of 2.9 meters indicating a mineralized zone with good gold grades over significant widths. The Company is planning more exploration in 2022 including geologic mapping, trenching, sampling, and core drilling. As of December 31, 2021, the Company has a capitalized investment cost of $2,473,066 associated with this property.

Geology and Mineralization

The bedrock geology at the Alder Gulch Project is composed of siltite, argillite and quartzite belonging to the Proterozoic Prichard Formation and intrusive rocks of unknown age. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault which bisects the property. The ancient stream channel of auriferous gravels, the original justification for granting of the mining patent, extends across the Alder Gulch land from the northeast to the southwest. Gold mineralization is exposed through the gravel cover in numerous prospects, like on the Evans claim where a hydrothermally altered gold bearing intrusive sill barely outcrops above the gravels. The sill contains disseminated pyrite and galena with numerous quartz vein stringers mineralized with chalcopyrite, galena, and gold-bearing tellurides. A select sample from this sill assayed 4.75 gpt gold, 15.65 gpt silver, 2.2 % lead and 7.96 ppm tellurium.

BUCKSKIN PROJECT

Property Location

The Buckskin Project is located 1.5 kilometers north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt roads from paved Forest Highway 9. The property is a gold exploration stage project.

Property Ownership

The Buckskin Project is comprised of 12 patented mining claims covering 218 acres and 73 unpatented mining claims covering approximately 1,367 acres. The 218 acres of patented mining claims were acquired through an exploration and mining lease. The Buckskin Lease term runs for 7.5 years and includes annual payments of $12,000 and a 2-percent NSR on future production from the property. If the property is placed into production, the lease will continue as long as production is underway and also includes a right of first refusal for IDR to purchase the property, and the lease payments are treated as an advance payment on the royalty. The unpatented lode claims adjacent to the core group of claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Buckskin property was mined intermittently for both gold and base metals in the early 20th century with most of the mining completed in the 1930’s. The property contains numerous old workings, most of which are inaccessible. A mill was located on the property, but historic production is unknown.

Present Condition, Work Completed, and Exploration Plans

In 2019, the Company conducted exploration efforts in the Buckskin area with trenching mapping/sampling, road building, reopening historic underground workings, and underground mapping/sampling. The Company conducted additional field work in 2020 and 2021 such as mapping, trenching, and ground based magnetic surveys. Core drilling is planned for 2022. The Company has a capitalized investment cost of $332,728 associated with this property.

Geology & Mineralization

The bedrock geology at the Buckskin Project are largely quartzites of the Burke Formation and argillite-siltite of the Prichard Formation. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault. Historical prospects and adits are developed along northerly trending shear zones that are likely related to the Murray Peak Fault, that contain silica flooded rock. Gold mineralization is found in quartz veins and is associated with sulfide minerals including pyrite, chalcopyrite, and galena. Anomalous tungsten was also detected in assays.

BUTTE GULCH PROJECT

Property Location

The Butte Gulch Project is located 3 kilometers east of the town of Murray in Shoshone County, Idaho. The project lies immediately adjacent to the east side of Golden Chest Mine. It is accessed by paved Forest Highway 9, then on secondary dirt roads. The property is an exploration stage property.

Property Ownership

The Butte Gulch Project is comprised of 60 acres of both patented surface and mineral rights, 117 acres of patented mineral rights, and 602 acres of unpatented claims. The patented surface and mineral rights were purchased from a third party in mid-2018 and any lode production from the patented claims is subject to a 2% NSR. The patented claims where the Company only owns the lode mineral rights can be placer mined by the current owner. IDR holds a first right of refusal for the purchase of the surface rights not already owned by the Company. The unpatented lode claims are wholly owned by the Company and not subject to a royalty.

Property History

Butte Gulch has been placer mined by several different operations over the last century; however, there are no gold production records from these historic placer mining efforts. There is evidence of historic lode prospecting in the form of surface pits and exploration adits on the property, but the Company is not aware of any modern exploration occurring on the property.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage property adjacent to the Golden Chest Mine. The property vendor has retained the placer mining rights in the bottom of the drainage on the patented claims and conducted placer mining activity last year. IDR has no affiliation or connection with the placer mining operation. Two historic adits have been reopened for mapping and sampling. Additionally, areas have been rock sampled where current placer operations have uncovered altered bedrock. More geologic fieldwork is planned for the upcoming 2022 season to explore for gold mineralization. The Company has a capitalized investment cost of $274,440 combined between this property and the Potosi property.

Geology & Mineralization

Outcrops in the Butte Gulch area are dominantly argillite, siltite, and quartzite units that belong to the Prichard Formation. The hinge line of a major regional scale fold called the Trout Creek Anticline traverses the property. Both northwest and northeast trending quartz veins containing pyrite, galena and chalcopyrite have been identified with anomalous silver mineralization.

GIANT LEDGE PROJECT

Property Location

The Giant Ledge Project is located six kilometers east of the town of Murray in Shoshone County, Idaho. The project is situated in Granite Gulch and is accessed by paved Forest Highway 9 and secondary dirt roads. It is a gold and base metal exploration stage project.

Property Ownership

The Company’s land position consists of 57 unpatented lode claims covering an area of 1,119 acres. The claim group includes 3 separate claim blocks: Giant Ledge, Porphyry and Bear. The unpatented lode claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Giant Ledge Project consists of several historical prospected areas with lead, copper, and gold mineralization in and along the contact of the igneous intrusive. The Giant Ledge Mine was active in the 1920’s when a 122-meter-deep shaft was sunk and about 450 meters of drift development was completed. A flotation mill was erected, and a minor amount of undisclosed production was achieved. Bunker Hill Mining Company also examined and mapped the mine workings in the 1950’s. Sunshine Mining Company conducted exploration at the Giant Ledge in the mid-1980’s and drilled two core holes. In 2008, the Company obtained core from Sunshine’s drilling program, and it was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey.

Present Condition, Work Completed, and Exploration Plans

The property is an exploration stage prospect east of the Golden Chest Mine. Although no significant work was performed at Giant Ledge during the 2009-2021 period, the Company is preparing to resume exploration efforts in 2022.

Geology & Mineralization

The primary structural feature on the Giant Ledge property is the French Gulch fault. The fault contact extends through the property, separating monzonitic intrusive rocks on the west, from Prichard Formation’s argillite and quartzites on the east. Structurally controlled mineralization is found in both, the contact between argillite-quartzite sediments and in the monzonite. Seams and disseminations of auriferous pyrite, galena and chalcopyrite are found up to 10 meters into the footwall and hanging wall.

POTOSI PROPERTY

Property Location

The Potosi Project is located 4.4 kilometers southwest of the town of Murray in Shoshone County, Idaho. It is a gold exploration stage project. The project is accessed by the paved Beaver Creek county road and other secondary dirt roads.

Property Ownership

IDR acquired fee simple title to of 3 patented lode claims as part of the 2018 Butte Gulch land acquisition. The 3 patented claims cover a 71-acre area.

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

Present Condition, Work Completed, and Exploration Plans

Minor reclamation work, road improvements and timber harvesting was conducted in 2019, In 2020, the Company completed the remaining reclamation of surface disturbance caused by a previous operator. There are no exploration plans for 2022. The Company has a capitalized investment cost of $274,440 combined between this property and the Butte Gulch property.

Geology & Mineralization

Host rocks at the property are siltites and argillites of the Prichard Formation. Geologic mapping suggests fault structures associated with the Crown Point Shear Zone may cross the property.

McKINLEY-MONARCH PROJECT

Property Location

The McKinley-Monarch property encompasses several historic prospects in central Idaho and extends, from the town of Riggins northward for nearly five miles. The property is an early-stage, gold exploration project accessed via public and private dirt roads off US Highway 95.

Property Ownership

In 2013, IDR acquired the McKinley-Monarch property through its acquisition of Idaho Champion Resources (“ICR”). The Company also holds 28 unpatented claims, totaling 560 acres, adjacent the 4 patented claims of the McKinley Mine (not owned by the Company). These claims require an annual claim fee payment to the BLM.

Property History

The Monarch-McKinley Property is located in the Simpson Mining District which was first prospected in 1891. The nearby McKinley Mine, intermittently active until World War II, was the largest lode gold mine in a mining district better known for its placer gold production. Approximately 3000 feet south-southwest of the McKinley Mine, is an area with substantial historic prospecting but lacking significant development, is the Monarch area. The southern bounds of the property, shows several historic underground developments but no records of production have been located. This area was formerly referred to as the “Big Easy Mine” but is now called the Fiddle Creek Prospect.

Present Condition, Work Completed, and Exploration Plans

Surface mapping and sampling by IDR identified an area with significant gold mineralization in outcrop: the Monarch Zone, about one kilometer S-SW of the McKinley Mine. At the Monarch Zone, several samples returned high-grade gold with values up to 26 gpt. There are no exploration plans for 2022. The Company has a capitalized investment cost of $200,000 associated with this property.

Geology and Mineralization

The Monarch-McKinley Project is located within the rocks of the Riggins and Seven Devils Groups of the Blue Mountains Island-Arc Complex. The rocks are part of a sequence of accreted terranes sutured to the North American continent during late Mesozoic time. They are comprised of volcanic and volcano-clastic sediments metamorphosed to greenschist facies rocks. The complex structural environment of the collision boundary supplies ample pathways for mineralizing fluids, typical of orogenic systems. Rock alteration consists of carbonization and silicification. Gold mineralization is associated with auriferous pyrite and quartz-carbonate veining.

EASTERN STAR PROJECT

Property Location

The Eastern Star property is located about four miles west of Elk City in central Idaho. It consists of 11 patented lode mining claims (220 acres) acquired by IDR in 2014 and an additional 45 unpatented lode claims (413 acres) located in 2018. Eastern Star is an early-stage gold exploration project. The property is accessible via improved dirt roads from Idaho State Highway 14.

Property Ownership

IDR acquired fee simple title to the 11 patented claims (220 acres) from Premium Exploration Inc. (“Premium”) for $250,817 in 2014. The Company also holds the 45 unpatented lode claims (413 acres) surrounding the core group of patented claims. All of the Eastern Star claims are wholly owned by the Company and not subject to a royalty. The unpatented claims require an annual claim fee payment to the BLM.

Property History

The Elk City Mining District is an historic gold mining region dating back to the 1860s that once supported more than 20 underground mines, including the Eastern Star.

In recent years, prior operator Premium collected grab samples from three separate locations, representing nearly one-half mile of mineralized trend. Of 25 grab samples, nine returned gold values greater than 16.9 gpt. Premium then drilled three core holes at Eastern Star, targeting a bulk mineable gold deposit.

Present Condition, Work Completed, and Exploration Plans

In 2014, The Company completed mapping, sampling, and trenching programs. Company geologists identified several quartz veins that had been exploited by historic prospect pits and small shafts. Surface grab samples from these veins confirmed the widespread presence of high-grade gold within mineralized quartz vein material.

Channel samples across the vein zones intercepted notable gold mineralization including 10.4 m of contiguous samples reporting 2.25 gpt gold and 6.4 meters of 7.97 gpt gold, which includes 4.3 meters of 11.34 gpt gold. Select grab samples from trenched material returned values of up to 35.9 gpt gold. The Company has a capitalized investment cost of $250,817 associated with this property.

Although no significant work was performed at Eastern Star during the 2015-2021 period, the Company is preparing to resume exploration efforts in 2022. The Company’s exploration objective at Eastern Star is to evaluate the potential of these high-grade gold-bearing quartz veins for potential development and production.

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

DIAMOND CREEK RARE EARTH PROJECT

Property Location

The Diamond Creek REE Project covers approximately 1,040 acres and is comprised of 52 unpatented mining claims. It is located in the Eureka Mining district, approximately 13 kilometers (8 miles) north-northwest of the town Salmon, Idaho. The property is accessed by a dirt road known as the Diamond Creek Road. The Diamond Creek Project is a rare earth elements (REE) exploration stage property.

Property Ownership

The unpatented lode claims are wholly owned by the Company and there are no underlying royalties. The unpatented claims require an annual claim fee payment to the BLM.

Property History

The area was historically prospected for gold until 1949 when its unique geologic setting was recognized by the United States Geologic Survey (USGS) and the Idaho Geological Survey. In the early 1950’s the U.S. government sponsored country-wide exploration for raw materials related to nuclear power. This campaign resulted in the discovery of thorium in areas of Lemhi County, including the REE occurrence in the Diamond Creek area. Several other companies have undertaken minor rare earths exploration programs on the property including one stage of limited core drilling.

Present Condition, Work Completed, and Exploration Plans

The Company staked the claims that make up the property in early 2020. Some surface exploration activities including mapping and sampling were completed in 2021. Additionally, the Company submitted a Plan of Operations (POO) to the USFS for a core drilling program. The POO is currently under review by the USFS.

Geology & Mineralization

The REE mineralization at Diamond Creek is found in quartz veins over a large area approximately 3.2 km long and 0.8 km wide. There are at least eight known veins, and they range in width from 0.15 to 7.6 m in thickness. Vein widths appear best developed in the metasediments and can be traced on the surface for distances ranging from 33.5 to 780 m.

Samples taken by the USGS show total REE oxide contents ranging from 0.59 to 5.51 percent. Work by the USGS in 1979 reported three samples cut across one of the larger veins were assayed for gold and contained 0.5, 2.4 and 11.9 grams per tonne. Down-dip extensions of these mineralized veins have never been sufficiently tested. Historical reports indicate two short core holes have been completed with some significant REE mineralization noted.

Roberts Rare Earth Project

Property Location

The Roberts Rare Earth Element Project is comprised of 63 unpatented mining claims covering an area of approximately 1,051 acres. This Project is located within the Mineral Hill Mining District, approximately 48 kilometers (30 miles) northwest of Salmon, Idaho. Access to the property is via National Forest Road 036 (Indian Creek Road). The Roberts Rare Earth Element Project is an exploration stage project.

Property Ownership

The unpatented lode claims are wholly owned by the Company and there are no underlying royalties. The unpatented claims require an annual claim fee payment to the BLM.

Property History

The Mineral Hill district was historically prospected for gold and copper in the early 1900’s. Rare earth element (REE) mineralization was discovered later in the early 1950’s. Studies conducted by A. T. Abbott (1954) and A. L. Anderson (1958) from the Idaho Geological Survey, and E. P. Kaiser (1956) with the USGS, pioneered recognition of these REE occurrences. Abbott reported cutting a 2.5-foot sample across the Roberts Lode which returned 21.5-percent combined rare earth oxides and thoria.

Present Condition, Work Completed, and Exploration Plans

The Company staked the claims that make up the property in early 2020 and added to the position with additional claims in 2021. Surface exploration activities including mapping and sampling were completed in 2021. Sampling by Company geologists returned assays of combined rare earths elements in excess of 12%. The company’s samples show REEs like, neodymium, praseodymium, and samarium elements in abundance. Similarly, as with IDR’s Diamond Creek project, REE’s are not the only valuable commodities but gold and niobium may also be in profitable concentration as by-products. Recent samples collected from the Roberts’ property, show assays with gold values up to 8.8 grams per ton and niobium as high as 0.50%. Exploration plans include geologic mapping, sampling, and geophysical surveys.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock currently trades on the American tier of the NYSE Market under the symbol “IDR”.

As of March 1, 2022, there were approximately 1,200 shareholders of record of the Company’s Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company’s Common Stock is Nevada Agency Trust 50 West Liberty, Suite 880 Reno, Nevada 89501.

Securities Authorized for Issuance Under Equity Compensation Plans

In April 2014 the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the board	507,175	$5.25	0
Equity compensation plans not approved by the board	0	0	0
Total	507,175	$5.25	0

Recent Sales of Unregistered Securities

Occasionally, we pay for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the NYSE-American.

The Company closed a private placement in October 2021. Under the private placement, the Company sold 471,436 units at $4.20 per unit for net proceeds of $1,980,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $5.60 for 24 months. The Company closed a private placement in November 2021. Under the private placement, the Company sold 107,143 units at $5.60 per unit for net proceeds of $600,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $7.00 for 24 months. The Company closed a private placement in April 2020. Under the private placement, the Company sold 105,821 units at $1.89 per unit for net proceeds of $200,000. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $2.52 for 24 months. The Company closed a private placement in August 2020. Under the private placement, the Company sold 694,184 units at $3.92 per unit for net proceeds of $2,706,896. Each unit consisted of one share of the Company’s stock and one half of one stock purchase warrant with each whole warrant exercisable for one share of the Company’s stock at $5.60 for 24 months. The transactions were strictly limited to persons who met certain minimum financial (accredited investors) or sophistication requirements. In management’s opinion, the securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

In June of 2021, 291,667 shares of the Company’s stock were issued to holders of convertible debt at a rate of $2.52 per share in exchange for $735,000 in debt. In July of 2021, 39,682 shares of the Company’s stock were issued to holders of convertible debt at a rate of $2.52 per share in exchange for $100,000 in debt. In July of 2020, 19,842 shares of the Company’s stock were issued to a holder of convertible debt at a rate of $2.52 per share in exchange for $50,000 in debt.

In the second quarter of 2021, 19,841 shares were issued in exchange for outstanding warrants for net proceeds of $50,000. In the third quarter of 2021, 26,786 shares were issued in exchange for outstanding warrants for net proceeds of $67,500. In the third quarter of 2020, 74,405 shares were issued in exchange for outstanding warrants for net proceeds of $208,334. In the fourth quarter of 2020, 47,619 shares were issued in exchange for outstanding warrants for net proceeds of $133,333.

In the fourth quarter of 2020 1,786 shares were issued in exchange for outstanding options at a rate of $2.52 per share for net proceeds of $4,500.

In the first quarter of 2021, the Company issued 28,195 shares of its common stock in exchange for 44,643 outstanding options in a cashless option exercise to non-management employees. In the second quarter of 2021, the Company issued 3,572 shares of its common stock in exchange for 7,143 outstanding options in a cashless option exercise to non-management employees. In the fourth quarter of 2021, the Company issued 38,958 shares of its commons stock in exchange for 50,000 outstanding options in a cashless option exercise, of these 29,048 shares with a fair value at the time of exercise of $217,862 were issued to management and the remaining 9,910 shares with a fair value at the time of exercise of $63,428 were issued to other employees. In the fourth quarter of 2020, the Company issued 39,286 shares of its common stock in exchange for 80,358 outstanding options in a cashless option exercise. Of these, 35,715 shares with a fair value at the time of exercise of $125,000 were issued to management and the remaining 3,571 shares with a fair value at the time of exercise of $15,000 were issued to other employees.

In the first quarter of 2021 the Company issued 715 shares of the Company’s common stock valued at $3.22 per share for services received of $2,300. In the second quarter of 2021 the Company issued 1,072 shares of the Company’s common stock valued at $3.92 per share for services received of $4,200. In the fourth quarter of 2021 the Company issued 2,749 shares of the Company’s common stock valued at $6.09 per share for services received of $16,748. In the fourth quarter of 2021 the Company issued 6,190 shares of the Company’s common stock valued at $7.50 per share for services received of $46,425.

In the third quarter of 2021 the Company issued 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver with a fair market value at the time of purchase of $192,946. In the fourth quarter of 2021 the Company issued 30,358 shares of the Company’s common stock for an additional 15% of Buckskin Gold and Silver with a fair market value at the time of purchase of $136,000.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Idaho Strategic Resources, Inc. is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a focus on gold and exploration for Rare Earth elements (REE).

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, Idaho Strategic Resources, Inc. has additional gold exploration prospects, including the McKinley-Monarch and Eastern Star located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt. Recently, the Company added two rare earth element properties in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles.

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic (“COVID-19”) in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. There is uncertainty related to the potential additional impacts COVID-19 could have on our operations and financial results for the year.

Critical Accounting Estimates

We have, besides our estimates of the amount of depreciation on our assets, two critical accounting estimates. The ounces of gold contained in our process and concentrate inventory is based on assays taken at the time the ore is processed and the ounces of gold contained in shipped concentrate which is based upon assays taken prior to shipment however subject to final assays at the refinery, these shipments are also subject to the fluctuation in gold prices between our shipment date and estimated and actual final settlement date. Also, the reclamation bond obligation on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2021, metals that had been sold but not final settled thus exposed to future price changes totaled 2,196 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At December 31, 2021, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $103,906 for the Golden Chest property and $96,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Critical Accounting Estimates

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ, and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

Determination of Fair Values

Management determines the fair value of a financial instrument based on the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the party’s own credit risk.

Impairment of Mineral Rights and Properties, Plant and Equipment

The Company assesses its mineral rights and properties, plant and equipment for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Such indicators include changes in the Company’s business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

Determination as to whether and how much an asset is impaired involves management estimates on highly uncertain matters such as future commodity prices, the effects of inflation and technology improvements on operating expenses, and the outlook for global or regional demand conditions for gold and silver. However, the impairment reviews and calculations are based on assumptions that are consistent with the Company’s business plans and long-term investment decisions. Management does not believe there are impairments present in mineral rights and properties, plant, and equipment.

Reclamation and Remediation Obligations

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. We review, on at least an annual basis, the reclamation obligation at each mine site in accordance with guidance for accounting for asset retirement obligations.

Reclamation obligations for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Income Taxes

Our income tax expense and deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates that we are using to manage the underlying businesses. Valuation allowances are recorded as reserves against net deferred tax assets by the Company when it is determined that net deferred tax assets are not likely to be realized in the foreseeable future.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financials statement item to which they relate, or because they require management’s judgment in making estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

a) Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, depreciation lives and methods, potential impairment of long-lived assets, deferred income taxes, settlement pricing of gold sales, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

b) Stock-based Compensation. All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are accounted for based on the fair value of the equity interest issued. The value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

c) Income Taxes. Income taxes are accounted for under the liability method. Under this method deferred income tax liabilities or assets are determined at the end of each period using the tax rate expected to be in effect when the taxes are expected to be paid or recovered. A valuation allowance is recorded to reduce the deferred tax assets if there is uncertainty regarding their realization. Uncertain tax positions are evaluated in a two-step process, whereby (i) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the related tax authority would be recognized.

d) Investments. In a joint venture where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. In determining whether significant influences exist, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

Highlights for 2021 include:

•	For the year ending December 31, 2021, the Company processed 44,300 dry metric tonnes (dmt) at the Company’s New Jersey Mill with an average gold head grade of 3.85 grams per tonne gold (gpt).
•	IDR produced a total of 4,826 ounces of gold contained in concentrates and dore’.
•	Mined 27,125 tonnes of ore from the open pit at an average grade of 2.92 gpt gold with an average stripping ratio of 6.4 and an average daily mining rate of 1,024 tonnes per day (tpd). Tonnes and grade were lower than expected because of unmapped historic stopes where the old-timer’s mined portions of the veins.
•	Mined 17,318 tonnes of ore from the underground mine at an average grade of 5.32 gpt gold and completed 190 meters of development related to the Main Access Ramp (MAR) to access new stopes. Two ventilation raises were completed by IDR miners as well.
•	Completed 6,935 meters of core drilling at the Golden Chest with significant gold-vein intercepts in the Paymaster and Klondike areas. A highlight of the 2021 drilling included drillhole GC 21-193 which intercepted 7.3 meters of 11.5 gpt gold in the Paymaster area.
•	Increased land position at rare earth element properties in central Idaho.
•	Increased the size of the Alder Gulch Project by acquiring an additional 500 acres of patented mining claims located just west of the Golden Chest.

Results of Operations

Our financial performance for the years ended December 31, 2021, and 2020 is summarized below:

•	Revenue from gold concentrate sales was $7,630,416 for the year ending December 31, 2021, compared to $5,674,947 for the comparable period in 2020. The increase in revenue from mining operations is the result of an increase in gold grade and tonnes processed at the mill.
•	Gross profit in 2021 was $487,877 compared to a gross profit of $67,546 in 2020 also because of an increase in gold grade and tonnes processed at the mill.
•	The Company had a net loss of $3,260,361 in 2021 compared to a net loss of $739,939 for the same period in 2020 due to the planned increase in gold exploration and a non-cash charge related to an increase in stock-based compensation to employees
•	The consolidated net loss included non-cash charges of $1,977,841 ($236,493 in 2020) as follows: depreciation and amortization of $814,422 ($575,671 in 2020), accretion of asset retirement obligation of $9,953 ($9,632 in 2020), stock based compensation of $1,087,575 (none in 2020), stock issued for services of $69,673 (none in 2020), loss on write off of equipment none ($9,536 in 2020), equity income (loss) on investment in Buckskin $3,782 (none in 2020), gain on forgiveness of CARES Act loan of none ($358,346 in 2020).
•	Net loss attributable to Idaho Strategic Resources, Inc. was $3,160,169 and $642,876 in the years ended December 31, 2021, and 2020, respectively.
•	Gold sales receivable increased to $408,187 from $264,779 at December 31, 2021 compared to 2020 as a result of shipping delays related to the global shipping situation.
•	Inventories decreased as of December 31, 2021, compared to 2020 as a result of where material was in the process at the mill.
•	Exploration expenses increased in 2021 compared to 2020 as funds became available. These exploration costs were primarily associated with core drilling at the Golden Chest and rare earth exploration in Central Idaho.
•	Management, professional services, and general and administrative costs increased in 2021 compared to 2020 for reasons including stock based compensation that was awarded in 2021 (none in 2020), and an overall increase in corporate activities as the Company is growing.
•	Stock based compensation increased in 2021 compared to 2020 as the company resumed the program after forgoing any awards in 2020.
•	Mineral properties increased in 2021 with the addition of and to several properties most significantly with the addition of 508 acres to the Alder Gulch property for $1,699,965.

Cash Costs and All In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2021, and 2020. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 91% of ounces produced after smelting and refining charges are deducted.

Cash cost per ounce is an important operating measure that we utilize to measure operating performance. AISC per ounce is an important measure that we utilize to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all the expenditures incurred to discover, develop, and sustain gold production.

	December 31,
	2021	2020
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$7,142,539	$5,607,401
Depreciation, depletion, and amortization	(814,422)	(575,671)
Change in concentrate inventory	188,815	(177,391)
Cash Cost	$6,516,932	$4,854,339
Exploration	1,417,605	303,291
Sustaining capital	676,340	515,742
General and administrative	1,319,145	397,315
Less stock-based compensation and other non-cash items	(1,153,466)	(9,632)
All in sustaining costs	$8,776,556	$6,061,055
Divided by ounces produced	4,827	3,755
Cash cost per ounce	$1,350.10	$1,292.77
All in sustaining cost (AISC) per ounce	$1,818.22	$1,614.13

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2021	2020
Operating activities	$(1,351,027)	$(482,418)
Investing activities	(3,090,946)	(1,593,541)
Financing activities	3,878,546	4,398,108
Net change in cash and cash equivalents	(563,427)	2,322,149
Cash and cash equivalents, beginning of period	2,539,945	217,796
Cash and cash equivalents, end of period	$1,976,518	$2,539,945

The Company has accumulated deficit of approximately $15.8 million at December 31, 2021 and incurred a consolidated net loss in 2021 of $3,260,361. The Company’s working capital at December 31, 2021 is $1,438,819. The Company is currently producing from the open-pit and underground at the Golden Chest. During 2021, production generated negative cash flow from operations of $1,351,027 compared to a negative cash flow used in operations of $482,418 in 2020. Planned production for the next 18 months indicates a positive cash flow from operations will be renewed as underground mining overtakes the open pit as the primary source of mineralized material. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it has the ability to meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New Jersey Mining Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Jersey Mining Company (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The Impact of Ore Reserves on Mineral Properties

As discussed in Note 2 to the consolidated financial statements, the Company’s ore reserves are estimated by management’s specialists based on the amount of metals that could be economically and legally extracted or produced at the time of the reserve determination. Management’s calculations of ore reserves are based on financial, engineering, and geological estimates, including future metals prices and operating costs.

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

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s process for determining estimates of mineralized material, including drilling, sampling, and assaying data.
•	Analyzing the objectivity, experience, and qualification of the Company’s mine engineers.
•	Evaluating the reasonableness of the reserves estimate by reviewing management’s assessment of historical drilling, sampling, and assaying activities, which are used in the estimate of proven and probable reserves.
•	Assessing the reasonableness of management’s determination of future operating costs and estimated future capital expenditures through comparison to current and past performance at the mine site, including evaluating against evidence obtained in other areas of the audit.

Assure CPA, LLC

We have served as the Company’s independent auditor since 2003.

Spokane, Washington

March 31, 2022

Firm ID 444

Idaho Strategic Resources, Inc.

Idaho Strategic Resources, Inc.

Consolidated Balance Sheets

December 31, 2021, and 2020

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,976,518	$2,539,945
Gold sales receivable	408,187	264,779
Inventories	213,722	402,537
Joint venture receivable	4,442	4,177
Other current assets	334,443	224,063
Total current assets	2,937,312	3,435,501

Property, plant and equipment, net of accumulated depreciation	8,255,961	7,227,144
Mineral properties, net of accumulated amortization	5,843,186	3,455,233
Investment in Buckskin	332,728	-
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	11,694	12,863
Total assets	$17,919,201	$14,669,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$647,218	$687,331
Accrued payroll and related payroll expenses	174,110	143,485
Notes payable related parties, current portion	10,543	37,078
Notes payable, current portion	664,153	339,704
Small Business Administration loan and interest, current portion	2,469	1,741
Total current liabilities	1,498,493	1,209,339

Asset retirement obligation	172,348	173,001
Notes payable related parties, long term	106,068	117,234
Convertible debt	1,950,000	1,010,000
Convertible debt-related party	-	25,000
Notes payable, long term	961,748	709,072
Small Business Administration loan and interest, long term	166,742	161,251
Total long-term liabilities	3,356,906	2,195,558

Total liabilities	4,855,399	3,404,897

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 10,940,969 and 9,826,665 shares issued and outstanding, respectively	26,004,756	20,986,062
Accumulated deficit	(15,832,955)	(12,672,786)
Total Idaho Strategic Resources, Inc. stockholders’ equity	10,171,801	8,313,276
Non-controlling interest	2,892,001	2,950,888
Total stockholders’ equity	13,063,802	11,264,164

Total liabilities and stockholders’ equity	$17,919,201	$14,669,061

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2021, and 2020

	2021	2020

Revenue-gold sales	$7,630,416	$5,674,947

Cost of sales:
Cost of sales and other direct production costs	6,328,117	5,031,730
Depreciation and amortization	814,422	575,671
Total cost of sales	7,142,539	5,607,401

Gross profit	487,877	67,546

Other operating expenses:
Exploration	1,417,605	303,291
Loss on write-off of equipment	-	9,536
Management	518,011	169,493
Professional services	293,402	183,017
General and administrative	1,319,145	397,315
Total other operating expenses	3,548,163	1,062,652

Income (loss) from operations	(3,060,286)	(995,106)

Other (income) expense:
Gain on forgiveness of CARES Act loan	-	(358,346)
Equity income on investment in Buckskin	(3,782)
Timber revenue	(4,338)	(49,798)
Timber expense	-	3,494
Interest income	(146)	(1,696)
Interest expense	208,341	151,179
Total other (income) expense	200,075	(255,167)

Net income (loss)	(3,260,361)	(739,939)

Net income (loss) attributable to non-controlling interest	(100,192)	(97,063)
Net income (loss) attributable to Idaho Strategic Resources, Inc.	$(3,160,169)	$(642,876)

Net income (loss) per common share-basic and diluted	$(0.31)	$(0.07)

Weighted average common shares outstanding-basic and diluted	10,192,465	9,198,015

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021, and 2020

	Common Stock		Accumulated Deficit Attributable to Idaho Strategic	Non-Controlling	Stockholders’
	Shares	Amount	Resources, Inc.	Interest	Equity
Balance, December 31, 2019	8,843,725	$17,682,999	$(12,029,910)	$3,003,888	$8,656,977
Contribution from non-controlling interest in Mill JV	-	-	-	44,063	44,063
Issuance of common stock for cash and warrants net of issuance costs	800,004	2,906,896	-	-	2,906,896
Issuance of common stock for options exercised	1,786	4,500	-	-	4,500
Issuance of common stock for warrants exercised	122,024	341,667	-	-	341,667
Issuance of common stock for cashless option exercise	39,286	-	-	-	-
Conversion of convertible debt to common stock	19,840	50,000	-	-	50,000
Net loss	-	-	(642,876)	(97,063)	(739,939)
Balance, December 31, 2020	9,826,665	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164

Contribution from non-controlling interest in Mill JV	-	-	-	41,305	41,305
Issuance of common stock for cash and warrants net of issuance costs	578,579	2,580,000	-	-	2,580,000
Issuance of common stock for services	10,726	69,673	-	-	69,673
Issuance of common stock for warrants exercised	46,627	117,500	-	-	117,500
Issuance of common stock for investment in Buckskin	76,298	328,946	-	-	328,946
Issuance of common stock for cashless option exercise	70,725	-	-	-	-
Issuance of options to management, directors, and employees	-	1,087,575	-	-	1,087,575
Conversion of convertible debt to common stock	331,349	835,000	-	-	835,000
Net loss	-	-	(3,160,169)	(100,192)	(3,260,361)
Balance, December 31, 2021	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, and 2020

	2021	2020

Cash flows from operating activities:
Net loss	$(3,260,361)	$(739,939)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	814,422	575,671
Accretion of asset retirement obligation	9,953	9,632
Stock based compensation	1,087,575	-
Stock issued for services	69,673	-
Loss on write-off of equipment	-	9,536
Equity income on investment in Buckskin	(3,782)	-
Gain on forgiveness of CARES Act loan	-	(358,346)
Change in operating assets and liabilities:
Gold sales receivable	(143,408)	41,145
Inventories	188,815	(177,391)
Joint venture receivable	(265)	(1,767)
Other current assets	(110,380)	(65,230)
Accounts payable and accrued expenses	(33,894)	161,188
Accrued payroll and related payroll expenses	30,625	63,083
Net cash used by operating activities	(1,351,027)	(482,418)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(664,645)	(502,879)
Additions to mineral properties	(2,414,607)	(1,077,799)
Deposit on equipment	(11,694)	(12,863)
Net cash used by investing activities	(3,090,946)	(1,593,541)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	2,580,000	2,906,896
Proceeds from exercise of warrants	117,500	341,667
Proceeds from exercise of stock options	-	4,500
Principal payments on notes payable	(572,558)	(439,902)
Principal payments on notes, related parties	(37,701)	(62,362)
Issuance of convertible debt	1,750,000	1,085,000
Proceeds from Small Business Administration loans	-	518,246
Contributions from non-controlling interest	41,305	44,063
Net cash provided by financing activities	3,878,546	4,398,108
Net change in cash and cash equivalents	(563,427)	2,322,149
Cash and cash equivalents, beginning of year	2,539,945	217,796
Cash and cash equivalents, end of year	$1,976,518	$2,539,945
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$257,614	$148,086
Non-cash investing and financing activities:
Deposit applied to purchase of equipment and mineral property	$12,863	$25,000
Notes payable for equipment purchase	1,149,683	283,154
Common stock issued for investment in Buckskin	328,946	-
Conversion of convertible debt to common stock	835,000	50,000

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Idaho Strategic Resources, Inc. (“the Company”) was incorporated as an Idaho corporation on July 18, 1996, as New Jersey Mining Company. On December 6, 2021 New Jersey Mining Company changed its name to Idaho Strategic Resources Inc. and also finalized a 1 for 14 reverse stock split of its common stock as previously approved by shareholders at a Special Meeting of the Shareholders held on October 6, 2021. On the date of the reverse stock split, every fourteen (14) shares of New Jersey Mining Company were automatically converted into one issued and outstanding share of Idaho Strategic Resources, Inc. common stock without any change in the par value per share. The Company’s primary business is exploring for, developing, and extracting gold, and to a lesser extent, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho. From an operational perspective, the Company produces gold at the Golden Chest Mine located in the Murray Gold Belt (MGB) area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 7,000 acres of patented and unpatented land, the Company has the largest private land position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

The Company also has an expanded focus on identifying and exploring Critical Minerals (Rare Earth Minerals). Its business strategy is to grow its asset base and mineral production over time while advancing its Rare Earth Element projects. In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” Rare Earth Elements (REE’s). The Company’s Diamond Creek and Roberts REE properties are included the U.S. national REE inventory as listed in USGS, IGS and DOE publications. Both projects are in central Idaho and participating in the USGS Earth MRI program, with the Diamond Creek Project also participating in the Idaho Department of Commerce’s IGEM program.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of NJMJV partially owned by other investors is presented as non-controlling interest on the consolidated balance sheets, statements of operations, and statement of changes in stockholders’ equity.

Accounting for Investments in Joint Ventures and Equity Method Investments

Investment in Joint Ventures

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

Equity Method Investments

Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At December 31, 2021, the Company’s 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 9).

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

At December 31, 2021 and 2020, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	December 31, 2021			December 31, 2020
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	-	-	-

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling, and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 13 for more information on our sales of products.

Other Revenue Recognition-Revenue from harvest of raw timber is recognized when the performance obligation under a contract and transfer of control have both been completed. Sales of timber found on the Company’s mineral properties are not a part of normal operations.

Inventories

Inventories include concentrate inventory and supplies inventory. Concentrate inventory is valued at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, royalties, and milling costs including applicable overhead, depreciation, depletion, and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process. Supplies inventory is stated at the lower of first-in, first-out weighted average cost or estimated net realizable value.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are recognized in accordance with Accounting Standards Codification (“ASC”) 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2021 and 2020, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, notes payable to related parties, notes payable, and the Small Business Administration loan approximate their fair values. The fair value of the convertible notes payable at December 31, 2021 is $2,922,923 based on the convertible rate and the trading price of the Company’s stock at December 31, 2021.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) attributable to the Company excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2021, and 2020, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	December 31, 2021	December 31, 2020
Stock options	507,175	150,000
Stock purchase warrants	669,467	426,788
Convertible debt	392,866	367,064
Total	1,569,508	943,852

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2021 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

Cash and Cash Equivalents

The Company considers cash in banks and other deposits with an original maturity of three months or less when purchased to be cash and cash equivalents. These deposit balances may at times exceed federally insured limits. No losses have been recognized because of these balances.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Depreciation and amortization are based on the estimated useful lives of the assets and are computed using straight-line or units-of-production methods. The expected useful lives of most of the Company’s buildings are up to 50 years and equipment life expectancy ranges between 2 and 10 years. When assets are retired or sold, the costs and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

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

Interest Capitalization

When capital projects are funded within the reporting period for which cash is paid which could have been used for debt reduction an amount equal to 10% of the capital project expenditure in interest expense is capitalized in mineral properties.

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drifts, ramps, and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established and a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost capitalized at the present value of estimated reclamation costs. An asset and a related liability are recorded for the fair value of these costs. The liability is accreted, and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. If there is an impairment to an asset’s carrying value and a decision is made to permanently close the property, changes to the liability are recognized and charged to the provision for closed operations and environmental matters. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Accrued remediation costs are not discounted.

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2021 and 2020, the Company had a $103,320 reclamation bond for the Golden Chest Mine.

Stock Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are measured at fair value of the equity interest issued. The fair value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation of options using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation.

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic (“COVID-19”) in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The impact of the guidelines on our business has been minimal. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules, asset maintenance, and limiting discretionary spending. As long as they are required, the operational practices implemented could have an adverse impact on our operating results due to deferred production and revenues or additional costs. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions. It is possible that future restrictions could have an adverse impact on our operations or financial results beyond 2021.

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

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update contains several provisions intended to simplify the accounting for income taxes. The update is effective for fiscal years beginning after December 15, 2020. The update was adopted as of January 1, 2021, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

3. Inventories

At December 31, 2021 and 2020, inventories consisted of the following:

	2021	2020
Concentrate inventory
In process	$41,082	$90,743
Finished goods	97,074	230,318
Total concentrate inventory	138,156	321,061

Supplies inventory
Mine parts and supplies	54,998	52,600
Mill parts and supplies	20,568	28,876
Total supplies inventory	75,566	81,476

Total	$213,722	$402,537

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,085,730)	(914,095)
Total mill	3,868,692	4,040,327

Buildings and equipment
Buildings	324,075	297,932
Equipment	5,042,915	3,250,551
	5,366,990	3,548,483
Less accumulated depreciation	(1,847,191)	(1,229,136)
Total building and equipment	3,519,799	2,319,347
Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470

Total	$8,255,961	$7,227,144

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

5. Mineral Properties

Mineral properties at December 31, 2021 and 2020 are as follows:

	2021	2020
Golden Chest
Mineral Property	$1,577,669	$1,539,001
Infrastructure	1,056,037	468,669
Total Golden Chest	2,633,706	2,007,670
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	773,101
Park Copper	78,000	-
Less accumulated amortization	(64,315)	(48,267)
Total	$5,843,186	$3,455,233

For the year ended December 31, 2021, $49,273 of interest expense was capitalized in association with the ramp access project at the Golden Chest. No interest was capitalized in 2020.

Golden Chest

The Golden Chest is an open pit and underground mine project currently producing for the Company located near Murray, Idaho consisting of 25 patented and 70 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at the Golden Chest to a former joint venture partner. Royalty expense of $151,763 and $114,204 was recognized as costs of sales and other direct production costs in the years ended December 31, 2021, and 2020, respectively.

New Jersey

The Coleman property is located at the New Jersey Mine area of interest and consists of 62 acres of patented mining claims, mineral rights to 108 acres of fee land, 80 acres of land for which the Company owns the surface but not the mineral rights, and approximately 130 acres of unpatented mining claims.

McKinley-Monarch

The McKinley-Monarch project is located near the town of Lucille, Idaho. The project consists of 28 unpatented claims totaling 560 acres. The Company started exploring the property in 2013.

Butte Potosi

In 2018, the Company purchased the Butte and Potosi properties near its Golden Chest mine. These properties consists of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights. There is an underlying 2% net smelter return on all ores mined and shipped from any lode production from the patented claims on the Butte property.

Alder Gulch

In February 2020, the Company purchased property located in Alder Gulch just north of Murray in Shoshone County, Idaho which consists of 368 acres of real property, including patented mining claims with both surface and mineral rights. In February 2021, the Company paid $10,000 and in April of 2021, the Company paid an additional $1,689,965 to complete the purchase of approximately 512 acres of land adjacent to the Alder Gulch property for a total of $1,699,965. The Company started exploring the property in 2020.

Park Copper

In August 2021, the Company paid $78,000 in cash for 100 acres of patented mineral property in Shoshone County referred to as Park Copper.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable

At December 31, 2021 and 2020, notes payable are as follows:

	2021	2020
Paus 2 yrd. LHD, 60-month note payable, 4.78% interest rate payable through October 2024, monthly payments of $5,181	$164,422	$217,354
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	143,547	195,768
Compressor, 48-month note payable, 5.25% interest rate payable monthly through January 2022, monthly payments of $813	410	9,958
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	17,752	-
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	7,501	-
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	58,866	93,265
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2027, monthly payments of $10,352	283,955	-
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	17,064	-
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	49,421	64,896
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	70,734	109,492
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	590,535	-
Caterpillar AD22 haul truck, 48-month note payable, 6.45% interest rate payable monthly through June 2023, monthly payments of $12,979	221,694	358,043
Total notes payable	1,625,901	1,048,776
Due within one year	664,153	339,704
Due after one year	$961,748	$709,072

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of debt at December 31, 2021 are as follows:

2022	$664,153
2023	584,778
2024	354,770
2025	22,200
Total	$1,625,901

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

7. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2021, and 2020 is as follows:

	2021	2020

Balance at January 1	$173,001	$163,369
Accretion expense	9,953	9,632
Change in asset retirement obligation estimate	(10,606)	-
Balance at December 31	$172,348	$173,001

The change in the asset retirement obligation estimate during the current year related to a revision to the estimated start of the reclamation process to a later date at our Golden Chest properties.

8. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) now Crescent Silver, LLC (Crescent) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to Crescent for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. As of December 31, 2021, and 2020, an account receivable existed with the Mill Joint Venture from Crescent for $4,442 and $4,177, respectively.

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

9. Investment in Buckskin

In August 2021 the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. (“Buckskin”). The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the investment. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method resulted in recognition of equity income on the investment of $3,782 during the year ended December 31, 2021. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of December 31, 2021, the Company holds 37% of Buckskins outstanding shares.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2021 and 2020.

The significant components of net deferred tax assets at December 31, 2021 and 2020 were as follows:

	2021	2020
Deferred tax assets
Net operating loss carry forward	$4,796,000	$3,984,500
Mineral properties	241,300	201,200
Asset retirement obligation	4,600	8,400
Stock based compensation	503,400	219,000
Other	16,800	14,800
Total deferred tax assets	5,562,100	4,427,900
Valuation allowance	(4,017,800)	(3,286,100)
	1,544,300	1,141,800
Deferred tax liabilities
Property, plant, and equipment	(1,544,300)	(1,141,800)
Total deferred tax liabilities	(1,544,300)	(1,141,800)

Net deferred tax assets	$-	$-

At December 31, 2021 and 2020, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2021 and 2020.

At December 31, 2021 the Company had net operating loss carry forwards of approximately $18,118,000 for both federal and state purposes, $11,100,000 of which expire between 2021 through 2037. The remaining balance of $7,018,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2021 and 2020 differ from the statutory rate of 21% as follows:

	2021	2020

Provision (benefit) at statutory rate for the period	$(683,600)	$(155,400)
State taxes, net of federal taxes	(178,200)	(43,300)
Non-taxable item-CARES Act loan forgiven	-	(96,200)
Change in rate reconciliation	57,000	-
Adjustment of prior year tax estimates	73,100	(5,800)
Increase (decrease) in valuation allowance	731,700	300,250
Total provision (benefit)	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2019 through 2021 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no-par common stock at December 31, 2021 and 2020. In addition, the Company has authorized 1,000,000 shares of no-par preferred stock, none of which had been issued at December 31, 2021 or 2020. On December 6, 2021, the Corporation completed a one-for-fourteen (1:14) reverse share split of all of its issued and outstanding common shares, resulting in a reduction of the issued and outstanding shares from 152,573,743 to 10,898,408. Shares reserved under the Corporation’s equity, incentive plans and warrants were adjusted to reflect the reverse stock split. All share and per share data presented in the Corporation’s consolidated financial statements have been retroactively adjusted to reflect the reverse stock split unless otherwise noted.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2021, and 2020 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2019	921,438	$2.52-3.08
Issued	400,002	$2.52-5.60
Expired	(772,628)	$2.52-3.08
Exercised	(122,024)	$2.80
Balance December 31, 2020	426,788	$2.52-5.60
Issued	289,294	$5.60-7.00
Exercised	(46,615)	$2.52
Balance December 31, 2020	669,467	$2.52-7.00

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
33,070	$2.52	April 21, 2022
347,103	$5.60	August 28, 2022
235,722	$5.60	October 14, 2023
53,572	$7.00	November 12, 2023
669,467

Stock Options

In April 2014, the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options shares are issued from the available authorized shares of the Company. Options reserved to any one related person on an annual basis may not upon exercise exceed 5% and the aggregate number of all options outstanding will not exceed 10% of the issued outstanding common shares in total as calculated at that time.

In February 2021, the board granted 283,936 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $604,571. In March 2021, the Company granted 3,572 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $9,860. In October 2021 the Company granted 182,166 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $473,144. An additional 32 options were recorded in 2021 representing fractional share issuances related to the 1-14 reverse stock split. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	February 11, 2021	March 15, 2021	October 20, 2021
Fair value	$604,572	$9,860	$473,143
Options issued	283,936	3,572	182,143
Exercise price	$5.60	$5.60	$5.60
Expected term (in years)	3.0	3.0	3.0
Risk-free rate	0.19%	0.33%	0.70%
Volatility	97.9%	99.3%	96.6%

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity, continued

Transactions in stock options for the years ended December 31, 2021, and 2020 are as follows:

	Number of Options	Exercise Prices
Balance December 31, 2019	375,893	$1.40-2.52
Exercised	(82,143)	$1.40-2.52
Expired	(143,750)	$1.40-2.52
Balance December 31, 2020	150,000	$1.40-1.96
Granted	469,674	$5.60
Exercised	(101,786)	$1.40-1.96
Forfeited	(10,713)	$1.96-5.60
Balance December 31, 2021	507,175	$1.96-5.60

Exercisable at December 31, 2021	507,175	$1.96-5.60

At December 31, 2021, the outstanding stock options have an intrinsic value of approximately $1,108,000 and have a weighted average remaining term of 2.2 years. Cashless options exercised in the year ended December 31, 2021 had an intrinsic value of $445,290.

12. Related Party Transactions

At December 31, 2021 and 2020, the Company had a note payable to Ophir Holdings, LLC, a company owned by two officers and one former officer of the Company, 6% interest, monthly payments of $3,777 with a balloon payment of $110,835 in February 2023. The balance due on the note was $116,611 and $154,312 at December 31, 2021, and 2020, respectively. At December 31, 2021, $10,543 of related party debt is payable in 2022 and the remaining $106,068 is payable in 2023. Related party interest expense for the years ending December 31, 2021, and 2020 was $7,627 and $10,992, respectively. There is no accrued interest payable at December 31, 2021 or 2020 on this note.In February 2020, the Company’s corporate secretary, Monique Hayes, participated in the Company’s convertible debt offering for $25,000. Interest expense on her note was $975 and $1,742 for the years ended December 31, 2021, and 2020 respectively. She converted her note in May 2021 as provided in the agreement. See Note 14.

The Company leases office space from certain related parties on a month-to-month basis. Payments under these short-term lease arrangements totaled $25,008 and $24,840 for the years ended December 31, 2021, and 2020, respectively, and are included in general and administrative expenses on the Consolidated Statement of Operations.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

13. Sales of Products

Our products consist of both gold flotation concentrates which in 2020 and 2021 we sold to a broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated, and revenue is recognized generally at the time when risk is transferred to H&H Metal based on contractual terms. Based on contractual terms, the Company has determined the performance obligation is met and title is transferred to H&H Metal when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H Metal, and H&H Metal has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H Metal upon physical receipt, and 5) we have the right to payment for the concentrate. Concentrates lots that have been sold are held at our mill up to 60 days, until H&H Metal provides shipping instructions.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2021, metals that had been sold but not final settled thus exposed to future price changes totaled 2,196 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the years ended December 31, 2021, and 2020 were as follows:

	2021	2020
Gold	$8,156,948	$6,102,115
Silver	24,689	10,699
Less: Smelter and refining charges	(551,221)	(437,867)
Total	$7,630,416	$5,674,947

Sales by significant product type for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Concentrate sales to H&H Metal	$7,285,651	$5,384,597
Dore’ sales to refineries	344,765	290,350
Total	$7,630,416	$5,674,947

In 2021 and 2020 floatation concentrates sold to H&H Metals Corp accounted 95% of all gold sales. The remaining 5% in 2021 and 2020 was doré sold to a third party. At December 31, 2021 and 2020, our gold sales receivable balance related to contracts with customers of $408,187 and $264,779, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts. We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

14. Convertible Debt

In February 2020, the Company issued convertible promissory notes with an aggregate principal value of $885,000 from which funds were utilized for the purchase of the Alder Gulch property (Note 5). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in February 2023. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $2.52 per share (351,192 shares) prior to the maturity date of the notes. In July 2020, one of the participants converted $50,000 in debt for 19,840 shares of the Company’s common stock. In 2021, the remaining eight participants converted 835,000 in debt for 331,349 shares of the Company’s common stock. Interest expense for these notes was $30,426 and $59,886 for the years ended December 31, 2021, and 2020, respectively including $975 and $1,742, respectively to the Company’s corporate secretary, Monique Hayes, who participated in the Company’s convertible debt offering for $25,000 which was also converted for 9,921 shares of the Company’s stock.

In July 2020, a current convertible debt holder was issued an additional convertible promissory note for a principal balance of $200,000 which funds were utilized for the purchase of a new jumbo underground drill. The note is collateralized by the drill. The outstanding principal amount of the note bears interest at an annual rate of 6.0% with interest payments due monthly and the unpaid principal due in June 2023. The principal amount of the note is convertible at the option of the note holder into shares of the Company’s common stock at a price of $5.60 per share (35,715 shares) prior to the maturity date of the note. Interest expense for this note was $12,000 and $5,250 for the years ended December 31, 2021, and 2020, respectively.

In March of 2021 the Company issued convertible promissory notes of $1,750,000 from which funds were utilized for the purchase of an addition to the Alder Gulch property (Note 5). The notes are collateralized by the Alder Gulch property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bears interest at an annual rate of 8.0% with interest payments due monthly and the principal due in March 2024. The principal amount of the notes is convertible at the option of the note holders into shares of the Company’s common stock at a price of $4.90 per share (357,143 shares) prior to the maturity date of the notes. Interest expense for this note was $109,775 for the year ended December 31, 2021.

15. Small Business Administration Loans

On April 10, 2020, the Company received a loan of $358,346 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The loan, which was in the form of a Note dated April 10, 2020, had a maturity date on April 9, 2022, and an interest rate of 1% per annum, payable monthly commencing on October 9, 2020. The Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. This loan was forgiven after being used for qualifying expenses under the provisions of the CARES Act prior to the filing of these financial statements. Qualifying expenses included payroll costs, costs used to continue group health care benefits, rent, and utilities. The amount of the PPP loan has been recognized as gain on forgiveness of the CARES Act loan in the Company’s consolidated income statement for the year ended December 31, 2020.

In April 2020, the Company received $10,000 under Division A, Title I, Section 1110 of the CARES Act. Additionally, in May 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The May loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050, and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in January 2022. At December 31, 2021, total accrued interest on the remaining loan is $9,311 of which $6,219 and $3,092 were accrued in 2021 and 2020, respectively and which is included in the Small Business Administration loan balance on the consolidated balance sheet.

16. Subsequent Events

The Company closed a private placement in February 2022. Under the private placement the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s stock.

On March 11, 2022, the Company started trading on the NYSE American exchange under the trading symbol IDR.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Idaho Strategic Resources, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Idaho Strategic Resources, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	55	Chief Executive Officer/ President & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director 7/11/2019 to present Chairman
Grant A. Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	52	Chief Financial Officer, Vice President, & Director	7/18/1996 to present
Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	63	Director	1/10/17 to present
Rich Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	54	Director	1/12/2022 to present
Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	54	Vice President	1/16/2018 to present
Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Secretary	11/20/16 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Executive Officers and Key Employees

John Swallow was named Chief Executive Officer and President on January 10, 2017. Prior to being named as CEO, Mr. Swallow was appointed as the President and a Director of the Company on August 29, 2013. He resigned as president in December 2014, and subsequently reappointed as President on May 5, 2015, following the resignation of Mr. Highsmith. Following Mr. Steiner’s resignation on July 11, 2019, Mr. Swallow became the Chairman of the Board. He holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009, until November 2011, Mr. Swallow was self-employed. From January 2006 until September 2009, he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a chairman of a board and as a vice president of a corporation qualify him to sit on the Board of the Company.

Grant A. Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for Idaho Strategic Resources, Inc. since 1996 and worked for Newmont Mining previously. Currently, he supervises the mining operation at the Golden Chest Mine including the operation of the New Jersey Mill. He has experience with permitting, exploration, open pit, and underground mining as well as mineral processing. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s daily operations, and industry expertise qualifies him to sit on the Board of the Company.

Kevin Shiell has more than 35 years of operating and management experience in the mining and mineral processing industries, primarily in Montana, Idaho, and Nevada. He has held executive leadership positions at several public companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MDM Gold, and various mine supervisory positions at Hecla Mining Company. Mr. Shiell is currently the General Manager of the Hollister and Midas Gold Mines which are owned and operated by Hecla Mines. He brings vast operational knowledge and management experience at a transformational time in the Company’s development.

Rich Beaven joined the Idaho Strategic Resources Board on January 12, 2022. Mr. Beaven is Lead Portfolio Manager and Principal at Signia Capital. Signia is a small-cap value asset manager with a largely institutional (pension fund) client base. Prior to co-founding Signia Capital Management in 2002, Rich was the Assistant Director of Research and a Portfolio Manager for a $2B Pacific Northwest asset management firm. With blue-collar roots, Rich went on to get a BA in business administration from the University of Kentucky and an MBA from Gonzaga University. In addition, he is a CFA charter holder and has served as President of the CFA Society of Spokane.

Robert Morgan has served as the Vice President Exploration of the Company since January 2018. Mr. Morgan has over 22 years of exploration experience, including 20 years focused on gold exploration, of which 12 years were in Northern Idaho and Montana. Mr. Morgan has worked for some of the world’s leading gold exploration and mining companies including Newmont and ASARCO throughout the western United States, Alaska, and South America. He is practiced in designing, implementing, and managing large exploration programs for gold, silver, base metals and rare earth elements. His technical work has included geologic mapping, logging of drill holes, compilation, and interpretation of multiple data sets for target identification. Mr. Morgan earned his Bachelor of Science degree in geology from California State University at Chico. He has an extensive environmental background with emphasis on wetlands and water management. Mr. Morgan is a registered professional geologist with the State of Idaho and Professional Land Surveyor registered with the State of Montana.

Monique Hayes was appointed Corporate Secretary in November 2016. She has over 10 years of investor relations corporate governance experience in the mining industry and over 10 years of communications and brand management experience. Prior to joining Idaho Strategic Resources, Inc., Ms. Hayes worked for Hecla Mining Company, Revett Mining Company and Sterling Mining. Her advertising and communications experience includes working for Publicis Dialog Direct and White Runkle Associates where she worked with national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. Ms. Hayes attended City University where she studied business management, brand strategy and communications.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2021, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, Chief Executive Officer, and Chairman of the Board, Grant Brackebusch, the Company’s Vice President, and Robert Morgan, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Swallow	2021	125,000	6,975	-	48,046	-	-	-	180,021
President, Chief Executive Officer, & Chairman	2020	74,208	-	-		-	-	-	74,208
Grant Brackebusch	2021	150,000	6,975	-	48,046	-	-	-	205,021
Vice President	2020	121,250	-	-		-	-	-	121,250
Robert Morgan	2021	100,000	-	-	48,046	-	-	-	148,046
Vice President	2020	90,000	-	-	-	-	-	-	90,000

(1)	Stock Awards and Options Awards include fees earned as Directors. The Company has valued all Stock Awards granted at fair value as computed in accordance with FASB Accounting Standards Codification Topic 718. The compensation of the Named Executive Officers has been set by disinterested members of the Board of Directors to a level competitive with other mining companies of similar size with similar types of operations. The executive stock compensation is for services as directors.

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2021, 64,287 Options were vested and outstanding to directors Grant Brackebusch, John Swallow, and Kevin Shiell.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Shiell	2021	-	-	-	48,046	-	-	-	48,046
Director	2020	-	-	-	-	-	-	-	-

No Option Awards were issued the Directors for service as directors of the Company in 2020. No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship. On occasion, Directors are retained for consulting services unrelated to their duties as Directors. These consulting services are either paid in cash or with unregistered Common Stock according to the Company’s policy for share-based payment of services.

The Company does not have a retirement plan for its Directors and there is no agreement, plan or arrangement that provides for payments to Directors in connection with resignation, retirement, termination or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2022 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,346,731 (a)	10.47%
Common	Robert Dumont c/o 201 N. Third Street Coeur d’Alene, ID 83814	730,096 (b)	5.68

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,346,731 (a)	10.47%
Common	Grant A. Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	139,483 (c)	1.08%
Common	Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	64,287 (d)	0.50%
Common	Rob Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	35,358 (e)	0.27%
Common	Rich Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	-	-
Common	Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	45,621 (f)	0.35%
Common	All Directors and Executive Officers as a group (6 individuals)	1,631,480	12.68%

(1)	Based upon 11,309,160 outstanding shares of common stock 669,467 warrants, 492,889 vested options, and 392,866 shares into which debt can be converted at March 1, 2022.
a)	Consists of 1,303,145 shares of common stock, presently exercisable options to purchase 21,429 shares and presently exercisable warrants to purchase 22,157 shares.
b)	Consists of 628,904 outstanding shares of common stock and presently exercisable warrants to purchase 101,192 shares.
c)	Consists of 118,054 shares of common stock and presently exercisable options to purchase 21,429 shares of common stock.
d)	Consists of 42,858 shares of common stock and presently exercisable options to purchase 21,429 shares of common stock.
e)	Consists of 13,929 shares of common stock and presently exercisable options to purchase 21,429 shares of common stock.
f)	Consists of 24,192 shares of common stock and presently exercisable options to purchase 21,429 shares of common stock.

None of the Directors or Officers has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights. No shares are pledged as security.

Securities Authorized for Issuance under Equity Plans

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employee. The Company occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock, as quoted on the NYSE American, at the time to determine the number of shares to be issued.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors has determined that John Swallow and Grant Brackebusch are not independent directors. Kevin Scheill and Rich Beaven are independent directors.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. The Company’s audit committee is comprised of two non-executive members Kevin Shiell and Rich Beaven.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2021, and December 31, 2020 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $60,856 and $54,374 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$5,200 in 2021 and $6,300 in 2019 was paid to the Company’s principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

$600 in other fees were incurred during 2021 and none in 2020 for other services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as a part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 31, 2022.
2.	Consolidated Balance Sheets—December 31, 2021 and 2020.
3.	Consolidated Statements of Operations—Years ended December 31, 2021 and 2022.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2021 and 2020.
5.	Consolidated Statements of Cash Flows—Years ended December 31, 2021, and 2020.
6.	Notes to Consolidated Financial Statements.

Exhibits

Exhibits	Description of Document
3.0*	Articles of Incorporation of New Jersey Mining Company filed July 18, 1996
3.1*	Articles of Amendment filed September 29, 2003
3.2*	Articles of Amendment filed November 10, 2011
3.3*	Bylaws of New Jersey Mining Company
3.4	Amended and Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021.
3.5	Amended and Restated By-laws of Idaho Strategic Resources, Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021.
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
10.3

Registrant’s Grant of Options to Directors and Officers dated December 30, 2016, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017.

10.4

Registrant’s Grant of Options to Employees and Directors of the Company dated October 20, 2021, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 22, 2021.

10.5	Form of Convertible Note Purchase Agreement dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.6	Form of Convertible Promissory Note dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.7	Form of Convertible Note Purchase Agreement dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
10.8	Form of Convertible Promissory Note dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
14*	Code of Ethical Conduct.
21	Subsidiaries of the Registrant, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2018.

31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95	Mine safety information listed in Section 1503 of the Dodd-Frank Act. ****
99.1	Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
99.2	Golden Chest Underground Reserves at Year End 2021. ****
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Registrant’s Form 10 on June 4, 2014.
**	Filed July 2, 2014
***	Filed March 31, 2015.
****	Filed herewith.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Idaho Strategic Resources, Inc.

Date: March 31, 2021	By	/s/ JOHN SWALLOW
John Swallow,
President, Chief Executive Officer

Date: March 31, 2021	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch,
Vice President, Chief Financial Officer

