Form 10-Q
period 2022-03-31
Idaho Strategic Resources, Inc.
filed 2022-05-16
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File No. 000-28837

IDAHO STRATEGIC RESOURCES, INC
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2022, 11,777,935 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED Financial Statements

Idaho Strategic Resources, Inc Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,409,188	$1,976,518
Gold sales receivable	806,417	408,187
Inventories	606,073	213,722
Joint venture receivable	2,828	4,442
Other current assets	297,728	334,443
Total current assets	5,122,234	2,937,312

Property, plant and equipment, net of accumulated depreciation	8,243,066	8,255,961
Mineral properties, net of accumulated amortization	6,030,664	5,843,186
Investment in Buckskin	333,059	332,728
Investment in joint venture	435,000	435,000
Reclamation bond	103,320	103,320
Deposits	137,585	11,694
Total assets	$20,404,928	$17,919,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$710,534	$647,218
Accrued payroll and related payroll expenses	221,719	174,110
Notes payable related parties, current portion	10,957	10,543
Notes payable, current portion	714,401	664,153
Small Business Administration loan and interest, current portion	2,408	2,469
Total current liabilities	1,660,019	1,498,493

Asset retirement obligation	174,864	172,348
Notes payable related parties, long term	95,451	106,068
Convertible debt	-	1,950,000
Notes payable, long term	961,307	961,748
Small Business Administration loan and interest, long term	168,394	166,742
Total long-term liabilities	1,400,016	3,356,906

Total liabilities	3,060,035	4,855,399

Commitments (Note 11)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2022-11,749,579 and December 31, 2021- 10,940,969 shares issued and outstanding	30,756,088	26,004,756
Accumulated deficit	(16,288,557)	(15,832,955)
Total Idaho Strategic Resources, Inc stockholders’ equity	14,467,531	10,171,801
Non-controlling interest	2,877,362	2,892,001
Total stockholders’ equity	17,344,893	13,063,802

Total liabilities and stockholders’ equity	$20,404,928	$17,919,201

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Operations (Unaudited) For the Three-Month Periods Ended March 31, 2022 and 2021

	March 31
	2022	2021

Revenue:
Sales of products	$2,044,417	$1,586,627
Total revenue	2,044,417	1,586,627

Costs of Sales:
Cost of sales and other direct production costs	1,508,066	1,475,235
Depreciation and amortization	230,208	182,795
Total costs of sales	1,738,274	1,658,030
Gross profit (loss)	306,143	(71,403)

Other operating expenses:
Exploration	396,124	717,707
Management	54,890	201,059
Professional services	79,983	122,651
General and administrative	201,312	513,835
Total other operating expenses	732,309	1,555,252
Operating loss	(426,166)	(1,626,655)

Other (income) expense:
Equity income on investment in Buckskin	(331)	-
Timber revenue net of costs	-	(3,603)
Interest income	(526)	(92)
Interest expense	47,760	39,444
Total other expense	46,903	35,749

Net loss	(473,069)	(1,662,404)
Net loss attributable to non-controlling interest	(17,467)	(15,917)
Net loss attributable to Idaho Strategic Resources, Inc	$(455,602)	$(1,646,487)

Net loss per common share-basic and diluted	$(0.04)	$(0.17)

Weighted average common shares outstanding-basic and diluted	11,187,648	9,833,423

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) For the Three-Month Periods Ended March 31, 2022 and 2021
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2021	9,826,665	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	714	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services	-	9,860	-	-	9,860
Issuance of common stock for cashless option exercise	28,196	-	-	-	-
Net loss	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	9,855,575	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in Mill JV	-	-	-	2,828	2,828
Issuance of common stock for cash net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	$30,756,088	$(16,288,557)	$2,877,362	$17,344,893

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Consolidated Statements of Cash Flows (Unaudited) For the Three-Month Periods Ended March 31, 2022 and 2021

	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(473,069)	$(1,662,404)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	230,208	182,795
Accretion of asset retirement obligation	2,516	2,498
Stock based compensation	-	614,431
Issuance of common stock for services	32,326	2,300
Equity income on investment in Buckskin	(331)	-
Change in operating assets and liabilities:
Gold sales receivable	(398,230)	155,622
Inventories	(392,351)	96,961
Joint venture receivable	1,614	1,708
Other current assets	36,715	26,353
Accounts payable and accrued expenses	64,907	(142,954)
Accrued payroll and related payroll expenses	47,609	3,523
Net cash used by operating activities	(848,086)	(719,167)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(66,818)	(57,111)
Deposits on equipment	(29,891)	7,953
Additions to mineral property	(192,112)	(140,716)
Net cash used by investing activities	(288,821)	(189,874)

Cash flows from financing activities:
Proceeds from sale of common stock net of issuance cost	2,701,000	-
Proceeds from exercise of common stock warrants	68,006	-
Principal payments on notes payable	(192,054)	(111,934)
Principal payments on notes payable, related parties	(10,203)	(9,063)
Issuance of convertible debt	-	1,600,000
Contributions from non-controlling interest	2,828	2,469
Net cash provided by financing activities	2,569,577	1,481,472

Net change in cash and cash equivalents	1,432,670	572,431
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$3,409,188	$3,112,376

Non-cash investing and financing activities:

Notes payable for equipment purchase	$241,861	$761,073
Deposit on equipment paid by lender	$96,000	$-
Conversion of convertible debt to common stock	$1,950,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies

These unaudited interim consolidated financial statements have been prepared by the management of Idaho Strategic Resources, Inc (IDR) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operations. Operating results for the three-month period ended March 31, 2022, is not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

On December 6, 2021, New Jersey Mining Company changed its name to Idaho Strategic Resources Inc. and also finalized a 1 for 14 reverse stock split of its common stock as previously approved by shareholders at a Special Meeting of the Shareholders held on October 6, 2021. On the date of the reverse stock split, every fourteen (14) shares of New Jersey Mining Company were automatically converted into one issued and outstanding share of Idaho Strategic Resources, Inc. common stock without any change in the par value per share.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of entities owned by other investors is presented as non-controlling interests on the consolidated balance sheets and statements of operations.

Revenue Recognition

Gold Revenue Recognition and Receivables-Sales of gold sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of our concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. For sales of doré and metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner.

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

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drift, ramps, and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves (as defined by the SEC) begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2022, and December 31, 2021, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments

Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At March 31, 2022, and December 31, 2021, the Company’s 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At March 31, 2022 and December 31, 2021, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	March 31, 2022				December 31, 2021
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	37%	Yes	Equity

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2022 financial statement presentation. Reclassifications had no effect on net income (loss), stockholders’ equity, or cash flows as previously reported.

New Accounting Pronouncement

Accounting Standards Updates Adopted-In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and with early adoption permitted. The adoption of this update on January 1, 2022, did not have a material impact on our consolidated financial statements.

2. Going Concern

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

3. Inventories

At March 31, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	March 31, 2022	December 31, 2021
Concentrate inventory
In process	$26,437	$41,082
Finished goods	341,626	97,074
Total concentrate inventory	368,063	138,156

Supplies inventory
Mine parts and supplies	184,919	54,998
Mill parts and supplies	53,091	20,568
Total supplies inventory	238,010	75,566

Total	$606,073	$213,722

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At March 31, 2022 and December 31, 2021 gold concentrate is carried at cost.

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At March 31, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 1,205 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three-month periods ended March 31, 2022, and 2021 were as follows:

	March 31,
	2022	2021
Gold	$2,183,024	$1,716,616
Silver	3,440	5,080
Less: Smelter and refining charges	(142,047)	(135,069)
Total	$2,044,417	$1,586,627

Sales by significant product type for the three-month periods ended March 31, 2022, and 2021 were as follows:

	March 31,
	2022	2021
Concentrate sales to H&H Metal	$2,044,417	$1,510,119
Dore sales to refinery	-	76,508
Total	$2,044,417	$1,586,627

At March 31, 2022 and December 31, 2021, our gold sales receivable balance related to contracts with customers of $806,417 and $408,187, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

5. Related Party Transactions

At March 31, 2022 and December 31, 2021, the Company had the following note payable to related parties:

	March 31, 2022	December 31, 2021
Ophir Holdings LLC, a company owned by two officers of the Company, 3.99% interest, monthly payments of $1,250 with a balloon payment of $85,016 in February 2024	$106,408	$116,611
Total	106,408	116,611
Current portion	(10,957)	(10,543)
Long term portion	$95,451	$106,068

As of March 31, 2022 and December 31, 2021, there was no accrued interest payable to related parties. Related party interest expense for the three-months ended March 31, 2022 and 2021 is $1,129 and $3,181, respectively.

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

March 31,
2022

$6,217	$6,210

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2022 and December 31, 2021, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,828 and $4,442, respectively, for shared operating costs as defined in the JV agreement.

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

7. Earnings per Share

For the three-month periods ended March 31, 2022, and 2021, potentially dilutive shares including outstanding stock options (Note 14), warrants (Note 13), and convertible debt (Note 15) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three-month periods ended March 31, 2022, and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	March 31, 2022	March 31, 2021
Stock options	$455,386	$401,786
Stock purchase warrants	646,410	426,788
Convertible debt	-	693,595
Total	$1,101,796	$1,522,169

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,128,397)	(1,085,730)
Total mill	3,826,025	3,868,692

Building and equipment
Buildings	337,859	324,075
Equipment	5,241,810	5,042,915
	5,579,669	5,366,990
Less accumulated depreciation	(2,030,098)	(1,847,191)
Total building and equipment	3,549,571	3,519,799

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Total land	867,470	867,470
Total	$8,243,066	$8,255,961

9. Mineral Properties

Mineral properties at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Golden Chest
Mineral Property	$1,590,672	$1,577,669
Infrastructure	1,235,146	1,056,037
Total Golden Chest	2,825,818	2,633,706
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	2,473,066
Park Copper	78,000	78,000
Less accumulated amortization	(68,949)	(64,315)
Total	$6,030,664	$5,843,186

For the three-month periods ended March 31, 2022, and 2021 $13,003 and $10,186, respectively of interest expense was capitalized in association with the ramp access project at the Golden Chest.

10. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the property. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $331 during the first quarter of 2022. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of March 31, 2022, the Company holds 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

11. Notes Payable

At March 31, 2022 and December 31, 2021, notes payable are as follows:

	March 31, 2022	December 31, 2021
Resimin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $2,176	$66,942	$-
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	150,790	164,422
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	130,232	143,547
Compressor, 48-month note payable, 5.25% interest rate payable monthly through January 2022, monthly payments of $813	-	410
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	16,066	17,752
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	6,673	7,501
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	49,687	58,866
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2027, monthly payments of $10,352	255,989	283,955
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	15,544	17,064
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	45,438	49,421
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	60,626	70,734
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	545,646	590,535
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	186,215	221,694
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	71,759	-
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	74,101	-
Total notes payable	1,675,708	1,625,901
Due within one year	714,401	664,153
Due after one year	$961,307	$961,748

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2022 are as follows:

12 months ended March 31,
2023	$714,401
2024	575,588
2025	302,911
2026	23,788
2027	25,254
2028	26,809
2029	6,957
Total	$1,675,708

12. Small Business Administration Loans and Grant

In the second quarter of 2020 the Company received loans of $159,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050, and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in April 2022. At March 31, 2022, and December 31, 2021 accrued interest on the loan was $10,902 and $9,311, respectively and is included in the Small Business Administration Loan balance on the consolidated balance sheet.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

13. Stockholders’ Equity

Stock issuance activity

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s common stock. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326.

Stock Purchase Warrants Outstanding

In the first quarter of 2022, 23,057 shares were issued in exchange for outstanding warrants for net proceeds of $68,006.

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2020	426,788	$2.52-5.60
Issued	289,294	$5.60-7.00
Exercised	(46,615)	$2.52
Balance December 31, 2021	669,467	$2.52-7.00
Exercised	(23,057)	$2.52-5.60
Balance March 31, 2022	646,410	$2.52-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	13,228	$2.52	April 21, 2022
	343,888	$5.60	August 28, 2022
	235,722	$5.60	October 14, 2023
	53,572	$7.00	November 12, 2023
	646,410

14. Stock Options

In February 2021, the board granted 283,936 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $604,571. In March 2021, the Company granted 3,572 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $9,860. No options were granted in the first quarter of 2022. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	February 11, 2021	March 15, 2021
Fair value	$604,572	$9,860
Options issued	283,936	3,572
Exercise price	$5.60	$5.60
Expected term (in years)	3.0	3.0
Risk-free rate	0.19%	0.33%
Volatility	97.9%	99.3%

In the first quarter of 2022, 51,789 options were exercised in exchange for 28,981 shares at an average price of $9.72 per share in a cashless warrant exercise. Activity in the Company’s stock options is as follows:

	Number of Options	Exercise Prices
Balance December 31, 2020	150,000	$1.40-1.96
Granted	469,674	$5.60
Exercised	(101,786)	$1.40-1.96
Forfeited	(10,713)	$1.96-5.60
Balance December 31, 2021	507,175	$1.96-5.60
Exercised	(51,789)	$1.96-5.60
Balance March 31, 2022	455,386	$1.96-5.60
Outstanding and exercisable at March 31, 2022	455,386	$1.96-5.60

At March 31, 2022, outstanding stock options have a weighted average remaining term of approximately 2.02 years and an intrinsic value of approximately $2,317,000. Intrinsic value of the options exercised for the three-month period ended March 31, 2022, was $134,360.

15. Convertible Debt

The balance of convertible debt at December 31, 2021 consisted of $200,000 convertible to Common shares at a price of $5.60 per share (35,715 shares) and $1,750,000 convertible to Common shares at a price of $4.90 per share (357,151 shares). All of this debt was converted to Common shares as provided in the respective agreements in March 2022.

ITEM 2: Management’s Discussion AND Analysis of Financial Condition and Results of Operations

Plan of Operation

Idaho Strategic Resources, Inc is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house skills to build a portfolio of producing mines and milling operations with a primary focus on gold and exploration for Rare Earth elements (REE).

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 1,205 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations, and may differ when we cease operations. At March 31, 2022 we reviewed our December 31, 2021 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $103,906 for the Golden Chest property and $96,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment, but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

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

Highlights during the first quarter of 2022 include:

•

IDR up-listed its common stock onto the NYSE American and ‘rang’ the Opening Bell for the New York Stock Exchange (NYSE) on Monday, March 21st, 2022. IDR became the first company to ring the Opening Bell of the New York Stock Exchange virtually, via video stream, from underground at the Golden Chest Mine.

•

At the Golden Chest, ore mined from underground stopes totaled approximately 4,900 tonnes from the 815 and 830 stopes. Development waste tonnage totaled 3,200 tonnes as the Main Access Ramp (MAR) was extended at depth. Additionally, 2,800 cubic meters of backfill was placed during the quarter which was a record thanks to our hard-working miners.

•	Open pit mining progressed from the 1005 bench to the 1002 bench as production averaged 1,140 tonnes per day.

•	For the quarter ended March 31, 2022, a total of 11,014 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 3.55 gpt with gold recovery of 89.5%

•

The Company drilled 1,437 meters during the quarter and released core drilling results from the Klondike area of the Golden Chest mine which is on the northern end of the property. The intercepts are summarized below:

GC 21-210

•	0.74 gpt gold over 51.6 meters (m) from 185.1 to 236.7 m including the following higher-grade intervals:
	o	2.11 gpt gold over 6.1 m from 196.2 to 202.3 m
•	14 gpt gold over 0.7 m from 249.3 to 250.0 m
•	31.7 gpt gold over 0.8 m from 272.2 to 273.0 m

 GC 22-212

•	8.77 gpt gold over 9.2 m from 137.6 m to 146.8 m including the following higher-grade interval:
	o	37.35 gpt gold over 1.3 m from 143.3 to 144.6 m
•	3.14 gpt gold over 1.3 m from 149.6 to 150.9 m
•	13.87 gpt gold over 0.7 m from 157.6 to 158.3 m
•	3.17 gpt gold over 1 m from 192.2 to 193.2 m
•	7.00 gpt gold over 1.4 m from 218.3 to 219.7 m

•

Regarding the Company’s Rare Earth Element projects, the Company announced its partnership and participation in the Idaho Global Entrepreneurial Mission (IGEM) Project focused on the “Development of Idaho-Sourced Rare Earth Elements Drilling and Extraction”. In addition to IDR, the complete list of participants includes the University of Idaho (UI), Idaho Geological Survey (IGS), Idaho National Labs (INL), Center for Advanced Energy Studies (CAES), and the Idaho Department of Commerce.

•

The overall goal of the IGEM Project is to advance Idaho-sourced rare earth elements (REEs), with a possible result being the demonstration of the potential for environmentally minded Idaho-based commercialization of REEs and REE end products. Idaho Strategic was chosen as the industry partner for the project due to its ownership of two nationally recognized REE project(s) in Idaho (Roberts and Diamond Creek). The Company plans to conduct roughly $1 million worth of rare earth element drilling on its Diamond Creek property near Salmon, Idaho, and will supply REE core samples to its program partners for study and analysis.

Results of Operations

Our financial performance during the quarter is summarized below:

•

The Company had a gross profit of $306,143 compared to a gross loss of $71,403 for the three-month periods ended March 31, 2022, and 2021 respectively. Gross profit increased primarily because of improved gold prices.

•

Cash costs per ounce decreased for the three-month period ended March 31, 2022, to $978.70 per ounce compared to $1,476.24 per ounce in 2021 because of increased production and improved inventory valuation. AISC per ounce decreased to $1,557.32 per ounce for the three-month period ended March 31, 2022, compared to $2,097.34 for the comparable period in 2021 as a result of utilizing the Company’s in house core drilling versus using in-house drilling in addition to using a contract driller for drilling in the Paymaster/Joe Dandy.

•

Revenue was $2,044,417 for the three-month period ended March 31, 2022, compared to $1,586,627 for the comparable period of 2021. The increase was mostly the result of higher realized gold prices and increased gold inventories.

16

•

An operating loss of $426,166 for the three-month period ended March 31, 2022, compared to an operating loss of $1,626,655 in the comparable period of 2021. The change was mostly a result of contract core drilling in the Paymaster/Joe Dandy and expense for stock options granted in the first quarter of 2021.

•

Net loss of $473,069 for the three-period ended March 31, 2022, compared to net loss of $1,662,404 for the three-month period ended March 31, 2021. The reasons for these changes are the same as those for the operating loss described above.

•

Exploration costs decreased in 2022 compared to 2021 because of the elimination of contract core drilling in the Paymaster/Joe Dandy and an increase in core drilling completed by the Company’s in-house drill.

•

Management, professional services, and general and administrative expenses decreased in the three-month period ended March 31, 2022, compared to 2021 as a result of options being granted to management, directors, and employees for a total cost of $604,571.

•	Timber revenue decreased in 2022. No logging on the Company’s property occurred in 2022.

•

The consolidated net loss for the three-months ended March 31, 2022, and 2021 included non-cash charges as follows: depreciation and amortization of $230,208 ($182,795 in 2021), accretion of asset retirement obligation of $2,516 ($2,498 in 2021), stock-based compensation of none in 2022 ($614,431 in 2021), the issuance of common stock for services $32,326 ($2,300 in 2021), and equity income on investment in Buckskin $331 in 2022 (None in 2021).

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three-month periods ended March 31, 2022, and 2021.

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

	March 31
	2022	2021
Cost of sales and other direct production costs and depreciation and amortization	$1,738,274	$1,658,030
Depreciation and amortization	(230,208)	(182,795)
Change in concentrate inventory	(392,351)	96,960
Cash Cost	$1,115,715	$1,572,196
Exploration	396,124	717,707
Sustaining capital	96,709	49,158
General and administrative	201,312	513,835
Less stock-based compensation and other non-cash items	(34,511)	(619,231)
All in sustaining costs	$1,775,349	$2,233,665
Divided by ounces produced	1,140	1,065
Cash cost per ounce	$978.70	$1,476.24
All in sustaining cost (AISC) per ounce	$1,557.32	$2,097.34

Financial Condition and Liquidity

	For the Three Months Ended March 31,
Net cash provided (used) by:	2022	2021
Operating activities	$(848,086)	$(719,167)
Investing activities	(288,821)	(189,874)
Financing activities	2,569,577	1,481,472
Net change in cash and cash equivalents	1,432,670	572,431
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$3,409,188	$3,112,376

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2022, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2022, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In the first quarter of 2021 the Company issued 714 shares of common stock at $3.22 per share for services provided for a total value of $2,300. Also, in the first quarter of 2021 44,643 options were exercised in exchange for 28,196 shares at $5.32 per share in a cashless warrant exercise.

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s common stock. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the first quarter of 2022 23,057 shares were issued in exchange for outstanding warrants for net proceeds of $68,006. In the first quarter of 2022 51,789 options were exercised in exchange for 28,981 shares at an average price of $9.72 per share in a cashless warrant exercise. In March of 2022 392,866 shares of the Company’s stock were issued to holders of convertible debt. 35,715 of those shares were issued at rate of $5.60 per share and the remaining 357,151 of those shares were issued at a rate of $4.90 per share in exchange for a total of $1,950,000 in debt.

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

ITEM 5. OTHER INFORMATION

In January 2022, the Board adopted its (a) Code of Business Conduct and Ethics; (b) Charter of the Audit Committee; (c) Charter of the Compensation Committee; (d) Charter of the Corporate Governance and Nominating Committee; and (e) Whistle Blower Policy. Copies of each are attached hereto as Exhibits 14, 99.1, 99.2, 99.3, and 99.4, respectively.

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021
3.2	Amended and Restated By-laws of Idaho Strategic Resources, Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
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

10.5	Form of Convertible Note Purchase Agreement dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.6	Form of Convertible Promissory Note dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.7	Form of Convertible Note Purchase Agreement dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
10.8	Form of Convertible Promissory Note dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
14****	Code of Business Conduct and Ethics.
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95****	Mine safety information listed in Section 1503 of the Dodd-Frank Act. ****
99.1****	Charter of the Audit Committee
99.2****	Charter of the Compensation Committee
99.3****	Charter of the Corporate Governance and Nominating Committee
99.4****	Whistle Blower Policy
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Registrant’s Form 10 on June 4, 2014.
**	Filed July 2, 2014
***	Filed March 31, 2015.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its: President and Chief Executive Officer
Date May 16, 2022

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: May 16, 2022

