Form 10-Q
period 2022-06-30
Idaho Strategic Resources, Inc.
filed 2022-08-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2022, 11,985,747 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

Idaho Strategic Resources, Inc Consolidated Balance Sheets (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,133,623	$1,976,518
Gold sales receivable	734,594	408,187
Inventories	646,302	213,722
Joint venture receivable	2,909	4,442
Other current assets	561,694	334,443
Total current assets	5,079,122	2,937,312

Property, plant and equipment, net of accumulated depreciation	8,553,696	8,255,961
Mineral properties, net of accumulated amortization	6,319,404	5,843,186
Investment in Buckskin	333,399	332,728
Investment in joint venture	435,000	435,000
Reclamation bond	321,120	103,320
Deposits	140,222	11,694
Total assets	$21,181,963	$17,919,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$713,517	$647,218
Accrued payroll and related payroll expenses	217,622	174,110
Notes payable related parties, current portion	11,376	10,543
Notes payable, current portion	743,589	664,153
Small Business Administration loan, current portion	1,813	2,469
Total current liabilities	1,687,917	1,498,493

Asset retirement obligation	254,596	172,348
Notes payable related parties, long term	84,727	106,068
Convertible debt	-	1,950,000
Notes payable, long term	1,106,230	961,748
Small Business Administration loan, long term	160,393	166,742
Total long-term liabilities	1,605,946	3,356,906

Total liabilities	3,293,863	4,855,399

Commitments (Note 11)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2022-11,985,747 and December 31, 2021- 10,940,969 shares issued and outstanding	32,133,342	26,004,756
Accumulated deficit	(17,107,155)	(15,832,955)
Total Idaho Strategic Resources, Inc stockholders’ equity	15,026,187	10,171,801
Non-controlling interest	2,861,913	2,892,001
Total stockholders' equity	17,888,100	13,063,802

Total liabilities and stockholders’ equity	$21,181,963	$17,919,201

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Consolidated Statements of Operations (Unaudited) For the Three and Six-Month Periods Ended

	June 30, 2022		June 30, 2021
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products	$2,358,492	$4,402,909	$2,180,232	$3,766,859
Total revenue	2,358,492	4,402,909	2,180,232	3,766,859

Costs of Sales:
Cost of sales and other direct production costs	2,109,129	3,617,195	1,622,606	3,097,841
Depreciation and amortization	241,906	472,115	195,377	378,173
Total costs of sales	2,351,035	4,089,310	1,817,983	3,476,014
Gross profit	7,457	313,599	362,249	290,845

Other operating expenses:
Exploration	386,781	782,905	208,170	925,877
Management	53,484	108,373	55,331	256,391
Professional services	136,035	216,018	43,430	166,081
General and administrative	273,977	475,289	136,007	649,842
Loss on disposal of equipment	3,901	3,901	-	-
Total other operating expenses	854,178	1,586,486	442,938	1,998,191
Operating loss	(846,721)	(1,272,887)	(80,689)	(1,707,346)

Other (income) expense:
Equity income on investment in Buckskin	(339)	(670)	-	-
Timber revenue net of costs	-	-	(735)	(4,338)
Gain on forgiveness of SBA loan	(10,000)	(10,000)	-	-
Interest income	(31)	(556)	(32)	(123)
Interest expense	15,898	63,657	60,846	100,287
Total other expense	5,528	52,431	60,079	95,826

Net loss	(852,249)	(1,325,318)	(140,768)	(1,803,172)
Net loss attributable to non-controlling interest	(33,651)	(51,118)	(31,580)	(47,497)
Net loss attributable to Idaho Strategic Resources, Inc	$(818,598)	$(1,274,200)	$(109,188)	$(1,755,675)

Net loss per common share-basic and diluted	$(0.07)	$(0.11)	$(0.01)	$(0.18)

Weighted average common shares outstanding-basic and diluted	11,801,664	11,496,352	9,929,715	9,881,835

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Six-Month Periods Ended June 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2021	9,826,665	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	714	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services	-	9,860	-	-	9,860
Issuance of common stock for cashless option exercise	28,196	-	-	-	-
Net loss	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	9,855,575	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960

Contribution from non-controlling interest in Mill JV	-	$-	$-	$17,459	$17,459
Issuance of common stock for services	1,071	4,200	-	-	4,200
Issuance of common stock for warrants exercised	19,841	50,000	-	-	50,000
Issuance of common stock for cashless option exercise	3,571	-	-	-	-
Conversion of convertible debt to common stock	291,667	735,000	-	-	735,000
Net loss	-	-	(109,188)	(31,580)	(140,768)
Balance June 30, 2021	10,171,725	$22,391,993	$(14,428,461)	$2,923,319	$10,886,851

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in Mill JV	-	-	-	2,828	2,828
Issuance of common stock for cash, net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	$30,756,088	$(16,288,557)	$2,877,362	$17,344,893

Contribution from non-controlling interest in Mill JV	-	$-	$-	$18,202	$18,202
Issuance of common stock for cash, net of offering costs	138,665	980,107	-	-	980,107
Issuance of common stock for warrants exercised	70,919	397,147	-	-	397,147
Issuance of common stock for cashless option exercise	26,584	-	-	-	-
Net loss	-	-	(818,598)	(33,651)	(852,249)
Balance June 30, 2022	11,985,747	$32,133,342	$(17,107,155)	$2,861,913	$17,888,100

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods Ended June 30, 2022 and 2021

	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,325,318)	$(1,803,172)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	472,115	378,173
Loss on disposal of equipment	3,901	-
Accretion of asset retirement obligation	5,069	5,035
Stock based compensation	-	614,431
Issuance of common stock for services	32,326	6,500
Gain on forgiveness of SBA loan	(10,000)	-
Equity income on investment in Buckskin	(671)	-
Change in operating assets and liabilities:
Gold sales receivable	(326,407)	1,194
Inventories	(432,580)	108,896
Joint venture receivable	1,533	1,712
Other current assets	(227,251)	(35,042)
Accounts payable and accrued expenses	69,295	(49,864)
Accrued payroll and related payroll expenses	43,512	9,555
Net cash used by operating activities	(1,694,476)	(762,582)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(229,763)	(249,328)
Deposits on equipment	(32,528)	(21,829)
Purchase of reclamation bonds	(217,800)	-
Additions to mineral property	(408,913)	(2,063,742)
Net cash used by investing activities	(889,004)	(2,334,899)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants net of issuance cost	3,681,107	-
Proceeds from exercise of common stock warrants	465,153	50,000
Principal payments on notes payable	(406,197)	(249,449)
Principal payments on notes payable, related parties	(20,508)	(18,262)
Issuance of convertible debt	-	1,750,000
Contributions from non-controlling interest	21,030	19,928
Net cash provided by financing activities	3,740,585	1,552,217

Net change in cash and cash equivalents	1,157,105	(1,545,264)
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$3,133,623	$994,681

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$96,000	-
Notes payable for equipment and land purchase	$630,115	$1,130,143
Conversion of convertible debt to common stock	$1,950,000	$735,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

Inventories

Inventories are stated at the lower of full cost of production or estimated net realizable value based on current metal prices. Costs consist of mining, transportation, and milling costs including applicable overhead, depreciation, depletion, and amortization relating to the operations. Costs are allocated based on the stage at which the ore is in the production process. Supplies inventory is stated at the lower of cost or estimated net realizable value.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2022, and December 31, 2021, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments

Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At June 30, 2022, and December 31, 2021, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At June 30, 2022 and December 31, 2021, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	June 30, 2022			December 31, 2021
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	37%	Yes	Equity

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

3. Inventories

At June 30, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	June 30, 2022	December 31, 2021
Concentrate inventory
In process	$208,774	$41,082
Finished goods	14,125	97,074
Total concentrate inventory	222,899	138,156

Supplies inventory
Mine parts and supplies	244,363	54,998
Mill parts and supplies	103,139	20,568
Core drilling supplies and materials	75,901	-
Total supplies inventory	423,403	75,566

Total	$646,302	$213,722

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At June 30, 2022 and December 31, 2021 gold concentrate is carried at cost.

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At June 30, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 2,568 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and six-month periods ended June 30, 2022, and 2021 were as follows:

	June 30, 2022		June 30, 2021
	Three Months	Six Months	Three Months	Six Months
Gold	$2,547,096	$4,730,119	$2,296,378	$4,010,102
Silver	3,517	6,958	9,103	13,424
Less: Smelter and refining charges	(192,121)	(334,168)	(125,249)	(256,667)
Total	$2,358,492	4,402,909	$2,180,232	3,766,859

Sales by significant product type for the three and six-month periods ended June 30, 2022, and 2021 were as follows:

	June 30, 2022		June 30, 2021
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$2,054,876	$4,099,293	$2,180,232	$3,690,351
Dore sales to refinery	303,616	303,616	-	76,508
Total	$2,358,492	$4,402,909	$2,180,232	$3,766,859

At June 30, 2022 and December 31, 2021, our gold sales receivable balance related to contracts with customers of $734,594 and $408,187, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

5. Related Party Transactions

At June 30, 2022 and December 31, 2021, the Company had the following note payable to related parties:

	June 30, 2022	December 31, 2021
Ophir Holdings LLC, a company owned by two officers of the Company, 3.99% interest, monthly payments of $1,250 with a balloon payment of $76,887 in February 2024.	$96,103	$116,611
Total	96,103	116,611
Current portion	(11,376)	(10,543)
Long term portion	$84,727	$106,068

As of June 30, 2022 and December 31, 2021, there was no accrued interest payable to related parties. Related party interest expense for the three and six-months ended June 30, 2022 and 2021 is as follows.

June 30, 2022		June 30, 2021
Three Months	Six Months	Three Months	Six Months
$1,027	$2,157	$2,133	$4,402

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

June 30, 2022		June 30, 2021
Three Months	Six Months	Three Months	Six Months
$6,217	$12,434	$6,210	$12,427

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2022 and December 31, 2021, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $2,909 and $4,442, respectively, for shared operating costs as defined in the JV agreement.

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

7. Earnings per Share

For the three and six-month periods ended June 30, 2022, and 2021, potentially dilutive shares including outstanding stock options (Note 14), warrants (Note 13), and convertible debt (Note 15) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and six-month periods ended June 30, 2022 and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	June 30, 2022	June 30, 2021
Stock options	405,384	394,643
Stock purchase warrants	562,263	406,947
Convertible debt	-	432,540
Total	967,647	1,234,130

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,173,429)	(1,085,730)
Total mill	3,780,993	3,868,692

Building and equipment
Buildings	337,859	324,075
Equipment	5,374,798	5,042,915
	5,712,657	5,366,990
Less accumulated depreciation	(2,217,709)	(1,847,191)
Total building and equipment	3,494,948	3,519,799

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon Building	410,285	-
Total land	1,277,755	867,470
Total	$8,553,696	$8,255,961

An office/warehouse building was purchased in Salmon, Idaho in the second quarter of 2022 for $100,000 in cash and a note payable in the amount of $310,285 for use by the Company as it explores its rare earth properties in the area.

9. Mineral Properties

Mineral properties at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Golden Chest
Mineral Property	$1,590,525	$1,577,669
Infrastructure	1,441,542	1,056,037
Total Golden Chest	3,032,067	2,633,706
New Jersey	336,020	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	2,473,066
Park Copper	78,000	78,000
Less accumulated amortization	(74,189)	(64,315)
Total	$6,319,404	$5,843,186

For the three and six-month periods ended June 30, 2022 and 2021, interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

June 30, 2022		June 30, 2021
Three Months	Six Months	Three Months	Six Months
$7,914	$20,917	$16,330	$26,516

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

10. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the property. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $339 and $671 for the three- and six-month periods ending June 30, 2022. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of June 30, 2022, the Company holds 37% of Buckskin’s outstanding shares.

11. Notes Payable

At June 30, 2022 and December 31, 2021, notes payable are as follows:

	June 30, 2022	December 31, 2021
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$310,285	$-
Resimin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $827	23,398	-
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	136,994	164,422
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	116,754	143,547
Compressor, 48-month note payable, 5.25% interest rate payable monthly through January 2022, monthly payments of $813	-	410
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	14,360	17,752
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	5,835	7,501
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	40,264	58,866
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2027, monthly payments of $10,352	227,707	283,955
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	13,997	17,064
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	41,410	49,421
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	50,346	70,734
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	500,249	590,535
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	150,160	221,694
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	69,539	-
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	71,808	-
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	48,366	-
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	28,347	-
Total notes payable	1,849,819	1,625,901
Due within one year	743,589	664,153
Due after one year	$1,106,230	$961,748

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

11. Notes Payable (continued)

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2022 are as follows:

12 months ended June 30,
2023	$743,589
2024	530,561
2025	215,942
2026	34,689
2027	297,825
2028	27,213
Total	$1,849,819

12. Small Business Administration Loan and Grant

In the second quarter of 2020, the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050, and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in November 2022. At June 30, 2022, and December 31, 2021 accrued interest on the loan was $12,306 and $9,311, respectively and is included in the Small Business Administration Loan balance on the consolidated balance sheet. In the second quarter of 2022, it was determined that an additional $10,000 also received in the second quarter of 2020 was a grant that was forgiven as part of the Covid-19 relief program. This $10,000 was recorded as a gain on forgiveness of the SBA loan in the statement of operations during the current quarter.

13. Stockholders’ Equity

Stock issuance activity

In the first quarter of 2021 the Company issued 714 shares of common stock at $3.22 per share for for a total value of $2,300. In the second quarter of 2021 the Company issued 1,071 shares of common stock at $3.92 per share for services provided for a total value of $4,200. The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s common stock. In the first quarter of 2022, the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the second quarter of 2022, the Company sold 138,665 shares of common stock for net proceeds of $980,107.

Stock Purchase Warrants Outstanding

In the second quarter of 2021 19,841 shares were issued in exchange for outstanding warrants for net proceeds of $50,000. In the first quarter of 2022, 23,057 shares were issued in exchange for outstanding warrants for net proceeds of $68,006. In the second quarter of 2022, 70,919 shares were issued in exchange for outstanding warrants for net proceeds of $397,147.

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2020	426,788	$2.52-5.60
Issued	289,294	$5.60-7.00
Exercised	(46,615)	$2.52
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(13,228)	$2.52
Exercised	(93,976)	$2.52-5.60
Balance June 30, 2022	562,263	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	272,969	$5.60	August 28, 2022
	235,722	$5.60	October 14, 2023
	53,572	$7.00	November 12, 2023
	562,263

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

14. Stock Options

In February 2021, the board granted 283,936 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $604,571. In March 2021, the Company granted 3,572 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $9,860 during the six months ended June 30, 2021. No options were granted in the second quarter of 2021 or the first six months of 2022. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	February 11, 2021	March 15, 2021
Fair value	$604,572	$9,860
Options issued	283,936	3,572
Exercise price	$5.60	$5.60
Expected term (in years)	3.0	3.0
Risk-free rate	0.19%	0.33%
Volatility	97.9%	99.3%

In the first quarter of 2021, 44,643 options were exercised in exchange for 28,196 shares at $5.32 per share in a cashless warrant exercise. In the second quarter of 2021, 7,143 options were exercised in exchange for 3,571 shares at $3.92 per share in a cashless warrant exercise. In the first quarter of 2022, 51,789 options were exercised in exchange for 28,981 shares at an average price of $9.72 per share in a cashless warrant exercise. In the second quarter of 2022, 42,859 options were exercised in exchange for 26,584 shares at an average price of $9.44 per share in a cashless warrant exercise. No stock-based compensation was recognized during the six months ended June 30, 2022. Activity in the Company’s stock options is as follows:

	Number of Options	Weighted average exercise prices
Balance December 31, 2020	150,000	$1.83
Granted	469,674	$5.53
Exercised	(101,786)	$1.87
Forfeited	(10,713)	$5.60
Balance December 31, 2021	507,175	$5.25
Exercised	(94,648)	$1.71
Forfeited	(7,143)	$1.96
Balance June 30, 2022	405,384	$5.67
Outstanding and exercisable at June 30, 2022	405,384	$5.67

At June 30, 2022, outstanding stock options have a weighted average remaining term of approximately 2.3 years and an intrinsic value of approximately $919,800. Intrinsic value of the options exercised for the six-month period ended June 30, 2022, was $255,993.

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

Critical Accounting Estimates

We have, besides our estimates of the useful lives of our assets, two critical accounting estimates. The ounces of gold contained in our process and concentrate inventory is based on assays taken at the time the ore is processed and the ounces of gold contained in shipped concentrate which is based upon assays taken prior to shipment however subject to final assays at the refinery, these shipments are also subject to the fluctuation in gold prices between our shipment date and estimated and actual final settlement date. Also, the reclamation bond obligation on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 2,568 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At June 30, 2022 we reviewed our December 31, 2021 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. As of June 30, 2022 we added $107,000 to our New Jersey Mine and Mill for a tailing impoundment expansion. The June 30, 2022 estimated costs would be $103,906 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Critical Accounting Policies

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on past experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

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

Impairment of Mineral Rights and Properties, Plant and Equipment

The Company assesses its mineral rights and properties, plant, and equipment for possible impairment whenever events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Such indicators include changes in the Company’s business plans, changes in precious metal prices and significant downward revisions of estimated mineralization quantities. If the carrying value of an asset exceeds the future undiscounted cash flows expected from the asset, an impairment charge is recorded for the excess of carrying value of the asset over its estimated fair value.

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

Reclamation obligations for inactive mines are accrued based on management’s best estimate of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance, and monitoring costs. Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

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

Highlights during the second quarter of 2022 include:

Rare Earth Elements/Thorium

•	In May the Company announced Idaho Strategic Resources Adds the Lemhi Pass Project – The Largest Known Concentration of Thorium Resources in the United States. The Lemhi Pass District is “listed as the largest concentration of Thorium resources in the United States”, per the U.S. Geological Survey (USGS) and the Idaho Geological Survey (IGS). The addition of this land package not only compliments IDR’s nationally ranked ‘Technology Metals’ Rare Earth Element (REE) holdings; by adding this Thorium land package to its portfolio, the Company’s entrance into the ‘Energy Metals’ sector has been realized and a major U.S. Thorium/REE area is secured.

•	Also in May, the Company announced Idaho Strategic Resources Announces Addition of the Lemhi Pass Rare Earth Element Project in Central Idaho. This land package consists of 25 unpatented claims, covering an area of approximately 425 acres in the northeastern part of the Lemhi Pass District. The northeastern portion of Lemhi Pass contains the greatest concentration of veins where the large Lemhi Pass, Bull Moose, and Dan Patch faults either intersect or approach one another.

•	In June the Company received final approval for its Diamond Creek drill program and announced the purchase of a company office building in Salmon, Idaho.

Golden Chest/Murray Gold Belt

•	At the Golden Chest, ore mined from underground stopes totaled approximately 8,540 tonnes from the 815, 830, and 833 stopes. Development waste tonnage totaled 1,070 tonnes as the Main Access Ramp (MAR) was extended at depth. Additionally, 4,021 cubic meters of backfill was placed during the quarter which was a 40% increase over the first quarter as the mining crews increased the efficiency of the backfill cycle.

•	Open pit mining was completed in the Klondike pit and another small pit was started on a high-grade hangingwall vein exposure called the Jumbo vein. Average daily mining production on the surface was 816 tonnes per day with about 3,100 tonnes of ore mined during the quarter.

•

For the quarter ended June 30, 2022, a total of 11,624 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 4.58 grams per tonne (gpt) with gold recovery of 90.1%

•	The Company drilled 1,700 meters during the quarter in nine holes spread out amongst the Skookum, Golden Chest, and Paymaster Shoots at the Golden Chest mine. Assay results are pending. At the end of the quarter the Company drill rig was moved to the Argus exploration property to drill the first holes ever drilled on the Company’s Murray Gold Belt properties.

•

In early June, the Company began an exploration crosscut on the 941 Level in the northern end of the Golden Chest mine in an area known as the Klondike. The target of the crosscut the target is one of the vein intercepts in GC 21-207 (11.8 gpt gold over 1.9 meters) previously reported (Idaho Strategic Resources Continues to Drill Gold-Quartz Veins at Klondike and Paymaster December 13, 2021). The crosscut hit the vein in early August and drifting on the vein will commence to determine the grade and continuity of the new vein.

Results of Operations

Our financial performance during the quarter is summarized below:

•	The Company had a gross profit of $7,457 and $313,599 in the three- and six-month periods ending June 30, 2022 compared to a gross profit of $362,249 and $290,845 for the comparative periods in. Gross profit decreased in the second quarter of 2022 because of lower gold prices, increased costs of consumables, and a gold inventory adjustment.

•	Cash costs per ounce and AISC increased for the three-month period but decreased for the six-month periods ended June 30, 2022.The Company increased underground production of higher-grade ore and experienced lower gold prices in the second quarter of 2022 compared to 2021. The AISC per ounce six month decrease in cost was also a result of utilizing the Company’s in house core drilling only in 2022. In 2021 the Company used both in-house drilling and a contract driller for drilling in the Paymaster/Joe Dandy in 2021.

•	Revenue was $2,358,492 and $4,402,909, respectively for the three and six-month periods ended June 30, 2022, compared to $2,180,232 and $3,766,859 for the comparable periods of 2021. The increase was mostly the result of increased production.

•	An operating loss of $846,721 and $1,272,887 for the three and six-month periods ended June 30, 2022, compared to an operating loss of $80,689 and $1,707,346 in the comparable periods of 2021. Some of the changes were a result of increased exploration, costs associated with the Company’s NYSE original listing application, a portion of the annual listing fee and legal expenses, fees associated with the Company’s S-3 Registration Statement filed with the SEC, contract core drilling in the Paymaster/Joe Dandy, and expense for stock options granted in the first quarter of 2021.

•	Net loss of $852,249 and $1,352,318 for the three and six-periods ended June 30, 2022, compared to net loss of $140,768 and 1,803,172 in the comparable periods ended June 30, 2021. The reasons for these changes are the same as those for the operating loss described above.

•	Exploration costs increased for the three-month period and decreased for the six-month period ending June 30, 2022 compared to 2021 because of increased drilling by the in-house drill, an increase in exploration on the Rare Earth properties in the second quarter of 2022, and the use of contract core drilling for the Paymaster/Joe Dandy in the first quarter of 2021.

•	Reasons for changes in management, professional services, and general and administrative expenses between the comparable periods in 2022 and 2021 include costs associated with the Company’s NYSE original listing application fee and SEC filings as mentioned above in the second quarter of 2022 and options being granted to management, directors, and employees for a total cost of $604,571 in the first quarter of 2021.

•	Timber revenue decreased in 2022. No logging on the Company’s property occurred in 2022.

•	The consolidated net loss for the six-months ended June 30, 2022, and 2021 included non-cash charges as follows: depreciation and amortization of $472,115 ($378,173 in 2021), loss on disposal of equipment of $3,901 (none in 2021), accretion of asset retirement obligation of $5,069 ($5,035 in 2021), stock-based compensation of none in 2022 ($614,431 in 2021), the issuance of common stock for services $32,326 ($6,500 in 2021), gain on forgiveness of SBA loan of $10,000 (none in 2021), and equity income on investment in Buckskin $671 in 2022 (None in 2021).

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and six-month periods ended June 30, 2022, and 2021.

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

	2022		2021
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$2,351,035	$4,089,310	$1,817,983	$3,476,014
Depreciation and amortization	(241,906)	(472,115)	(195,377)	(378,173)
Change in concentrate inventory	(40,229)	(432,580)	11,936	108,896
Cash Cost	$2,068,900	$3,184,615	$1,634,542	$3,206,737
Exploration	386,781	782,905	208,170	925,877
Sustaining capital	165,582	262,291	228,948	278,106
General and administrative	273,977	475,289	136,007	649,842
Less stock-based compensation and other non-cash items	3,885	(30,626)	(6,736)	(625,967)
All in sustaining costs	$2,899,125	$4,674,474	$2,200,931	$4,434,595
Divided by ounces produced	1,589	2,730	1,373	2,429
Cash cost per ounce	$1,302.01	$1,166.53	$1,190.49	$1,320.19
All in sustaining cost (AISC) per ounce	$1,824.50	$1,712.26	$1,603,.01	$1,825.69

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2022	2021
Operating activities	$(1,694,476)	$(762,582)
Investing activities	(889,004)	(2,334,899)
Financing activities	3,740,585	1,552,217
Net change in cash and cash equivalents	1,157,105	(1,545,264)
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$3,133,623	$994,681

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

The Company entered into a Sales Agreement with Roth Capital Partners, LLC (the “Sales Agents”) dated June 7, 2022 (the “Sales Agreement”), pursuant to which the Company may, from time to time, sell up to $10 million in shares (the “Placement Shares”) of the Company’s common stock through the Sales Agents, acting as the Company’s sales agent and/or principal, in a continuous at-the-market offering (the “ATM Offering”). The Company will pay the Sales Agents a commission of up to 3.0% of the aggregate gross proceeds the Company receives from all sales of the Company’s common stock under the Sales Agreement. The Placement Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-264647) and the related base prospectus included in the registration statement, as supplemented by the prospectus supplement dated June 7, 2022. As of June 30, 2022, the Company received net proceeds on sales of 138,665 shares of common stock under the Sales Agreement of approximately $980,107 (after deducting $30,532 in commissions and expenses) at a weighted average price of $7.29.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2022, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2022, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In the first quarter of 2021 the Company issued 714 shares of common stock at $3.22 per share for services provided for a total value of $2,300. Also, in the first quarter of 2021, 44,643 options were exercised in exchange for 28,196 shares at $5.32 per share in a cashless warrant exercise. In the second quarter of 2021 the Company issued 1,071 shares of common stock at $3.92 per share for services provided for a total value of $4,200. 19,841 warrants were exercised at $2.52 per share for $50,000. 291,667 options were exercised at $2.52 per share in exchange for $735,000 of convertible debt. Also, in the second quarter of 2021, 7,143 options were exercised in exchange for 3,571 shares at $3.92 per share in a cashless warrant exercise

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s common stock. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the first quarter of 2022 23,057 shares were issued in exchange for outstanding warrants for net proceeds of $68,006. In the first quarter of 2022, 51,789 options were exercised in exchange for 28,981 shares at an average price of $9.72 per share in a cashless warrant exercise. In March of 2022 392,866 shares of the Company’s stock were issued to holders of convertible debt. 35,715 of those shares were issued at rate of $5.60 per share and the remaining 357,151 of those shares were issued at a rate of $4.90 per share in exchange for a total of $1,950,000 in debt. In the second quarter of 2022, 70,919 shares were issued in exchange for outstanding warrants for net proceeds of $397,147. In the second quarter of 2022, 42,859 options were exercised in exchange for 26,584 shares at an average price of $9.44 per share in a cashless warrant exercise.

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
10.9

Sales Agreement, dated June 7, 2022, by and between the Company and Roth Capital Partners, LLC, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on June 9, 2022.

23.1*****	Consent of Lyons O’Dowd, PLLC
23.2*****	Consent of Assure CPA, LLC
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95****	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed with the Registrant’s Form 10 on June 4, 2014.
**	Filed July 2, 2014
***	Filed March 31, 2015.
****	Filed herewith.
*****	Filed with the Registrant’s S-3 Registration Statement on May 3, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its:	President and Chief Executive Officer
Date	August 15, 2022

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its:	Vice President and Chief Financial Officer
Date:	August 15, 2022

