Form 10-Q
period 2022-09-30
Idaho Strategic Resources, Inc.
filed 2022-11-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2022, 12,098,070 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,255,688	$1,976,518
Gold sales receivable	428,755	408,187
Inventories	607,922	213,722
Joint venture receivable	1,682	4,442
Other current assets	255,875	334,443
Total current assets	3,549,922	2,937,312

Property, plant and equipment, net of accumulated depreciation	9,722,205	8,255,961
Mineral properties, net of accumulated amortization	6,354,304	5,843,186
Investment in Buckskin	333,941	332,728
Investment in joint venture	435,000	435,000
Reclamation bond	326,120	103,320
Deposits	76,110	11,694
Total assets	$20,797,602	$17,919,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$812,704	$647,218
Accrued payroll and related payroll expenses	199,237	174,110
Notes payable related parties, current portion	11,799	10,543
Notes payable, current portion	897,509	664,153
Small Business Administration loan, current portion	2,465	2,469
Total current liabilities	1,923,714	1,498,493

Asset retirement obligation	258,378	172,348
Notes payable related parties, long term	73,896	106,068
Convertible debt	-	1,950,000
Notes payable, long term	1,288,126	961,748
Small Business Administration loan, long term	160,850	166,742
Total long-term liabilities	1,781,250	3,356,906

Total liabilities	3,704,964	4,855,399

Commitments (Note 11)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2022-12,098,070 and December 31, 2021- 10,940,969 shares issued and outstanding	33,245,622	26,004,756
Accumulated deficit	(19,001,574)	(15,832,955)
Total Idaho Strategic Resources, Inc stockholders’ equity	14,244,048	10,171,801
Non-controlling interest	2,848,590	2,892,001
Total stockholders’ equity	17,092,638	13,063,802

Total liabilities and stockholders’ equity	$20,797,602	$17,919,201

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine-Month Periods Ended September 30, 2022 and 2021

	September 30, 2022		September 30, 2021
	Three Months	Nine Months	Three Months	Nine Months

Revenue:
Sales of products	$1,745,278	$6,148,187	$2,098,849	$5,865,708
Total revenue	1,745,278	6,148,187	2,098,849	5,865,708

Costs of Sales:
Cost of sales and other direct production costs	1,728,214	5,345,409	1,603,785	4,701,626
Depreciation and amortization	245,824	717,939	217,054	595,227
Total costs of sales	1,974,038	6,063,348	1,820,839	5,296,853
Gross profit (loss)	(228,760)	84,839	278,010	568,855

Other operating expenses:
Exploration	747,217	1,530,122	267,644	1,193,520
Management	158,625	266,998	56,272	312,663
Professional services	85,429	301,446	39,974	206,056
General and administrative	603,274	1,078,563	101,430	751,272
Loss on disposal of equipment	64,739	68,641	-	-
Total other operating expenses	1,659,284	3,245,770	465,320	2,463,511
Operating loss	(1,888,044)	(3,160,931)	(187,310)	(1,894,656)

Other (income) expense:
Equity income on investment in Buckskin	(542)	(1,213)	-	-
Timber revenue net of costs	-	-	-	(4,338)
Gain on forgiveness of SBA loan	-	(10,000)	-	-
Interest income	(322)	(878)	(7)	(131)
Interest expense	22,244	85,902	50,368	150,656
Total other (income) expense	21,380	73,811	50,361	146,187

Net loss	(1,909,424)	(3,234,742)	(237,671)	(2,040,843)
Net loss attributable to non-controlling interest	(15,005)	(66,123)	(18,326)	(65,823)
Net loss attributable to Idaho Strategic Resources, Inc	$(1,894,419)	$(3,168,619)	$(219,345)	$(1,975,020)

Net loss per common share-basic and diluted	$(0.16)	$(0.27)	$(0.02)	$(0.20)

Weighted average common shares outstanding-basic and diluted	12,032,901	11,677,167	10,228,203	9,998,560

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) For the Nine-Month Periods Ended September 30, 2022 and 2021

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Total

Balance January 1, 2021	9,826,665	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in Mill JV	-	-	-	2,469	2,469
Issuance of common stock for services	714	2,300	-	-	2,300
Options issued to management, directors, and employees	-	604,571	-	-	604,571
Options issued for services	-	9,860	-	-	9,860
Issuance of common stock for cashless option exercise	28,196	-	-	-	-
Net loss	-	-	(1,646,487)	(15,917)	(1,662,404)
Balance March 31, 2021	9,855,575	$21,602,793	$(14,319,273)	$2,937,440	$10,220,960
Contribution from non-controlling interest in Mill JV	-	-	-	17,459	17,459
Issuance of common stock for services	1,071	4,200	-	-	4,200
Issuance of common stock for warrants exercised	19,841	50,000	-	-	50,000
Issuance of common stock for cashless option exercise	3,571	-	-	-	-
Conversion of convertible debt to common stock	291,667	735,000	-	-	735,000
Net loss	-	-	(109,188)	(31,580)	(140,768)
Balance June 30, 2021	10,171,725	$22,391,993	$(14,428,461)	$2,923,319	$10,886,851
Contribution from non-controlling interest in Mill JV	-	-	-	1,641	1,641
Issuance of common stock for investment in Buckskin	45,940	192,946	-	-	192,946
Conversion of convertible debt to common stock	39,683	100,000	-	-	100,000
Net loss	-	-	(219,345)	(18,326)	(237,631)
Balance September 30, 2021	10,257,348	$22,684,939	$(14,647,806)	$2,906,634	$10,943,767

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in Mill JV	-	-	-	2,828	2,828
Issuance of common stock for cash, net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	$30,756,088	$(16,288,557)	$2,877,362	$17,344,893
Contribution from non-controlling interest in Mill JV	-	-	-	18,202	18,202
Issuance of common stock for cash, net of offering costs	138,665	980,107	-	-	980,107
Issuance of common stock for warrants exercised	70,919	397,147	-	-	397,147
Issuance of common stock for cashless option exercise	26,584	-	-	-	-
Net loss	-	-	(818,598)	(33,651)	(852,249)
Balance June 30, 2022	11,985,747	$32,133,342	$(17,107,155)	$2,861,913	$17,888,100
Contribution from non-controlling interest in Mill JV	-	-	-	1,682	1,682
Issuance of common stock for warrants exercised	100,893	565,005	-	-	565,005
Options issued to management, directors, and employees	-	547,275	-	-	547,275
Issuance of common stock for cashless option exercise	11,430	-	-	-	-
Net loss	-	-	(1,894,419)	(15,005)	(1,909,424)
Balance September 30, 2022	12,098,070	$33,245,622	$(19,001,574)	$2,848,590	$17,092,638

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine-Month Periods Ended September 30, 2022 and 2021

	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,234,742)	$(2,040,843)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	717,939	595,227
Disposal of equipment	68,641	-
Accretion of asset retirement obligation	11,342	7,476
Stock based compensation	547,275	614,431
Issuance of common stock for services	32,326	6,500
Gain on forgiveness of SBA loan	(10,000)	-
Equity income on investment in Buckskin	(1,213)	-
Change in operating assets and liabilities:
Gold sales receivable	(20,568)	52,654
Inventories	(394,200)	146,431
Joint venture receivable	2,760	2,536
Other current assets	78,568	(107,770)
Accounts payable and other accrued liabilities	169,590	(48,902)
Accrued payroll and related payroll expenses	25,127	14,147
Net cash used by operating activities	(2,007,155)	(758,113)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,145,186)	(351,618)
Deposits on equipment	31,584	12,863
Additions to mineral property	(451,012)	(2,346,181)
Purchase of reclamation bonds	(222,800)	-
Net cash used by investing activities	(1,787,414)	(2,684,936)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering cost	3,681,107	-
Proceeds from common stock warrants	1,030,158	50,000
Principal payments on notes payable	(629,322)	(409,679)
Principal payments on notes payable, related parties	(30,916)	(27,599)
Issuance of convertible debt	-	1,750,000
Contributions from non-controlling interest	22,712	21,569
Net cash provided by financing activities	4,073,739	1,384,291

Net change in cash and cash equivalents	279,170	(2,058,758)
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$2,255,688	$481,187

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$96,000	$-
Notes payable for land and equipment purchase	$1,189,056	$1,149,683
Conversion of convertible debt to common stock	$1,950,000	$835,000
Investment in Buckskin acquired with issuance of common stock	$-	$192,946

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operations. Operating results for the three and nine-periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

On December 6, 2021, New Jersey Mining Company changed its name to Idaho Strategic Resources Inc. and also finalized a 1 for 14 reverse stock split of its common stock as previously approved by shareholders at a Special Meeting of the Shareholders held on October 6, 2021. On the date of the reverse stock split, every fourteen (14) shares of New Jersey Mining Company were automatically converted into one issued and outstanding share of Idaho Strategic Resources, Inc. common stock without any change in the par value per share. All disclosure of share information within the financial statements reflects the reverse split.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2022, and December 31, 2021, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

Accounting for Investments in Joint Ventures and Equity Method Investments

Investment in Joint Ventures-For joint ventures where the Company holds more than 50% of the voting interest and has significant influence, the joint venture is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At September 30, 2022, and December 31, 2021, the Company’s 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At September 30, 2022 and December 31, 2021, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	September 30, 2022			December 31, 2021
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2022 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

New Accounting Pronouncement

Accounting Standards Updates Adopted-In August 2020, the FASB issued ASU No. 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. The update is effective for fiscal years beginning after December 15, 2023 for smaller reporting companies, including interim periods within those fiscal years and with early adoption permitted. The early adoption of this update on January 1, 2022, did not have a material impact on our consolidated financial statements.

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

3. Inventories

At September 30, 2022 and December 31, 2021, the Company’s inventories consisted of the following:

	September 30, 2022	December 31, 2021
Concentrate inventory
In process	$43,085	$41,082
Finished goods	183,480	97,074
Total concentrate inventory	226,565	138,156

Supplies inventory
Mine parts and supplies	247,924	54,998
Mill parts and supplies	55,347	20,568
Core drilling supplies and materials	78,086	-
Total supplies inventory	381,357	75,566

Total	$607,922	$213,722

The carrying value of inventory is determined each period based on the lower of cost or net realizable value. At September 30, 2022 and December 31, 2021 gold concentrate is carried at cost.

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At September 30, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 3,685 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and nine-month periods ended September 30, 2022 and 2021 were as follows:

	September 30, 2022		September 30, 2021
	Three Months	Nine Months	Three Months	Nine Months
Gold	$1,890,626	$6,620,745	$2,253,431	$6,256,461
Silver	3,034	9,992	5,756	20,078
Less: Smelter and refining charges	(148,382)	(482,550)	(160,338)	(410,831)
Total	$1,745,278	$6,148,187	$2,098,849	$5,865,708

Sales by significant product type for the three and nine-month periods ended September 30, 2022, and 2021 were as follows:

	September 30, 2022		September 30, 2021
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H Metal	$1,745,278	$5,844,571	$1,845,547	$5,535,899
Dore sales to refinery	-	303,616	253,302	329,809
Total	$1,745,278	$6,148,187	$2,098,849	$5,865,708

At September 30, 2022 and December 31, 2021, our gold sales receivable balance related to contracts with customers of $428,755 and $408,187, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

5. Related Party Transactions

At September 30, 2022 and December 31, 2021, the Company had the following note payable to related parties:

	September 30, 2022	December 31, 2021
Ophir Holdings LLC, a company owned by two officers of the Company, 3.99% interest, monthly payments of $1,250 with a balloon payment of $68,839 in February 2024	$85,695	$116,611
Current portion	(11,799)	(10,543)
Long term portion	$73,896	$106,068

As of September 30, 2022 and December 31, 2021, there was no accrued interest payable to related parties. Related party interest expense for the three and nine-months ended September 30, 2022 and 2021 is as follows.

September 30, 2022		September 30, 2021
Three Months	Nine Months	Three Months	Nine Months
$924	$3,081	$1,994	$6,397

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and are as follows:

September 30, 2022		September 30, 2021
Three Months	Nine Months	Three Months	Nine Months
$6,217	$18,651	$6,364	$18,791

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2022 and December 31, 2021, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $1,682 and $4,442, respectively, for shared operating costs as defined in the JV agreement.

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

7. Earnings per Share

For the three and nine-month periods ended September 30, 2022, and 2021, potentially dilutive shares including outstanding stock options (Note 13), warrants (Note 12), and convertible debt (Note 14) were excluded from the computation of diluted loss per share because they were anti-dilutive due to net losses in those periods. For the three and nine-month periods ended September 30, 2022 and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	September 30, 2022	September 30, 2021
Stock options	542,525	394,643
Stock purchase warrants	289,294	406,947
Convertible debt	-	392,858
Total	831,819	1,194,448

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,212,259)	(1,085,730)
Total mill	3,742,163	3,868,692

Building and equipment
Buildings	337,859	324,075
Equipment	6,464,911	5,042,915
	6,802,770	5,366,990
Less accumulated depreciation	(2,100,483)	(1,847,191)
Total building and equipment	4,702,287	3,519,799

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon Building	410,285	-
Total land	1,277,755	867,470
Total	$9,722,205	$8,255,961

9. Mineral Properties

Mineral properties at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Golden Chest
Mineral Property	$1,599,213	$1,577,669
Infrastructure	1,560,192	1,056,037
Total Golden Chest	3,159,405	2,633,706
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Potosi	274,440	274,440
Alder Gulch	2,473,066	2,473,066
Park Copper	78,000	78,000
Less accumulated amortization	(78,896)	(64,315)
Total	$6,354,304	$5,843,186

For the three and nine-month periods ended September 30, 2022 and 2021 interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

September 30, 2022		September 30, 2021
Three Months	Nine Months	Three Months	Nine Months
$11,180	$32,097	$16,029	$42,545

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

10. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the property. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $542 and $1,213 for the three- and nine-month periods ending September 30, 2022. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of September 30, 2022, the Company holds 37% of Buckskin’s outstanding shares.

11. Notes Payable

At September 30, 2022 and December 31, 2021, notes payable are as follows:

	September 30, 2022	December 31, 2021
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$308,203	$-
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821	383,245	-
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	123,033	164,422
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	103,182	143,547
Compressor, 48-month note payable, 5.25% interest rate payable monthly through January 2022, monthly payments of $813	-	410
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	12,634	17,752
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	4,987	7,501
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	30,591	58,866
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	199,106	283,955
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	155,991	-
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	12,422	17,064
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	37,336	49,421
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	39,891	70,734
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	454,339	590,535
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	113,521	221,694
Small Business Administration EIDL 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	163,315	169,211
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	67,112	-
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	69,302	-
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	44,556	-
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	26,184	-
Total notes payable	2,348,950	1,795,112
Due within one year	899,974	666,622
Due after one year	$1,448,976	$1,128,490

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

11. Notes Payable; continued

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2022 are as follows:

12 months ended September 30,
2023	$899,974
2024	698,639
2025	243,911
2026	38,243
2027	298,577
2028	23,800
Thereafter	145,806
Total	$2,348,950

In the second quarter of 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050, and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly and will begin in November 2022. At September 30, 2022, and December 31, 2021 accrued interest on the loan was $13,415 and $9,311, respectively and is included in the Small Business Administration Loan balance on the consolidated balance sheet. In the second quarter of 2022, it was determined that an additional $10,000 also received in the second quarter of 2020 was a grant that was forgiven as part of the Covid-19 relief program. This $10,000 was recorded as a gain on forgiveness of the SBA loan in the statement of operations during the second quarter of 2022.

12. Stockholders’ Equity

Stock issuance activity

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 shares at $7.50 per share for net proceeds of $2,701,000. In the second quarter of 2022, the Company sold 138,665 shares of common stock for net proceeds of $980,107. In the first nine months of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the first nine months of 2022, the Company issued 392,866 shares of the Company’s common stock in exchange for $1,950,000 of debt at $4.96 per share.

In the first nine months of 2021 the Company issued 1,785 shares of the Company’s common stock for services rendered at an average price of $3.64 for a total value of $6,500. In the first nine months of 2021 the Company issued 331,350 shares of the Company’s Stock in exchange for $835,000 of debt at $2.52 per share. The Company issued 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver in August 2021 valued $192,496.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2020	426,788	$2.52-5.60
Issued	289,294	$5.60-7.00
Exercised	(46,615)	$2.52
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised	(194,869)	$2.52-5.60
Balance September 30, 2022	289,294	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	235,722	$5.60	October 14, 2023
	53,572	$7.00	November 12, 2023
	289,294

Idaho Strategic Resources, Inc

Notes to Consolidated Financial Statements (Unaudited)

13. Stock Options

In September 2022, the board granted 165,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.25 for 3 years. Total stock-based compensation recognized on these options was $505,476 and was recognized in management, professional services, and general administrative expenses in the statement of operations. In September 2022, the board granted an additional 15,000 total stock options, 7,500 each to our independent board members. These options vested immediately and are exercisable at $4.75 for 3 years. Total stock-based compensation recognized on these options was $41,799 and was recognized in management expenses in the statement of operations.

In February 2021, the board granted 283,936 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $604,571 and was recognized in management, professional services, and general administrative expenses in the statement of operations. In March 2021, the Company granted 3,572 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $9,860 and was recognized in general administrative expenses in the statement of operations. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	February 11, 2021	March 15, 2021	September 6, 2022	September 28, 2022
Fair value	$604,572	$9,860	$505,476	$41,799
Options issued	283,936	3,572	165,000	15,000
Exercise price	$5.60	$5.60	$5.25	$4.75
Expected term (in years)	3.0	3.0	3.0	3.0
Risk-free rate	0.19%	0.33%	3.55%	4.12%
Volatility	97.9%	99.3%	89.3%	89.2%

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2020	150,000	$1.83
Granted	469,674	$5.53
Exercised	(101,786)	$1.87
Forfeited	(10,713)	$5.60
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised	(116,078)	$4.31
Expired	(7,143	$1.96
Forfeited	(21,429)	$5.60
Balance September 30, 2022	542,525	$5.47
Outstanding and exercisable at September 30, 2022	542,525	$5.47

At September 30, 2022, outstanding stock options have a weighted average remaining term of approximately 2 years and have no intrinsic value. Intrinsic value of the options exercised for the three and nine-month periods ended September 30, 2022, was $46,500 and $302,493, respectively. Intrinsic value of the options exercised for the nine-month period ended September 30, 2021 was $164,000, none were issued in the three month period ending September 30, 2021.

14. Convertible Debt

The balance of convertible debt at December 31, 2021 consisted of $200,000 convertible to Common shares at a price of $5.60 per share (35,715 shares) and $1,750,000 convertible to Common shares at a price of $4.90 per share (357,151 shares). All of this debt was converted to Common shares as provided in the respective agreements in March 2022

ITEM 2: Management’s Discussion AND Analysis of Financial Condition and Results of Operations

Plan of Operation

Idaho Strategic Resources, Inc is a gold producer focused on diversifying and building its asset base and cash flows through a portfolio of mineral properties located in historic producing gold districts in Idaho and Montana and the historic rare earth element/thorium trend located in Central Idaho.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house skills to build a portfolio of producing mines and milling operations with a primary focus on gold and the advancement of its rare earth elements (REE) and thorium prospects.

The Company’s properties include: the Golden Chest Mine (currently in production), the New Jersey Mill (majority ownership interest), and a 50% carried to production interest in the past producing Butte Highlands Mine located in Montana. In addition to its producing and near-term production projects, Idaho Strategic Resources, Inc. has added two rare earth element properties and one thorium property in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles and a rediscovered focus on critical mineral supply chain security. Additionally, Idaho Strategic holds gold exploration prospects, including Eastern Star and the McKinley-Monarch located in Central Idaho, and additional holdings near the Golden Chest in the Murray Gold Belt.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2022, metals that had been sold but not final settled thus exposed to future price changes totaled 3,685 ounces of gold. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At September 30, 2022 we reviewed our December 31, 2021 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The September 30, 2022 estimated costs would be $103,320 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

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

Highlights during the third quarter of 2022 include:

Rare Earth Elements

•	The Company began drilling at its Diamond Creek REE project, only to be delayed due to the Moose Fire (the largest wildfire in the US over the summer). After the fire burned through the project site, drilling began (see press release dated July 18, 2022, Idaho Strategic Resources to Begin Rare Earth Element Drill Program at Diamond Creek–Early Stages of IGEM Program Begin). An update to the drill program was announced on November 2, 2022, after the end of the quarter.

•	Also in July, the University of Idaho began conducting its Rare Earth Element separation experiments at their lab using soil and samples collected at Diamond Creek as part of the IGEM Program.

•	Fieldwork continued at other REE/Thorium holdings in the areas that were not impacted by the Moose Fire during the quarter.

Murray Gold Belt

•	The Company conducted the first ever drill program on its holdings in the Murray Gold Belt (see press release dated September 1, 2022, Idaho Strategic Makes New Discovery–Gold Veins in the First Ever Drilling in the Murray Gold Belt Outside of the Golden Chest).

•	At the start of the third quarter the Company moved its in-house drill to the Murray Gold Belt where a total of 1,328 meters of drilling were completed at the following four prospects: the Argus, the Evans, the Ida, and the Badger. Not all of the core from the Murray Gold Belt drilling has been logged and assayed, however the Company did release initial results from the Argus prospect where a new gold zone was discovered and the highlight to date was hole number AG 22-2:

o	AG 22-2
o	0.566 g/t gold over 24 m from 99.0 m to 123.0 m including the following higher-grade intervals:
o	1.09 gpt gold over 2.7 m from 107.5 to 110.2 m
o	2.08 gpt gold over 2.2 m from 113.7 to 115.9 m
o	9.19 g/t gold over 0.6 m from 134.4 to 135.0 m including a 20 cm vein assaying 22.2 g/t Au

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 7,500 tonnes from the 833, 827, and 818 stopes. Another 600 tonnes of material was mined from the Klondike South crosscut in the quarter. Development tonnage totaled 3,200 tonnes during the quarter as the Main Access Ramp (MAR) was extended below the 806 elevation and an associated ventilation drift was also completed.

•	Late in the third quarter, the Company commissioned a double-boom electric/hydraulic jumbo capable of drilling 3.65 m (12-foot) rounds to accelerate MAR development. Previously, a single-boom jumbo drilling 3 m (10-foot) rounds was used in the MAR so the advancement rate is expected to increase substantially by drilling longer rounds faster with the double-boom jumbo. The double-boom was acquired in the used equipment market for $150,000 and has required very little refurbishment while demonstrating good reliability.

•	Also late in the third quarter, the Company received delivery of an electric/hydraulic bolter designed for narrow headings such as our 3-meter-wide stopes. The bolter is a Muki model manufactured by Resemin of Peru. Currently, the bolter is performing quite well installing ground support in the MAR as preparations are made to install electrical service into the stopes so the Muki can be used to install ground support in the stopes. The bolter should increase the efficiency and safety of installing ground support over the current jackleg-based techniques.

•	Open pit mining was suspended as the contractor was mobilized to the New Jersey Mill to construct the Phase 5 lift and buttress on the Tailings Storage Facility (TSF). A large buttress of over 40,000 cubic meters was placed around the TSF to exceed the geotechnical stability requirements of the State of Idaho. Additional fill was placed on the top of the buttress to raise the embankment and increase the storage volume of the TSF providing the footprint for another four years of tailings storage capacity.

•	For the quarter ended September 30, 2022, a total of 10,024 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 4.59 gpt with gold recovery of 89.8%. About 80% of the feed was from the underground stopes with the remainder coming from a stockpile of open pit material.

Results of Operations

Our financial performance during the quarter is summarized below:

•	The Company had a gross loss of $228,760 and a gross profit of $84,839 in the three and nine-month periods ending September 30, 2022, compared to a gross profit of $278,010 and $568,855 for the comparative periods in 2021. Gross profit decreased in 2022 because of lower gold prices and increased costs of consumables. We are currently working towards increasing operational efficiencies and processed ore grade from the underground operations to bring gross profit back up.

•	Cash costs per ounce and AISC remained relatively flat for the three and nine-month periods ended September 30, 2022, and 2021 with the exception of the AISC for the three-month period September 30, 2022 being higher than the comparable period in 2021. The Company spent significant funds in the third quarter of 2022 expanding its tailings facility for future milling capacity at the New Jersey Mill as well as adding additional underground mining equipment, exploration costs were also up in 2022 versus 2021 as the Company has increased both drilling with the Company’s in house drilling for gold exploration in the Murray area and also on the Company’s rare earth properties including contract core drilling on the Diamond Creek property.

•	Revenue was $1,745,278 and $6,148,187, respectively for the three and nine-month periods ended September 30, 2022, compared to $2,098,849 and $5,865,708 for the comparable periods of 2021. The lower three-month revenue in 2022 was a result of lower gold prices while the higher nine-month revenue in 2022 was mostly the result of increased production. 354 more ounces of gold were produced year to date as of September 30, 2022 compared to the same period in 2021.

•	An operating loss of $1,888,044 and $3,160,931 for the three and nine-month periods ended September 30, 2022, compared to an operating loss of $187,310 and $1,894,656 in the comparable periods of 2021. Some of the changes were a result of increased exploration, costs associated with the Company’s NYSE original listing application, annual listing fee and legal expenses, fees associated with the Company’s S-3 Registration Statement filed with the SEC, contract core drilling for the Diamond Creek Rare Earth property, and expense for stock options granted in the third quarter of 2022.

•	Net loss of $1,909,424 and $3,234,742 for the three and nine-periods ended September 30, 2022, compared to net loss of $237,671 and $2,040,843 in the comparable periods ended September 30, 2021. The reasons for these changes are the same as those for the operating loss described above.

•	Exploration costs increased in 2022 compared to 2021 because of an increase in core drilling completed by the Company’s in-house drill, an increase in exploration on the Rare Earth properties, and contract core drilling at the Company’s Diamond Creek Rare Earth property in the third quarter of 2022.

•	Reasons for changes in management, professional services, and general and administrative expenses between the comparable periods in 2022 and 2021 include costs associated with the Company’s NYSE original listing application fee and SEC filings as mentioned above in the second quarter of 2022, options being granted to management, directors, and employees for a total cost of $547,275 in the third quarter of 2022, and options being granted to management, directors, and employees for a total cost of $604,571 in the first quarter of 2021.

•	Timber revenue decreased in 2022. No logging on the Company’s property occurred in 2022.

•	The consolidated net loss for the nine-months ended September 30, 2022, and 2021 included non-cash charges as follows: depreciation and amortization of $717,939 ($595,227 in 2021), loss on disposal of equipment of $68,641 (none in 2021), accretion of asset retirement obligation of $11,342 ($7,476 in 2021), stock-based compensation of $547,275 ($614,431 in 2021), the issuance of common stock for services $32,326 ($6,500 in 2021), gain on forgiveness of SBA loan of $10,000 (none in 2021), and equity income on investment in Buckskin $1,213 in 2022 (None in 2021).

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and nine-month periods ended September 30, 2022, and 2021.

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

	September 30,
	2022		2021
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$1,974,038	$6,063,348	$1,820,839	$5,296,853
Depreciation and amortization	(245,824)	(717,939)	(217,054)	(595,227)
Change in concentrate inventory	38,380	(394,200)	37,535	146,431
Cash Cost	$1,766,594	$4,951,209	$1,641,320	$4,848,057
Exploration	747,217	1,530,122	267,643	1,193,520
Sustaining capital	851,311	1,113,602	78,380	349,363
General and administrative	603,273	1,078,563	101,430	751,272
Less stock-based compensation and other non-cash items	(617,745)	(648,371)	(9,178)	(628,407)
All in sustaining costs	$3,350,650	$8,025,125	$2,079,595	$6,513,805
Divided by ounces produced	1,360	4,094	1,306	3,740
Cash cost per ounce	$1,298.97	$1,209.38	$1,256.75	$1,296.27
All in sustaining cost (AISC) per ounce	$2,463.71	$1,960.22	$1,592.34	$1,741.66

Financial Condition and Liquidity

	For the Nine Months Ended September 30,
Net cash provided (used) by:	2022	2021
Operating activities	$(2,007,155)	$(758,113)
Investing activities	(1,787,414)	(2,684,936)
Financing activities	4,073,739	1,384,291
Net change in cash and cash equivalents	279,170	(2,058,758)
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$2,255,688	$481,187

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2022, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2022, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2022.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In the first 9 months of 2021 the company issued 1,787 shares of the Company’s common stock for services rendered at an average price of $3.64 for a total value of $6,500. In the first 9 months of 2021 the Company issued 291,667 shares of the Company’s Stock in exchange for $835,000 of debt at $2.52 per share. The Company issued 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver in August 2021 valued $192,496.

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 units at $7.50 per unit for net proceeds of $2,701,000. Each unit consisted of one share of the Company’s common stock. In the second quarter of 2022, the Company sold 138,665 shares of common stock for net proceeds of $980,107. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the first 9 months of 2022 the Company issued 392,866 shares of the Company’s Stock in exchange for $1,950,000 of debt at $4.96 per share.

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

ITEM 5. OTHER INFORMATION

None.

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

IDAHO STRATEGIC RESOURCES, INC

By	/s/ John Swallow

John Swallow,
its	President and Chief Executive Officer
Date	November 14, 2022

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its:	Vice President and Chief Financial Officer
Date:	November 14, 2022

