Form 10-K/A
period 2021-12-31
Idaho Strategic Resources, Inc.
filed 2022-12-09
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for the purpose of reporting the information required by Items 1300 through 1305 of Regulation S-K for our mining properties under Item 2 of Part I, revising our reporting under Item 7, Part II of Form 10-K, and correcting our name in our auditor’s audit report in Item 8 of Part II. Our Annual Report on Form 10-K, or the Original Filing, was originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2022. Item 2 of Part I of Form 10-K is reorganized and includes additional disclosures and clarifications related to our properties as prescribed by Items 1300 through 1305 of Regulation S-K. Item 7 of Part II includes further details related to our increase in revenues and gross profits. Item 8 of Part II has been corrected to state our name, Idaho Strategic Resources Inc., rather than our former name, New Jersey Mining Company. And, we have included a Technical Report Summary that is attached as Exhibit 96.1 in Item 15 of Part IV.

Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Sections 302, 303, and 308 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 31.3 and 31.4.

Other than with respect to the information contained herein with respect to Item 2 of Part I, Item 7 of Part II, and Item 8 of Part II, below, this Amendment does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment should be read in conjunction with our Original Filing. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

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

The Company's total number of full-time employees is 38.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Note on New SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K/A has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

Summary

The map below shows the locations of our operations and our exploration Properties.

 Figure 1 - Property Location Map

The following table summarizes our aggregate metal quantities produced and sold, which only includes the quantities produced and sold from the Golden Chest Mine (the Company’s only producing mine) for the last three years:

		Year Ended December 31,
		2021	2020	2019
Gold -	Ounces produced	4,826	3,755	5,060
	Payable ounces sold	4,826	3,755	5,060

The following table summarizes the Company’s total in-situ mineral reserves (the Golden Chest Mine is the Company’s only property with calculated reserves) as of December 31, 2021:

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven reserves	2020	42,500	5.17	2.0	93%
Proven reserves	2021	38,700	4.87	2.0	93%
Total mineral reserves		38,700	4.87	2.0	93%

The Company has not completed a Mineral Resource estimate for the year ending December 31, 2021, but is planning to complete one for the year ending December 31, 2022. In 2012, an historic resource estimate was completed as a part of a Canadian NI 43-101 by a third party and is provided for background only and does not represent a current SK 1300-compliant resource. A summary of the historic 2012 NI 43-101 is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, Idaho, prepared by the Qualified Person under Section 1300 of SEC Regulation S-K (QP), Grant Brackebusch who is the Qualified Person.

GOLDEN CHEST MINE

Figure 1 - Photo of Golden Chest Mine in February 2020

The Golden Chest Mine is the Company’s only Production Stage mine and is comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho. The Golden Chest Mine includes 26 patented mining claims (319 acres) and 70 unpatented claims (562.5 acres). The mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. IDR is the operator and owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Marathon Gold Corporation (Marathon). The mineralization occurs as gold-quartz veins associated with an orogenic deposit type. Ore from the Golden Chest Mine is processed off-site at the New Jersey Mill in Kellogg, Idaho. For more information concerning the Golden Chest Mine, please refer to the information set forth under the caption “Individual Properties-MATERIAL OPERATING PROPERTIES” and under the caption “Golden Chest Mine” in this Item 2.

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

Property Ownership and Operation

The New Jersey Mill is operated by IDR. In 2011, IDR signed a joint venture (“JV”) agreement with Crescent Silver LLC (Crescent) to increase the capacity of the New Jersey Mill. Crescent funded the mill expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. IDR is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings, and surface rights only over the patented mill site claim. Unpatented mill site claims are also part of the JV.

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

Permit Requirements

The New Jersey Mill has all the required environmental permits to operate currently and into the foreseeable.  Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the milling operation. A summary of the permits held by the Company are found in following table:

Permit Descriptions

Permit Description	Reference
Idaho Cyanidation Permit for NJ Mill	#CN-0026-001 Idaho Department of Environmental Quality
Tailings Storage Facility (TSF) NJ Mill	94-7509 Idaho Department of Water Resources
Air Quality Exemption (Crushing) for NJ Mill	Idaho Department of Envirnmental Quality

BUTTE HIGHLANDS PROPERTY

Property Location

The Butte Highlands property is an underground gold Exploration Stage property operated by Highland Mining LLC. In January 2016, IDR purchased a 50% interest in Butte Highlands Joint Venture LLC (“BHJV”) from Timberline Resources Corporation (“Timberline”). BHJV owns the Butte Highlands property, located 15 miles south of Butte, Montana, within a gold-producing region that includes several large gold deposits. The property can be accessed via State Highway 2 and county and USFS roads. Electricity and water are available on the property.

Property Ownership

The Butte Highlands property covers approximately 135 acres and includes 11 patented claims. All the private lands within the Butte Highlands property are patented lode and placer claims. BHJV is responsible for paying Montana state property taxes on all patented lands and for paying annual BLM maintenance fees on any unpatented mining claims.

Butte Highlands Joint Venture

In 2009, Timberline formed a 50/50 joint venture, the BHJV, with Highland Mining LLC (“Highland”) for the purpose of developing and mining the Butte Highlands property, with Highland to operate and fund all mine development costs through to commercial production. In 2012, Montana State Gold Company LLC (“MSGC”) purchased Highland, assuming its project loan and its funding commitment.

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

A NI 43-101 compliant technical report for Butte Highlands was completed in May 2013 by Mine Development Associates of Reno, Nevada. However, the property has no mineral reserves or resources as defined by Regulation S-K Subpart 1300.

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

Present Condition, Work Completed, and Exploration Plans

IDR does not anticipate any progress regarding BHJV (not the mine or operations) this year and is looking forward to one day cooperating with its partner to advance and or consolidate ownership in 2022. The partner maintains management and operation control and all plans are subject to their approval and direction and they have proven to be a less than optimal partner.

Present Condition of Plant & Equipment

Since 2009 Highland has invested nearly $40 million at Butte Highlands building a modern gold mine, including nearly 1.6 kilometers of underground mine development and construction of surface facilities, all of which are located on private lands owned by BHJV. As of December 31, 2021, the Company had a net capital cost of $435,000 associated with the Butte Highlands property.

Geology & Mineralization

Gold mineralization at Butte Highlands is hosted primarily in lower Paleozoic Wolsey Shale with higher-grade mineralization occurring within sediments proximal to diorite sills and dikes. The property is within a favorable geologic domain that has hosted several multi-million-ounce gold deposits. There are currently no mineral resources or reserves as defined by Regulation S-K Subpart 1300.

NEW JERSEY MINE PROPERTY

Property Location

The New Jersey Mine is an underground gold Exploration Stage property operated by IDR and located two miles east of Kellogg, Idaho, in the Coeur d'Alene Mining District. The mine is adjacent to U.S. Interstate Highway 90 and is easily accessed year-round by local roads. The New Jersey Mill is located on the same property. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

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

While the Company has conducted significant drilling, underground development, and even limited gold production from the New Jersey Mine, the property has no mineral reserves or resources as defined by Regulation S-K Subpart 1300.

As of December 31, 2021, the Company had a capitalized development plus investment cost of $248,289 associated with the mine.

Permits for the New Jersey Mill are set forth in under the caption “New Jersey Mill” in this Item 2.

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

ALDER GULCH PROPERTY

The Alder Gulch property is a gold Exploration Stage property operated by IDR and located just north of the town of Murray in Shoshone County, Idaho. The property is comprised of 880 acres of patented mining claims having both surface and mineral rights. IDR owns 100% of Alder Gulch, subject to convertible promissory notes secured by 512 acres of the property. The property’s mineralization styles include vein systems and alluvial deposits. The Company has not obtained permits for this property and there are no processing plants or other available facilities located on the property. For more information concerning the Alder Gulch property, please refer to the information set forth under the caption “Individual Properties – MATERIAL OPERATING PROPERTIES” and under the caption “Alder Gulch Property” in this Item 2.

BUCKSKIN PROPERTY

Property Location

The Buckskin property is a gold Exploration Stage property operated by IDR and located 1.5 kilometers north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt roads from paved Forest Highway 9.

Property Ownership

The Buckskin property is comprised of 12 patented mining claims covering 218 acres and 73 unpatented mining claims covering approximately 1,367 acres. The 218 acres of patented mining claims were acquired through an exploration and mining lease. The Buckskin Lease term runs for 7.5 years and includes annual payments of $12,000 and a 2-percent NSR on future production from the property. If the property is placed into production, the lease will continue as long as production is underway and also includes a right of first refusal for IDR to purchase the property, and the lease payments are treated as an advance payment on the royalty. The unpatented lode claims adjacent to the core group of claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

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

Geology & Mineralization

The bedrock geology at the Buckskin property is largely quartzites of the Burke Formation and argillite-siltite of the Prichard Formation. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault. Historical prospects and adits are developed along northerly trending shear zones that are likely related to the Murray Peak Fault, that contain silica flooded rock. Gold mineralization is found in quartz veins and is associated with sulfide minerals including pyrite, chalcopyrite, and galena. Anomalous tungsten was also detected in assays.

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

BUTTE GULCH PROPERTY

Property Location

The Butte Gulch property is a gold Exploration Stage property operated by IDR and located 3 kilometers east of the town of Murray in Shoshone County, Idaho. The property lies immediately adjacent to the east side of Golden Chest Mine. It is accessed by paved Forest Highway 9, then on secondary dirt roads.

Property Ownership

The Butte Gulch property is comprised of 60 acres of both patented surface and mineral rights, 117 acres of patented mineral rights, and 602 acres of unpatented claims. The patented surface and mineral rights were purchased from a third party in mid-2018 and any lode production from the patented claims is subject to a 2% NSR. The patented claims where the Company only owns the lode mineral rights can be placer mined by the current owner. IDR holds a first right of refusal for the purchase of the surface rights not already owned by the Company. The unpatented lode claims are wholly owned by the Company and not subject to a royalty.

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

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

GIANT LEDGE PROPERTY

Property Location

The Giant Ledge property is a gold and base metal Exploration Stage property operated by IDR and located six kilometers east of the town of Murray in Shoshone County, Idaho. The property is situated in Granite Gulch and is accessed by paved Forest Highway 9 and secondary dirt roads.

Property Ownership

The Company’s land position consists of 57 unpatented lode claims covering an area of 1,119 acres. The claim group includes 3 separate claim blocks: Giant Ledge, Porphyry and Bear. The unpatented lode claims are wholly owned by the Company and not subject to a royalty. These claims require an annual claim fee payment to the BLM.

Property History

The Giant Ledge property consists of several historical prospected areas with lead, copper, and gold mineralization in and along the contact of the igneous intrusive. The Giant Ledge Mine was active in the 1920’s when a 122-meter-deep shaft was sunk and about 450 meters of drift development was completed. A flotation mill was erected, and a minor amount of undisclosed production was achieved. Bunker Hill Mining Company also examined and mapped the mine workings in the 1950’s. Sunshine Mining Company conducted exploration at the Giant Ledge in the mid-1980’s and drilled two core holes. In 2008, the Company obtained core from Sunshine’s drilling program, and it was re-logged and assayed. The best of the mineralization showed 4.6 meters of 0.908 gpt gold and 0.24% combined copper and lead. An extensive soil sampling program was completed in conjunction with a VLF and magnetometer survey.

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

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

POTOSI PROPERTY

Property Location

The Potosi property is a gold Exploration Stage property operated by IDR and located 4.4 kilometers southwest of the town of Murray in Shoshone County, Idaho. The property is accessed by the paved Beaver Creek county road and other secondary dirt roads.

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

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

McKINLEY-MONARCH PROPERTY

Property Location

The McKinley-Monarch property is an early-stage, gold Exploration Stage property operated by IDR and encompasses several historic prospects in central Idaho and extends, from the town of Riggins northward for nearly five miles. The property is accessed via public and private dirt roads off US Highway 95.

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

Geology and Mineralization

The Monarch-McKinley property is located within the rocks of the Riggins and Seven Devils Groups of the Blue Mountains Island-Arc Complex. The rocks are part of a sequence of accreted terranes sutured to the North American continent during late Mesozoic time. They are comprised of volcanic and volcano-clastic sediments metamorphosed to greenschist facies rocks. The complex structural environment of the collision boundary supplies ample pathways for mineralizing fluids, typical of orogenic systems. Rock alteration consists of carbonization and silicification. Gold mineralization is associated with auriferous pyrite and quartz-carbonate veining.

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

EASTERN STAR PROPERTY

Property Location

The Eastern Star property is an early-stage gold Exploration Stage property operated by IDR and located about four miles west of Elk City in central Idaho. It consists of 11 patented lode mining claims (220 acres) acquired by IDR in 2014 and an additional 45 unpatented lode claims (413 acres) located in 2018. The property is accessible via improved dirt roads from Idaho State Highway 14.

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

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

DIAMOND CREEK RARE EARTH PROPERTY

Property Location

The Diamond Creek REE property is a rare earth elements (REE) Exploration Stage property operated by IDR and covers approximately 1,040 acres and is comprised of 52 unpatented mining claims. It is located in the Eureka Mining district, approximately 13 kilometers (8 miles) north-northwest of the town Salmon, Idaho. The property is accessed by a dirt road known as the Diamond Creek Road.

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

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

ROBERTS RARE EARTH PROPERTY

Property Location

The Roberts Rare Earth Element property is an early-stage REE Exploration Stage property operated by IDR and comprised of 63 unpatented mining claims covering an area of approximately 1,051 acres. This property is located within the Mineral Hill Mining District, approximately 48 kilometers (30 miles) northwest of Salmon, Idaho. Access to the property is via National Forest Road 036 (Indian Creek Road).

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

Present Condition, Work Completed, and Exploration Plans

The Company staked the claims that make up the property in early 2020 and added to the position with additional claims in 2021. Surface exploration activities including mapping and sampling were completed in 2021. Sampling by Company geologists returned assays of combined rare earths elements in excess of 12%. The company’s samples show REEs like, neodymium, praseodymium, and samarium elements in abundance. Similarly, as with IDR’s Diamond Creek property, REE’s are not the only valuable commodities but gold and niobium may also be in profitable concentration as by-products. Recent samples collected from the Roberts’ property, show assays with gold values up to 8.8 grams per ton and niobium as high as 0.50%. Exploration plans include geologic mapping, sampling, and geophysical surveys.

Geology & Mineralization

The REE mineralization at the Roberts property is associated with a unique group of igneous rocks known as carbonatites. Carbonatites are carbonate rocks sourced from magmatic origins, with primary carbonate compositions exceeding 50%. The Roberts property contains two of the eight known carbonatite occurrences within the Mineral Hill District. The first carbonatite can be found in a northwest-trending seam which measures approximately 400 meters (1,300 feet) long and 90 meters (300 feet) wide; the second occurrence occurs as a small carbonatite plug, measuring about 200 meters in diameter.

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property.

Individual Properties – MATERIAL OPERATING PROPERTIES

GOLDEN CHEST MINE

Property and Location

The Golden Chest Mine is a gold Production Stage property comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho, and 115 km east of the city of Coeur d’Alene, Idaho at Latitude 47o37’14” North and Longitude 115o49’43” West.  The Golden Chest Mine includes 26 patented mining claims (319 acres) and 70 unpatented claims (1,390 acres). The mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

IDR owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The core of the Golden Chest Mine is a contiguous group of 26 patented claims where all modern mining has taken place to date. The Company owns the rights to both the surface and subsurface mineral on all patented claims directly and through its 100% held subsidiary Golden Chest LLC (GCLLC), excluding the Joe Dandy Claim where IDR owns only the subsurface mineral rights.  As these patented claims are considered private lots, legal access is allowed.  Property taxes on patented claims are assessed by Shoshone County each year and IDR has paid the taxes in full.

IDR currently maintains 70 unpatented mining claims covering 562.5 ha (1,390 acres). The claims have been filed with the United States Bureau of Land Management (BLM) agency and at the Shoshone County Courthouse. Annual maintenance fees are paid to the BLM by September 1, and the Golden Chest unpatented claim fees have been paid and are in good standing.

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

Exploration Plans and Results

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

The Company has not completed a Mineral Resource estimate for the year ending December 31, 2021, but is planning to complete one for the year ending December 31, 2022. In 2012, an historic resource estimate was completed as a part of a Canadian NI 43-101 by a third party and is provided for background only and does not represent a current SK 1300-compliant resource. A summary of the historic 2012 NI 43-101 is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, Idaho, prepared by the Qualified Person under Section 1300 of SEC Regulation S-K (QP).

Open pit ore reserves were not calculated for the year ending December 31, 2021. The Klondike open pit is an area with a low density of core drilling and extensive, unmapped stopes (mined-out voids) from historic mining that make it difficult to produce an accurate reserve estimate. The open pit is mined on a drill-as-you-go basis where each bench is economically evaluated based on the blastholes assays to determine whether enough revenue will be available to generate a profit for the bench. These factors combine to make the outlook for continued open pit mining relatively uncertain.

The Company prepared an underground mine reserve estimate in accordance with the requirements of subpart 1300 of Regulation S-K. A block model was completed using Vulcan software and an inverse-distance squared methodology for the underground mine. The underground reserves calculated are entirely in the Skookum shoot where sample density and mining experience gave enough confidence that grades could be reasonably predicted. A gold price using the three-year trailing average of $1,650 was used to calculate reserves for the year ending December 31, 2021. Economic parameters such as mining costs, milling costs, metallurgical recovery, mining dilution, and gold payment under smelter contracts were obtained from the Company’s recent operating history and applied to the reserve calculation exercise. More details related to the reserve calculation are attached as Exhibit 99.2.

The reserve was calculated by mining engineer Andrew Brackebusch, EIT under the supervision of Grant Brackebusch, P.E. who is the qualified person.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven reserves	2020	42,500	5.17	2.0	93%
Proven reserves	2021	38,700	4.87	2.0	93%
Total mineral reserves		38,700	4.87	2.0	93%

There was approximately a 9% decrease in tonnes and a 6% decrease in grade in the reserve estimate in 2021 versus 2020 which is due to a lower density of core drilling (wider spacing) below the lowest reserve blocks limiting the area that could be included in a proven reserve estimate. Company block modeling procedures require a minimum of two samples with a 25-meter search radius to estimate a block value for reserve calculations.

Two cut-off grades are used for stope planning, the go/no-go cut-off and the in-stope cut-off. The go/no-go cut-off represents any material that has the potential to be mined but does not have to be mined as part of the operational plan. The go/no-go cut-off is used for initial stope planning as any given stope or sublevel does not have to be mined and should only be mined if it is economic. The go/no-go cut-off is equation is presented in Equation 1.

Equation 1 go/no-go cut-off

Go/No-Go Cut-off Parameters

The backfill costs are included in the mining cost in above Table. This formula yields a value of 3.18 gpt for the cut-off and was rounded down to 3.0 gpt for a more natural break.

The in-stope cut-off is used when material in a previously defined stope must be mined to reach higher grades. In this scenario the mining cost is considered sunk and is omitted from Equation 1 as the cost was incurred regardless of the ore/waste determination at the face. Evaluating equation 1 omitting mining cost yields a value of 1.09 gpt which was raised to 2.0 gpt to be more selective in the mining process.

For more information, see Section 12-2 of Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, Idaho, prepared for the Company by the Qualified Person under Section 1300 of SEC Regulation S-K (QP), Grant Brackebusch, P.E. who is the qualified person.

Permit Requirements

The Golden Chest Mine has all the required environmental permits to operate currently and into the foreseeable.  Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the mining operation.  A summary of the permits held by the Company are found in the following table:

Permit Descriptions

Permit Description	Reference
Idaho Surface Mine Reclamation Plan for Golden Chest Mine	#S312900 Idaho Department of Lands
US EPA Stormwater Pollution Prevention Plan For NJ Mill and Golden Chest Mine	Multi-Sector General Permit
Idaho Shallow Injection Well for Golden Chest Mine	#S94X-0026-001 Idaho Department of Water Resources

In 2021, MSHA issued four citations for Section 104 S&S violations associated with the Golden Chest Mine and fined the Company $3,754.  Reference is made to exhibit 95 to this report.

Alder Gulch

The Alder Gulch property is a gold Exploration Stage property operated by IDR and located just north of the town of Murray in Shoshone County, Idaho. The property can be accessed via dirt road from paved Forest Highway 9. There are no facilities or existing infrastructure located on this property.

Property Ownership

The Alder Gulch property is comprised of 880 acres of patented mining claims having both surface and mineral rights. There is no underlying royalty attached to the Alder Gulch property. The acquisition of this property was funded by two tranches of secured convertible promissory notes (the “Notes”) issued in 2020 and 2021. The first tranche of Notes (2020 Notes) for 368 acres with an aggregate principal amount of US $885,000 were all converted to IDR common stock in 2020 and 2021 extinguishing the debt and releasing the land (368 acres) to the Company. A second tranche, the 2021 Notes, of secured convertible promissory Notes with an aggregate principal amount of $1,750,000 were issued in 2021 for another 512 acres. The 512 acres of land are the security underlying the Notes. The outstanding principal amount of the Notes will bear interest at an annual rate of 8.0% for a term of three years. The principal amount of the Notes will be convertible at the option of the investors for common shares of the Company at a price of US $4.90 per common share prior to the maturity date of the Notes. Interest only payments shall be made on the Notes payable, and the Company may prepay the Notes in whole or in part without written consent of the investors.

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

Geology and Mineralization

The bedrock geology at the Alder Gulch Property is composed of siltite, argillite and quartzite belonging to the Proterozoic Prichard Formation and intrusive rocks of unknown age. A major structural feature is the Murray Peak Fault, a northerly trending, high-angle reverse fault which bisects the property. The ancient stream channel of auriferous gravels, the original justification for granting of the mining patent, extends across the Alder Gulch land from the northeast to the southwest. Gold mineralization is exposed through the gravel cover in numerous prospects, like on the Evans claim where a hydrothermally altered gold bearing intrusive sill barely outcrops above the gravels. The sill contains disseminated pyrite and galena with numerous quartz vein stringers mineralized with chalcopyrite, galena, and gold-bearing tellurides. A select sample from this sill assayed 4.75 gpt gold, 15.65 gpt silver, 2.2 % lead and 7.96 ppm tellurium.

Permits and Facilities

There are no permits associated with this property, and there are no processing plants or other available facilities located on the property. IDR would need to obtain permits for surface disturbances from the Idaho Department of Lands in order to develop this property. There are no current plans to permit the property and no estimates of associated timelines to obtain such permits.

No Mineral Resources or Reserves

The Company has not determined whether there are any mineral resources or reserves with respect to Alder Gulch.

Internal Controls

Exploration and development drilling programs are performed using industry standard quality control methods for drilling, logging, sampling, and analytical procedures. The laboratory used by IDR for sample preparation and analyses is: American Analytical Services, Inc. (AAS), 59148 Silver Valley Rd, Osburn, ID 83849. American Analytical is ISO 17025 Certified for Mineral and Ore Chemical Testing. Fire assaying is the only method used to quantify gold in core samples and muck samples. Occasionally Atomic Absorptions (AA) is use for multi-element analysis.

IDR’s QA/QC program has been in place since the GCLCC joint venture in 2011. The QA/QC program consists of inserting blanks and commercially certified standards into the sample stream. A blank or a standard is inserted into the sample sequence at least every 10 samples. All standards are commercially certified and have been prepared in advance by accredited labs. The QP’s reviewed the results of blank assay and only 2 of 241 samples returned an assay greater than the detection limit for fire assay, < 0.060 gpt gold.

For all the samples processed by AAS on behalf of GCLLC/IDR, the following methods were used to obtain a fire assay for gold. Samples received at the American Analytical are sorted and coded. They are then placed in the sample drying room and dried at 60°C. All drill samples are collected from the rig daily by Mine staff and transported to the locked and secure Mine Office/Core Shed building. Sample security has relied upon the fact that the samples were always attended or locked in appropriate sample storage areas. Samples remain within the custody of staff up to the moment the samples are delivered to the laboratory at which time AAS assumes custody. Chain of custody procedures include filling out sample submittal forms that are sent to the laboratory with sample shipments to make certain that all samples are received by the laboratory.

The sampling methods meet industry standard practices and are adequate for mineral resource and mineral reserve estimation and mine planning purposes. Sampling was conducted by appropriately qualified personnel under direct supervision of appropriately qualified geologists.Sample collection procedures used meet industry best practices. Sample preparation procedures meet industry best practices. QA/QC results produce acceptable results. Security procedures are consistent with industry standards. The databases are managed in a secure area using modern, commonly used software by trained staff. The staff are experienced in the nuances of narrow vein mining and treat the model with their experience in mind.

Drillhole logs are completed using Microsoft Excel and are only accessible by mine technical staff and timestamped at the last time of change. Geologic interpretation and solid modeling are accomplished using Leapfrog. Survey volumes, block modeling, and estimation of Mineral Reserves is accomplished using Maptek’s Vulcan. Data is stored at the mine site and backed up to a separate server stored at the corporate office quarterly.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95 to this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock currently trades on the American tier of the NYSE Market under the symbol "IDR".

As of March 1, 2022, there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

Results of Operations

Our financial performance for the years ended December 31, 2021, and 2020 is summarized below:

•

Revenue from gold concentrate sales was $7,630,416 for the year ending December 31, 2021, compared to $5,674,947 for the comparable period in 2020. The increase in revenue from mining operations is the result of an increase in tonnes processed at the mill and a higher ratio of underground to open pit ore processed at the mill, resulting in a higher average gold grade. We are anticipating this higher underground ore ratio to continue for the foreseeable future.

•

Gross profit in 2021 was $487,877 compared to a gross profit of $67,546 in 2020 providing an increase in gross profit as a percentage of sales from 1.2% in 2020 to 6.4% in 2021. The percentage increase is largely due to the higher gold grade processed at the mill, as well as increased mining efficiency from our new underground equipment placed in service during the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Idaho Strategic Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Strategic Resources, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

10.5	Form of Convertible Note Purchase Agreement dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.6	Form of Convertible Promissory Note dated as of February 18, 2020, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on February 20, 2020.
10.7	Form of Convertible Note Purchase Agreement dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
10.8	Form of Convertible Promissory Note dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
14*	Code of Ethical Conduct.
21	Subsidiaries of the Registrant, incorporated by reference to the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 26, 2018.
23.1****	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.2****	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
31.1****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2****	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2****	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
95****	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1****	Technical Report Summary For the Golden Chest Mine, Idaho, U.S.A.
99.1	Audit Committee Pre-Approval Policies-Filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein.
101.INS****	XBRL Instance Document
101.SCH****	XBRL Taxonomy Extension Schema Document
101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Registrant’s Form 10 on June 4, 2014.
**	Filed July 2, 2014
***	Filed March 31, 2015.
****	Filed herewith.

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

