Form 10-K
period 2022-12-31
Idaho Strategic Resources, Inc.
filed 2023-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes ☐     No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2022 was $82,171,827.

On March 1, 2023 there were 12,256,523 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond IDR’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Annual Report on Form 10-K under Item 1 Description of the Business, Item 1A Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations, or in our Current Reports on Form 8-K, among other places. Some of other risk factors include, but are not limited to, the following:

•	adverse effects of climate changes or natural disasters;
•	adverse effects of global or regional pandemic disease spread or other crises;
•	global economic and capital market uncertainties;
•	the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources;
•	operational or technical difficulties in connection with exploration, processing or mining activities;
•

costs, hazards and uncertainties associated with precious metal based activities, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production;

•	contests over our title to properties;
•	potential dilution to our shareholders from our stock issuances, recapitalization and balance sheet restructuring activities;
•	potential inability to comply with applicable government regulations or law;
•	adoption of or changes in legislation or regulations adversely affecting our businesses;
•	permitting constraints or delays;
•

ability to achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving the ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that we may be party to in the future;

•	changes in the United States or other monetary or fiscal policies or regulations;
•	interruptions in our production capabilities due to capital constraints;
•	equipment failures;
•	fluctuation of prices for gold or certain other commodities (such as rare earth elements, water, diesel, gasoline and alternative fuels and electricity);
•	changes in generally accepted accounting principles;
•	adverse effects of war, mass shooting, terrorism and geopolitical events;
•	potential inability to implement our business strategies;
•	potential inability to grow revenues;
•	potential inability to attract and retain key personnel;
•	interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors;
•	assertion of claims, lawsuits and proceedings against us;
•	potential inability to satisfy debt and lease obligations;
•	potential inability to maintain an effective system of internal controls over financial reporting; and
•	work stoppages or other labor difficulties.

Occurrence of such events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows, or the market price of our securities. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as may be required by securities or other law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Deposit-A mineral deposit is a mineralized body that has been intersected by sufficient closely spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities.

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

Mineral Resource-A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

The Company focuses its exploration and production efforts in historical mining districts located within the state of Idaho. Its portfolio of mineral properties includes:

•	The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt (MGB) of North Idaho;
•

Approximately 1,500 acres of patented mineral property and over 5,000 acres of nearby and adjacent un-patented mineral property. These holdings are considered early-stage exploration properties and located within the MGB, many of which include historic gold mines and known gold mineralization;

•	Rare Earth Element Projects–located in the Idaho REE-Th Belt near Salmon, Idaho. Projects include;

o	Lemhi Pass-Significant land package with high value REE potential–USGS also recognized as the #1 thorium prospect in the U.S.
o	Diamond Creek - One of the top rare earth prospects in the US
o	Roberts - Higher grade REE property in the northern portion of the Idaho REE-Th Belt

•	A significant portfolio of early-stage exploration properties in Central Idaho, primarily in the Elk City area.

In addition to its portfolio of exploration, pre-development, and producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

The Company has focused its efforts on expanding underground development and production at the Golden Chest Mine and assembled its extensive land holdings within the Murray Gold Belt. With all debt associated with the start-up of operations behind it, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress, combined with the existing infrastructure and development, has created a solid foundation of real estate holdings, and a tangible base of value regardless of market cycles.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company competes with other junior mining companies for the capital necessary to sustain its exploration and development programs. IDR has focused its gold operations at and near the Golden Chest Mine, however if it chose to expand to other geographic areas it may compete with other mining companies for exploration properties and/or mining assets. The Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine, and assembling one of the largest rare earth element landholdings in the US. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator.

Generally, the Company is subject to economic conditions and risks inherent to the mineral industry. A primary risk of mineral exploration is the low probability of finding a major ore deposit. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant mineral deposits, and by relying on its experienced management team to drive analysis, evaluation, and acquisition of properties that it feels have a higher-than-average probability of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, economic, engineering, environmental, and metallurgical factors. In all its operations the Company competes for skilled labor within the mining industry.

The risks associated with the Company’s mining and milling operations include other risks typical of the mining industry, such as: operational effectiveness in the processing plant that could result in lower recovery of the economic metals, mechanical failure of equipment that could increase costs or decrease efficacy, ability to hire and retain qualified operators, and risks that the mining operations are unable to economically extract material due to lower grade material, ground or slope failures or other development challenges that can increase costs. The Company manages these risks with engineering and geologic analysis, detailed mine planning, a preventive maintenance program, and installing experienced and technically proficient management.

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, it could lead to a loss of investor interest in the mining sector, which could make it more difficult to raise the capital necessary for the Company to move exploration and development plans forward, if needed.

Customer Dependence and Product Distribution

The Company sold all its flotation gold concentrate to H&H Metals Corporation of New York, NY which accounted for 97% of gold sales in 2022. The remaining gold sales were gold dore’ which was sold to a western U.S. refinery. H&H Metals is also an IDR shareholder. Although not expected, if H&H Metals could not purchase the gold concentrate, it is anticipated another customer could be found readily as the floatation gold concentrate is a high value concentrate with minor deleterious element content.

The Company ships its gold concentrate overseas to a smelter in Japan and the global shipping challenges due to Covid-19 were largely remedied in 2022 and the Company was able to ship a substantial portion of its concentrate inventory reducing the amount of inventory stored at the New Jersey Mill, returning inventory to near pre-pandemic levels.

Effect of Existing or Probable Governmental Regulations on the Business

The mining business is subject to extensive federal, state, and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

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

The New Jersey Mine, Golden Chest Mine, and other nearby properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any IDR projects. There is no known evidence that previous operations at the New Jersey Mine (prior to 1910) caused any groundwater or surface water pollution or discharged any tailings into the South Fork of the Coeur d'Alene River; however, it is possible that such evidence could surface. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest Mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense; however, the Environmental Protection Agency’s (EPA) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. IDR has not received any notifications that it could be liable for any environmental cleanup.

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

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (MSHA) for the New Jersey and Golden Chest operations. When an underground mine or mill is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial is about $200.

The New Jersey Mill has two State of Idaho permits. The first is a permit for its tailings storage facility (TSF) with the Idaho Department of Water Resources (IDWR). The Company submitted an engineered design for the TSF and constructed a buttress and Phase 5 lift in 2022. IDWR inspected and approved the TSF for tailings disposal in Phase 5. The Company posted a reclamation bond of $107,000 for the TSF. An Idaho Cyanidation Permit was granted for the New Jersey Mill on October 10, 1995 [No. CN-000027]. Construction of the Concentrate Leach Plant (CLP) at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring. In 2022 the Company submitted a Closure Plan for the cyanidation permit since it no longer uses the cyanidation process. The plan is under review the by the Idaho DEQ. The plan calls for continued surface and groundwater monitoring for as long as tailings are deposited in the TSF and for a post-closure period of five years. IDR estimates the cost of water-monitoring associated with the CLP to be approximately $10,000 per year. The New Jersey Mill also has an EPA general stormwater permit.

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

The Company submitted a reclamation plan to the IDL for its current open pit mining operation at the Golden Chest Mine. The plan was approved, and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices. Surface water monitoring is also performed at the Golden Chest and results are reported to the Idaho DEQ on a quarterly basis. The Company estimates the cost of this water monitoring at $6,000 annually. The Golden Chest Mine also has an EPA general stormwater permit.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take several weeks of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area. As an example, IDR’s core drilling at Diamond Creek on USFS administered land required a bond of $85,800 for minimal disturbance with drill pads adjacent to an existing road. If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company's total number of full-time employees is 40.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders; however, it plans to deliver an annual report to shareholders in 2023. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in our securities. Any of the following material risk factors could adversely affect our business, financial condition or operating results and could decrease the value of our common stock. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur.

Financial Risks

Diversity in application of accounting literature in the mining industry may impact our reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, we understand diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, we may need to restate our reported results if the resulting interpretations differ from our current accounting practices.

Our accounting and other estimates may be imprecise.

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
•	future ore grades, throughput and recoveries;
•	future metals prices;
•	future capital and operating costs;
•	environmental, reclamation and closure obligations;
•	permitting and other regulatory considerations;
•	asset impairments;
•	valuation of business combinations;
•	future foreign exchange rates, inflation rates and applicable tax rates;
•	reserves for contingencies and litigation; and
•	deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions.

You may lose all or part of your investment.

If we are unable to effectively develop, mine, recover and sell adequate quantities of gold or generate cash flows from our other diversified precious and strategic metals production and processing activities (including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures), it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

Because we may never earn significant revenues from our mine operations or our other diversified precious metal-based and strategic metals production and processing activities, our business may fail.

We recognize that if we are unable to generate significant revenues from the exploration and exploitation of our mineral reserves or our other diversified precious and strategic metals production and processing activities in the future, we will not be able to earn profits or continue operations. We have yet to generate positive operating income and there can be no assurance that we will ever operate profitably. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail, and investors may lose all of their investment in our Company.

We will not be successful unless we recover precious or strategic metals and sell them for a profit.

Our success depends on our ability to recover precious or strategic metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to our costs of production. We may not be able to generate a profit on the sale of gold or other minerals because we have limited control over our costs and have no ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year as a result of a number of factors, such as the changing composition of the grade of the mineralized material mined for production, and metallurgy and exploration activities in response to the physical shape and location of the mineral deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect our ability to earn a profit on the sale of gold or other minerals.

Cost estimates and timing of new projects are uncertain, which may adversely affect our expected production and profitability.

The capital expenditures and time required to acquire, develop, and explore our projects are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are a number of factors that can affect costs and construction schedules, including, among others:

•	availability of labor, energy, transportation, equipment, and infrastructure;
•	changes in input commodity prices and labor costs;
•	fluctuations in currency exchange rates;
•	availability and terms of financing;
•	changes in anticipated tonnage, grade and metallurgical characteristics of the mineralized material to be mined and processed;
•	recovery rates of gold and other metals from mineralized materials;
•	difficulty of estimating construction costs over a period of a year;
•	delays in completing any environmental review or in obtaining environmental or other government permits;
•	weather and severe climate impacts; and
•	potential delays related to health, social, political and community issues.

Our ability to execute our strategic plan depends on many factors, some of which are beyond our control.

Our strategic plan is focused on high-value, cash-generating, precious metal-based activities, including, but not limited to, precious-metal exploration, resource development, economic feasibility assessments and cash-generating mineral production. Many of the factors that impact our ability to execute our strategic plan, such as the advancement of certain technologies, legal and regulatory obstacles and general economic conditions, are beyond our control. Changes in value or a lack of demand for the sale of non-core assets would negatively affect the Company’s financial condition and performance. Our inability to identify successful joint venture candidates and to complete joint ventures or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial condition and performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Associated with Mining Operations, Development, Exploration and Acquisition Portion of Our Business

Exploration activities involve a high degree of risk, and exploratory drilling activities may not be successful.

The Company’s future success will largely depend on the success of the exploration drilling programs at the Golden Chest Mine, adjacent properties, and other exploration properties. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially marketable minerals will be discovered. The mining of minerals and the manufacture of mineral products involves numerous hazards, including:

•	Ground or slope failures;
•	Pressure or irregularities in formations affecting ore or wall rock characteristics;
•	Equipment failures or accidents;
•	Adverse weather conditions;
•	Compliance with governmental requirements and laws, present and future;
•	Shortages or delays in the availability and delivery of equipment; and
•	Lack of adequate infrastructure, including access to roads, electricity and available housing.

Poor results from the Company’s drilling activities would materially and adversely affect the Company’s future cash flows and results of operations.

Transportation and weather interruptions may affect and delay proposed mining operations and impact our business plans.

Our mining properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow and other precipitation in the winter, which could at times hamper accessibility depending on the winter season precipitation levels. As a result, our exploration and mining plans could be delayed for several months each year. Such delays could affect our anticipated business operations and increase our expenses.

Moreover, extreme weather events (such as increased frequency or intensity of storms or prolonged drought, flooded or frozen terrain) have the potential to disrupt operations at our projects. Extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect our business.

Supplies and equipment needed for exploration may not always be available. If we are unable to secure raw materials and exploration supplies, we may have to delay our anticipated business operations.

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional shortages of supplies of certain products, equipment or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect our anticipated business operations and increase our expenses.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral properties, claims or leases. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease exploration activity and/or operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral properties and the minerals that can be produced from them. While we compete with other exploration companies in the effort to locate and license mineral properties, we do not compete with them for the removal or sales of mineral products from our claims if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products, subject to market conditions and prices. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce; however, such sales are subject to market fluctuations that may materially and adversely affect the Company’s future cash flows and results of operations.

Many of our competitors have greater financial resources and technical facilities. Accordingly, we will attempt to compete primarily through the knowledge and experience of our management. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral properties that might yield reserves or result in commercial mining operations.

The estimation of the ultimate recovery of gold and other metals is subjective. Actual recoveries may vary from our estimates.

We utilize a conventional flotation process to produce a bulk sulfide flotation concentrate that is sold to smelters in Asia. Ore is crushed, ground and valuable minerals are separated using the flotation process which is longstanding and well understood metallurgical process. However, our estimates of gold recovery can vary from actual gold recovery because of several factors such as oxidation, hardness of the ore, deleterious mineralogy, and gold grade estimation errors due to the nugget effect. Also, final payment is determined by sampling of the concentrate at the smelter which could lead to variations from provisional sampling at the mill facility. Sampling procedures at the mill have been modified to try to increase correlation with smelter samples such as by increasing the sample mass collected for the provisional sample at the mill. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Resource and other mineralized material statements are estimates only, and are subject to uncertainty due to factors including metal prices, inherent variability of the mineralized material and recoverability of metal in the mining and beneficiation processes.

Our reports of mineral resources and other mineralized material depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of mineralized material and grades must be considered as an estimate only. In addition, the quantity of mineral resources and mineral reserves may vary depending on metal prices. Any material change in the quantity of mineral resources, mineral reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our mining and metal production depends on the availability of sufficient water supplies.

Our mining and milling operations require significant quantities of water for mining, processing and related support facilities. Continuous production at our mines and mill is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water.

We may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. These factors include, but are not limited to:

•	environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals;
•

industrial accidents, including in connection with the operation of mining transportation equipment, milling equipment and/or conveyor systems, and accidents associated with the preparation and ignition of large-scale blasting operations, milling, processing and transportation of chemicals, explosives or other materials;

•	surface or underground fires or floods;
•	unexpected geological formations or conditions (whether in mineral or gaseous form);
•	ground and water conditions;
•	fall-of-ground accidents in underground operations;
•	failure of mining pit slopes and tailings dam walls;
•	seismic activity; and
•	other natural phenomena, such as lightning, severe rain or snowstorms, floods, or other inclement weather conditions.

Climate Change could negatively impact our operations and financial performance.

Climate change is expected to create more extreme weather patterns that can increase frequency of droughts and increase the amount of rainfall, circumstances that require careful water management. Potential key material physical risks to the Company from climate change include, but are not limited to: increased volumes of mine contact water requiring storage and treatment, increased design requirements for stormwater diversion and associated water management systems, and reduced freshwater availability due to potential drought conditions. We have identified opportunities and risks with the advent of technologies that support decarbonization and renewable energy sources, such as: electric vehicles and energy storage that may require the metals we produce seek to produce in the future. These technologies may not have the same reliability as conventional technologies and costs may increase to produce such technologies, which could negatively impact our financial performance.

Risks Related to Our Company

The cost of our exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals we discover, acquire or recover will justify commercial operations or replace reserves.

Mineral exploration, development and beneficiation, particularly for gold and other strategic metals, is highly speculative in nature and frequently is nonproductive. There can be no assurance that our exploration, development and/or acquisition activities will be commercially successful. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the mineralized material and, in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify continued commercial operations, or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineral reserves depleted by production. There can be no assurance that we will be successful in replacing any reserves or mineralized material acquired or established in the future.

The prices of gold and other strategic metals fluctuate on a regular basis and a downturn in price could negatively impact our operations and cash flow.

Our operations will be significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand for diversified precious and strategic metals, global or regional political and economic crises, and production costs in major gold-producing regions, such as but not limited to South Africa and the Russian Federation. The aggregate effect of these factors, all of which are beyond our control, is impossible for us to predict. If gold prices decline substantially, it could adversely affect the realizable value of our assets and, potentially, future results of operations and cash flow.

As opportunities rise, we expect to continue to acquire properties with gold and strategic metals reserves or mineralized material with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and other strategic metals at the time of the acquisition. We expect our potential future revenues to be derived from the production and sale of gold and strategic metals from these properties or from the sale of some of these properties. The value of any mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and strategic metals has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and strategic metals, and therefore the economic viability of our projects, cannot accurately be predicted. Any drop in the price of gold or strategic metals would negatively affect our asset values, cash flows, potential revenues and profits.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

We may from time to time sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, we will have an opportunity loss. If the gold price falls below that committed price, we may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price.

Competition from other mineral exploration and mining companies with greater resources may impact us.

We compete with other mineral exploration and mining companies or individuals, including large, established metals and mining companies with substantial capabilities and far greater financial resources, to acquire rights to mineral properties, metal processing technology and other methods for extracting and processing precious, and other metals and minerals. There is a limited supply of desirable lands available for claim staking, lease or other acquisition. There can be no assurance that we will be able to acquire such properties when competing against competitors with substantially greater financial resources than we have. Increases in the amount of gold and associated minerals sold by competitors of the Company may also result in price reductions and/or reduced margins, and the Company may not be able to compete effectively against current and future competitors.

The construction of our mines are subject to all of the risks inherent in start-up operations.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. We expect to engage or hire on employees in order to continue the development of our claims. While we anticipate taking all measures which we deem reasonable and prudent in connection with the production phase, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such development, production, or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

Our business requires substantial capital investment and we may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects and various exploration projects will require significant funding. Our operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments and fund our ongoing business activities. Our ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and strategic metal prices, our operational performance and our current cash flow and debt position, among other factors. In the event of lower gold and strategic metal prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, our ability to pursue new business opportunities, invest in existing and new projects, fund our ongoing operations and retire or service all of our outstanding debt could be significantly constrained.

Owning real estate and water rights carries inherent risks.

We are susceptible to the following real estate industry risks beyond our control:

•	Changes in national, regional and local economic conditions and outlook;
•	Economic downturns in the areas where the properties are located;
•	Adverse changes in local real estate market conditions such as an oversupply of properties, reduction in demand, intense competition for buyers and/or demographic changes;
•	Changes in business or consumer preferences that reduce the attractiveness of our properties;
•	Changes in zoning, regulatory restrictions or tax laws;
•	Changes in interest rates or availability of financing.

These conditions could adversely affect our financial position, results of operations and cash flows, or the market price of our stock.

Illiquidity of real estate investments could significantly impede our ability to respond to changes in economic and other conditions.

Our ability to sell one or more of our properties in response to changing economic, financial and investment conditions may be limited. We cannot predict whether we will be able to sell any of our properties for the price or terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time needed to find a willing buyer and to the close the sale of an asset. The real estate market is affected by many factors that are beyond our control.

We may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings may be unsuccessful and may have an adverse effect on our business.

We continually evaluate and explore strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and we may never recover our investments or achieve desired synergies or economies from these undertakings. Nevertheless, we may in the future to seek to grow our operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production and processing industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions.

Any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel and financial and operating systems of an acquired business into our current business.

We may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, we may not be able to obtain such debt funding or sell equity securities on terms that are favorable to us, or at all. The raising of additional debt funding by us, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities, if required and available, could result in dilution to our shareholders.

Our business depends on a limited number of key personnel, the loss of whom could negatively affect us.

Our officers and employees are important to our success. If any of them becomes unable or unwilling to continue in their respective positions, and we are unable to find suitable replacements, our business and financial results could be materially negatively affected.

Legal, Regulatory and Compliance Risks

Our ability to execute our strategic plans depends upon our success in obtaining a variety of required governmental approvals that may be opposed by third parties.

Our operations may be delayed, hindered, or prevented to the extent that we are unable to obtain the governmental permits or approvals necessary to conduct the full extent of the operations contemplated by our strategic plan in a timely fashion or at all. This inability may occur due to a variety of factors, including opposition by third parties, such as members of the public or environmental groups. We expect that future permit and approval applications and issuances will meet with similar opposition. We may encounter delays and added costs if permits and approvals are challenged.

The Company is subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

The Company’s production, development and exploratory mining operations are subject to numerous federal, state and local laws and regulations governing the operations, discharge, emission, or release of materials into the environment and the protection of the environment and human health and safety, including the Federal Clean Water Act (“CWA”), Clean Air Act (“CAA”), Endangered Species Act, Safe Drinking Water Act, Migratory Bird Treaty Act, National Environmental Policy Act, Resource Conservation and Recovery Act (“RCRA”), and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties or construction or operational delays or requirements to cease production and have an adverse effect on the Company. These laws and regulations may, among other things:

•	Require that the Company obtain permits before commencing mining work and to comply with ongoing permit requirements;
•	Restrict the substances that can be released into the environment in connection with mining work and require remediation of substances that are released;

•	Impose obligations to reclaim land in order to minimize long term effects of land disturbance; and
•	Limit or prohibit mining work on protected areas.

Under these laws and regulations, the Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. The Company maintains limited insurance coverage for sudden and accidental environmental damages. Accordingly, the Company may be subject to liability, or it may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in the Company’s current and planned operations and future activities and reduce the profitability of operations.

At the state level, surface mining operations in Idaho are regulated by the Idaho Department of Lands (“IDL”). The surface mining regulations require water monitoring to protect surface and ground water and results are submitted to the Idaho Department of Environmental Quality (IDEQ). If any degradation of existing water quality is found, regulations require the Company to work with the state regulators to mitigate any impacts on water quality. In addition, we are required to hold Idaho reclamation permits required under Idaho law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Idaho regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

It is possible that future changes in these laws or regulations could increase operating costs or require capital expenditures in order to remain in compliance. Any such changes could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to the Federal Mine Safety and Health Act of 1977 and regulations promulgated thereto, which impose stringent health and safety standards on numerous aspects of their operations.

The Company’s exploration, development and mining is subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters, and the costs associated with compliance with such laws and regulations can be substantial. The Company’s failure to comply with these standards could have a material adverse effect on their business, financial condition or otherwise impose significant restrictions on their ability to conduct mining work.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

Our activities are inherently hazardous and any exposure may exceed our insurance limits or may not be insurable.

The Company’s business is subject to a number of risks and hazards generally, including adverse environmental conditions, environmental or industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena, such as inclement weather conditions, floods, hurricanes and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to our properties or the property of others, delays in construction or mining, monetary losses, and possible legal liability.

The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or we could elect not to insure ourselves against such liabilities because of the high premium costs, in which event, we could incur significant costs that could have a material adverse effect on our financial condition.

Our insurance and surety bonds for environmental-related issues are limited.

Our insurance and surety bonds against environmental risks are limited as to the maximum protection against potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production. Further, there is no assurance that insurance carriers or surety bond providers will be able to meet their obligations under our arrangements with them. In the event that our environmental liabilities and costs exceed the coverage provided by our insurance carriers and surety bond providers, or such parties are unable to meet their obligations, we would have limited funds available to us to remedy such liabilities or costs, or for future operations. If we are unable to fund the cost of remedying an environmental problem, we also might be required to enter into an interim compliance measure pending completion of the required remedy.

We are subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to our operations and delays in our projects.

Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us. Our mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks.

We may be subject to litigation.

We may be subject to legal proceedings. Due to the nature of our business, we may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of our business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges, and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on our business.

Title claims against our properties could require us to compensate parties making such claims, if successful, and divert management’s time from operations.

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. The validity of unpatented mineral claims, which constitute most of our strategic mineral holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state, statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. The investigation and resolution of title issues would divert management’s time from ongoing exploration programs.

We are exposed to global health, economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

If any of our facilities or the facilities of our suppliers, third-party service providers, or customers is affected by natural disasters, such as earthquakes, floods, fires, power shortages or outages, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), or other events outside of our control, our operations or financial results could suffer. Any of these events could materially and adversely impact us in a number of ways, including through decreased production, increased costs, decreased demand for our products due to reduced economic activity or other factors, or the failure by counterparties to perform under contracts or similar arrangements.

For example, the outbreak of the novel strain of coronavirus, specifically identified as “COVID-19”, resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, including the implementation of travel bans, quarantine periods and social distancing, have caused material disruptions to global business and an economic downturn. Global equity markets have experienced significant volatility and weakness. Governments and their central banks have reacted with significant fiscal and monetary interventions designed to mitigate the impacts and stabilize economic conditions.

Attempts to mitigate global health, economic and market risks of natural disasters may result in decreased economic activity which would adversely affect the broader global economy. Pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations. It is not currently possible to reliably estimate the length and severity of the impact on the Company’s financial condition, and that of its subsidiaries and partners in future periods.

Uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce demand for assets that we hold for sale and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral reserve. If we cannot exploit any mineral reserve that we might discover on our properties, our business may fail and you may lose your investment.

Both mineral development and extraction may require permits from various foreign, federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could face difficulty and/or fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended, and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned development or production of our mining activity.

Environmental hazards unknown to us, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which we hold an interest. Many of our properties in which we have ownership rights are located within the Coeur d’Alene Mining District, which is currently the site of a Federal Superfund cleanup project. It is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of this Annual Report, the Company is not aware of any environmental issues or litigation relating to the properties.

The laws of the State of Idaho and our Articles of Incorporation may protect the Company’s directors from certain types of lawsuits.

The laws of the State of Idaho provide that the Company’s directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the Company. The Company’s Articles of Incorporation permit the Company to indemnify its directors and officers against all damages incurred in connection with its business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against the Company’s directors caused by director negligence, poor judgment, or other circumstances. The indemnification provisions may require the Company to use its limited assets to defend its directors and officers against claims, including claims arising out of the Company’s negligence, poor judgment, or other circumstances.

Risks Related to Investments in Our Common Stock

The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of our common shares is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding our operations, financial results or business prospects, the mining, metals, or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of our common stock has been, and may continue to be, highly volatile. Certain events or changes in the market or our industries generally are beyond our control.

In addition to the other risk factors contained or incorporated by reference herein, factors that could impact our trading price include:

•	our actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other industry participants;
•	reports in the press or investment community generally or relating to our reputation or the financial services industry;
•	developments in our business or operations or our industry sectors generally;
•	any future offerings by us of our common stock;
•

any coordinated trading activities or large derivative positions in our common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices, i.e., demand is greater than supply for the stock shorted);

•	legislative or regulatory changes affecting our industry generally or our business and operations specifically;
•	the operating and stock price performance of companies that investors consider to be comparable to us;
•	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by us or our competitors;
•	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;
•	actions by our current shareholders, including future sales of common shares by existing shareholders, including our directors and executive officers;
•	proposed or final regulatory changes or developments;
•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect us; and
•

other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity prices, credit or asset valuations or volatility.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We have relatively little research coverage by securities and industry analysts. If no additional industry analysts commence coverage of the Company, the trading price for our common stock could be negatively impacted. If one or more of the analysts who cover us downgrades our common stock, or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

We expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board, subject to compliance with applicable law, our organizational documents and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our board deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing shareholders.

The Company is currently authorized to issue 200,000,000 shares of common stock, of which 12,098,070 shares were issued and outstanding as of December 31, 2022, and 1,000,000 shares of preferred stock, of which no Preferred Shares are outstanding as of December 31, 2022. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences and privileges senior to, that may adversely impact, the Company’s current shareholders.

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We cannot predict what effect, if any, future issuances by us of our common stock or other equity will have on the market price of our common stock. Any shares that we may issue may not have any resale restrictions, and therefore could be immediately sold by the holders. The market price of our common stock could decline if certain large holders of our common stock, or recipients of our common stock, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair our ability to raise capital through the sale of additional common stock in the capital markets.

ITEM 2. DESCRIPTION OF PROPERTIES

Note on New SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K/A has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. Readers are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to mineral reserves. Inferred resources have more uncertainty than Measured or Indicated as the estimation parameters assume mineralized continuity over greater distances which may not accurately reflect the actual mineralization.

Summary

The map below shows the locations of our operations and our exploration Properties.

Figure 1 - Property Location Map

The following table summarizes our aggregate metal quantities produced and sold, which only includes the quantities produced and sold from the Golden Chest Mine (the Company’s only producing mine) for the last three years:

		Year Ended December 31,
		2022	2021	2020
Gold -	Ounces produced	6,103	4,826	3,755
	Payable ounces sold	5,672	4,493	3,504

The following table summarizes the Company’s total in-situ proven and probable mineral reserves (the Golden Chest Mine is the Company’s only property with calculated reserves) as of December 31, for the last three years:

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2020	42,500	5.17	2.0	93%
Proven and Probable Reserves	2021	38,700	4.87	2.0	93%
Proven and Probable Reserves	2022	53,754	4.73	2.0	93%

The following table summarizes the Company’s total in-situ mineral resources (the Golden Chest Mine is the Company’s only property with calculated mineral resources) as of December 31, 2022.

Classification	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	403,724	4.57	2.0	93.0%
Indicated	692,024	4.32	2.0	93.0%
Measured + Indicated	1,095,748	4.41	2.0	93.0%
Inferred	753,502	3.44	2.0	93.0%

The year ending December 31, 2022 was the first year the Company calculated a mineral resource for the Golden Chest Mine. An historic resource report was completed by a third party in 2012, but it was not an SK-1300 compliant resource. More information on the Company’s mineral reserves and resources is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, prepared by the Qualified Persons (QP) under Section 1300 of SEC Regulation S-K, Grant A. Brackebusch, P.E., and Robert J. Morgan, PG, PLS.

The table below summarizes the Company’s production and exploration-stage properties.

Property	State & County	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Golden Chest	Idaho, Shoshone	100%	86 patented claims (1,322 acres) and 217 unpatented claims (4,300 acres)	Private land and public land administered by USFS and BLM. All permits required for production in place.	Production	Underground/Open Pit	Au, Ag	Orogenic gold, veins.
New Jersey Mill	Idaho, Shoshone	Joint Venture (65% Assets, 3,000 tonnes per month)	Private land (35 acres) and 10 unpatented claims (50 acres).	Private land, all permits required for production in place.	Production	Not Applicable (N/A)	N/A	N/A
Diamond Creek	Idaho, Lemhi	100%	244 unpatented claims (4,550 acres).	Public land administered by USFS, Plan of Operations in place.	Exploration	Underground	Rare earth elements	Vein
Lemhi Pass	Idaho, Lemhi & Montana, Beaverhead	100%	State lease (565 acres) and 568 unpatented claims (11,425 acres).	Public land administered by Idaho, BLM and USFS. Plan of Operations required.	Exploration	Underground/Open Pit	Rare earth elements	Vein
Roberts	Idaho, Lemhi	100%	109 unpatented claims (2,000 acres).	Public land administered by USFS. Plan of Operations required.	Exploration	Underground	Rare earth elements	Vein
Eastern Star	Idaho, Idaho	100%	11 patented claims (220 acres) and 71 unpatented claims (1,420 acres).	Private land and public land administered by USFS. Plan of Operations required.	Exploration	Underground	Au, Ag	Orogenic gold, veins.
Butte Highlands	Montana, Silver Bow	25% Joint Venture Interest	Patented claims (135 acres) and unpatented claims.	Private land with operating permits from Montana DEQ and USFS.	Development	Underground	Au, Ag	Orogenic gold, veins.
New Jersey Mine	Idaho, Shoshone	100%	Private land (250 acres) and unpatented claims (130 acres).	Private land and public land administered by the BLM. Surface mining permit with Idaho.	Exploration	Underground/Open Pit	Au, Ag	Orogenic gold, veins.
Murray Area	Idaho, Shoshone	100%	Patented claims (590 acres) and 123 unpatented claims (2,460 acres).	Private land and public land administered by the BLM and USFS.	Exploration	Underground	Au, Ag	Orogenic gold, veins.
McKinley	Idaho, Idaho	100%	28 unpatented claims (560 acres).	Public land administered by USFS.	Exploration	Underground	Au, Ag	Orogenic gold, veins.

GOLDEN CHEST MINE

Figure 2 – Aerial Photo of Golden Chest Mine in February 2020

The Golden Chest Mine is the Company’s only Production Stage mine and is comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho. The Golden Chest Mine includes 86 patented mining claims (1,322 acres) and 217 unpatented claims (4,300 acres). The open pit mine is permitted with the Idaho Department of Lands and the Company has posted a reclamation bond for an approved reclamation plan. IDR is the operator and owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Marathon Gold Corporation (Marathon). The mineralization occurs as gold-quartz veins associated with an orogenic deposit type. Ore from the Golden Chest Mine is processed off-site at the New Jersey Mill in Kellogg, Idaho. For more information concerning the Golden Chest Mine, please refer to the information set forth under the caption “Individual Properties-MATERIAL OPERATING PROPERTIES” and under the caption “Golden Chest Mine” in this Item 2.

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

Property Ownership and Operation

The New Jersey Mill is operated by IDR. In 2011, IDR signed a joint venture (“JV”) agreement with Crescent Silver LLC (Crescent) to increase the capacity of the New Jersey Mill. Crescent funded the mill expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. IDR is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings, and surface rights over the patented mill site claim. Unpatented mill site claims are also part of the JV.

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

Current Ore Processing Operations

In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit and underground at the Golden Chest. In 2022, the New Jersey Mill processed 42,260 tonnes at an average head grade of 4.33 gpt gold with 89.8% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 249,240 tonnes at the New Jersey Mill.

The mill recycles process water and utilizes a paste tailings disposal process patented by IDR founder Fred Brackebusch to minimize impacts to the environment. By implementing paste tailings processing methods, IDR can recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. IDR was recognized as a “Pollution Prevention Champion” by the Idaho Department of Environmental Quality (IDEQ) in 2014 for its efforts to reduce pollution at the mill. The Company submitted a permit for an expansion of its existing tailings storage facility (TSF) which was approved. The expansion has enough tailings storage capacity for at least four years, and possibly more if a paste backfill system is constructed. The Company has also submitted a Closure Plan for its cyanide leach circuit which is under review by the Idaho DEQ.

As of December 31, 2022, the Company had a net capital cost of $3,704,977 associated with the New Jersey Mill.

Permit Requirements

The New Jersey Mill has all the required environmental permits to operate currently and into the foreseeable. Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the milling operation. A summary of the permits held by the Company are found in following table:

Permit Descriptions

Permit Description	Reference
Idaho Cyanidation Permit for NJ Mill	#CN-0026-001 Idaho Department of Environmental Quality
Tailings Storage Facility (TSF) NJ Mill	94-7509 Idaho Department of Water Resources
Air Quality Exemption (Crushing) for NJ Mill	Idaho Department of Environmental Quality

RARE EARTH OVERVIEW

Idaho Strategic Resources controls and operates three rare earth elements properties known as Diamond Creek, Roberts, and Lemhi Pass. The three properties together make up approximately 18,030 acres of unpatented lode mining claims, and one State of Idaho mineral lease, within Idaho’s 70-mile long Rare Earth Elements–Thorium (REE-Th) Belt. All three of Idaho Strategic’s properties have seen substantive historic exploration conducted by the United States Geological Survey in the 1950s, and more recently by the Idaho Geological Survey. IDR has completed numerous geologic mapping programs, surface sampling programs, and has completed one drill program to date on its rare earth elements land holdings. While each of the three properties IDR controls are early-stage, the Company considers the properties material to its business due to qualitative factors such as the potential for the company’s properties to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technologies, which could see increased demand in the future. To date, Idaho Strategic has not established any known resources or reserves on its rare earth elements properties and plans to continue to advance the projects as funding and permitting allows. For more information concerning the Diamond Creek, Roberts, and Lemhi Pass REE properties, please refer to the information set forth under the caption “Individual Properties-MATERIAL EXPLORATION PROPERTIES” and under their respective caption in this Item 2.

Individual Properties – MATERIAL OPERATING PROPERTIES

GOLDEN CHEST MINE

Figure 3 - Golden Chest Mine Location Map

Property and Location

The Golden Chest Mine is a gold Production Stage property comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho, and 115 km east of the city of Coeur d’Alene, Idaho at Latitude 47o37’14” North and Longitude 115o49’43” West. The Golden Chest Mine includes 86 patented mining claims (1,322 acres) and 217 unpatented claims (4,300 acres). The surface mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

IDR owns 100% of the Golden Chest LLC (owner of the Golden Chest Mine). The core of the Golden Chest Mine is a contiguous group of 26 patented claims where all modern mining has taken place to date. The Company owns the rights to both the surface and subsurface mineral on all patented claims directly and through its 100% held subsidiary Golden Chest LLC (GCLLC), excluding the Joe Dandy Claim where IDR owns only the subsurface mineral rights. West of the mine proper, the Company owns an additional 80 patented claims. The total patented claim position covers 1,322 acres. As these patented claims are considered private lots, legal access is allowed. Property taxes on patented claims are assessed by Shoshone County each year and IDR has paid the taxes in full.

IDR currently maintains 217 unpatented mining claims covering 4,300 acres. The claims have been filed with the United States Bureau of Land Management (BLM) agency and at the Shoshone County Courthouse. Annual maintenance fees are paid to the BLM by September 1, and the Golden Chest unpatented claim fees have been paid and are in good standing.

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

Present Condition, Work Completed, and Exploration Plans

Current Underground Operations

The Golden Chest underground mine is accessed by primary decline ramp (MAR) with a complimentary escape-way incline ramp, and a series of ventilation raises. The primary mining method is underhand drift-and-fill utilizing cemented rock-fill (CRF). During 2022, IDR mined a total of 25,000 tonnes of ore at an average grade of 5.35 gpt gold. The ore came from stopes on the Skookum Shoot and from exploration drifting in the Klondike area. The decline (MAR) was extended at depth during 2022 to the 794 sublevel which required about 175 meters of ramp development and one exhaust ventilation raise was completed by IDR miners.

Current Open-Pit Operations

In 2022, IDR continued its open pit mining operation which commenced in August of 2016. Mining in the Klondike pit was completed in June. A small pit on the Jumbo vein was mined intermittently during 2022 also. A total of 8,400 tonnes of ore at average grade of 4.55 gpt gold and 80,200 tonnes of waste were mined during the year. Ore tonnes and grade in the Klondike Pit were lower than modeled because of unmapped, historic stopes in the Klondike where high-grade material had been mined out by the old-timers.

Exploration Plans and Results

Modern exploration, including over 30,000 meters of drilling, reveals six NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Current underground mining occurs within the Skookum Shoot. Excellent exploration potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. During 2022, a total of 6,353 meters of core drilling was completed with drilling at the Klondike, Paymaster, Skookum, Argus, Evans, Ida, and Badger areas. Highlights of the 2022 drilling included drillhole GC 22-212 which intersected 8.77 gpt gold over 9.2 meters in the Klondike area, and GC 22-223 which intersected 16.6 gpt gold over 1.23 meters in the Paymaster area. A majority of the drilling was intended to upgrade and further define mineral resources, however some grassroots exploration drilling also took place in the western portion of the property. A highlight of the grassroots exploration was the discovery of a shallow, broad, low-grade zone at the Argus prospect where AG 22-2 assayed 0.56 gpt gold over 24 meters. The Argus is located about 2.8 kilometers northwest of the active mining area at Golden Chest.

Present Condition of Plant & Equipment

The Golden Chest underground mine is accessed by primary decline ramp (MAR) with a complimentary escape-way incline ramp and ventilation raises. The MAR was originally developed in 2013 at nominal 4-meter by 4.5-meter cross-section. Additional development by IDR in the MAR has been completed recently. There are several metal buildings on the mine surface constructed from 2012 through 2021 including a core shed with offices, a mine shop, and associated mine dry and warehouse. The mine electrical service is a three-phase, 500 kVA installation supplied by Avista Utilities.

As of December 31, 2022, the Company had a capitalized development and investment cost of $5,810,490 associated with the Golden Chest.

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

Veins occur adjacent to the Idaho Fault both in its footwall, and in its hanging wall. The mineralization occurs in two types of quartz veins, banded and massive. These veins are generally conformable to bedding in the Proterozoic age Prichard Formation. The banded veins, which occur primarily in argillite, contain, pyrite, arsenopyrite, galena, sphalerite, and visible gold. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

The table below summarizes the Company’s Mineral Reserves for the past three years. Note that proven and probable reserves were not reported separately for 2021 and 2020.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2020	42,500	5.17	2.0	93%
Proven and Probable Reserves	2021	38,700	4.87	2.0	93%
Proven Reserves	2022	32,039	4.37	2.0	93%
Probable reserves	2022	21,715	5.26	2.0	93%
Total Proven and reserves	2022	53,754	4.73	2.0	93%

Notes:

1.	Classification of Mineral Reserves is in accordance with S-K 1300 classification system.
2.	Mineral Reserves were estimated by Idaho Strategic Resources and reviewed and accepted by the QP.
3.	Mineral Reserves are 100% attributable to Idaho Strategic Resources
4.	Mineral Reserves are estimated at a cutoff of 2 Au PPM (grams/tonne)
5.	Mineral Reserves are estimated using a 3-year trailing average gold price of $1800/troy ounce.
6.	An average mining width of 3 m was used for the Reserves reporting.
7.	The model was designed as fully diluted so block values report directly from the Resource Model
8.	Numbers may not add due to rounding.

The 2022 mineral reserve increased over the previous year due to increased core drilling below the previous year’s reserves and a spatial expansion of stopes in the reserve area which provided more muck sampling data which allowed more of the vein to be classified as mineral reserves.

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

Equation 1 go/no-go cut-off

Equation 1 yields a value of 3.61 gpt for the cut-off and was rounded down to 3.6 gpt for a more natural break.

The in-stope cut-off is used when material in a defined stope must be mined to reach higher grades. In this scenario the mining cost is considered sunk and is omitted from Equation 1 as the cost was incurred regardless of the ore/waste determination at the face. Evaluating equation 1 omitting mining cost yields a value of 2.03 gpt which was rounded to 2.0 gpt.

The table below summarizes the Company’s mineral resources for the year ending December 31, 2022. Resources were not calculated by the Company for the prior two years. An historic resource report was completed by a third party in 2012, but it was not an SK-1300 compliant resource.

Classification	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	403,724	4.57	2.0	93.0%
Indicated	692,024	4.32	2.0	93.0%
Measured + Indicated	1,095,748	4.41	2.0	93.0%
Inferred	753,502	3.44	2.0	93.0%

Notes:

1.	Classification of Mineral Resources is in accordance with the S-K classification system.
2.	Mineral Resources were estimated by IDR staff and reviewed and accepted by the QP.
3.	Mineral Resources are exclusives of Mineral Reserves in the Skookum Zone, whereas there are no Mineral Reserves currently at the Paymaster or Klondike Zones.
4.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
5.	Revenues produced at the Golden Chest are subject to a 2% NSR Royalty.
6.	Bulk density was calculated based on laboratory testing of representative vein samples and applied to the vein shapes.
7.	Mineral Resources are estimated at 2 grams per tonne (PPM) for each of the zones.
8.	Cutoff values used were calculated using the three-year trailing average gold price of $1800 USD/Troy Oz.
9.	Numbers may not add due to rounding.

For more information, see Section 12-2 of Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, Idaho, prepared for the Company by the Qualified Persons under Section 1300 of SEC Regulation S-K (QP), Grant Brackebusch, P.E. and Robert J. Morgan, PG, PLS.

Permit Requirements

The Golden Chest Mine has all the required environmental permits to operate currently and into the foreseeable future. Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the mining operation. A summary of the permits held by the Company are found in the following table:

Permit Descriptions

Permit Description	Reference
Idaho Surface Mine Reclamation Plan for Golden Chest Mine	#S312900 Idaho Department of Lands
US EPA Stormwater Pollution Prevention Plan For NJ Mill and Golden Chest Mine	Multi-Sector General Permit
Idaho Shallow Injection Well for Golden Chest Mine	#S94X-0026-001 Idaho Department of Water Resources

In 2022, MSHA did not issue any citations for Section 104 S&S violations associated with the Golden Chest Mine or New Jersey Mill. Reference is made to Exhibit 95 to this report.

Individual Properties–MATERIAL EXPLORATION PROPERTIES

DIAMOND CREEK

Overview & History

The Diamond Creek Project is a rare earth element (REE) Exploration Stage property located approximately 13 kilometers (8 miles) north-northwest of the town of Salmon, Idaho. Diamond Creek is operated by IDR and consists of 244 unpatented lode mining claims situated in the Eureka Mining District Lemhi County, Idaho in Township 23N, Range 21E, Sections 2, 3, 10, 11, 14, 15, 23,25, 26, 27,34,35; Township 22N, Range 21E, Sections 1 and 2 (Boise Meridian) and makes up approximately 4,554 acres.

The Diamond Creek Project is located in the central portion of the Idaho Rare Earth Element – Thorium (REE-Th) Belt. The Diamond Creek mineral claims are located on public lands managed by the United States Forest Service (“USFS”). The claims require an annual maintenance fee of $165 per claim per year which must be paid to the Bureau of Land Management (“BLM”) by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Diamond Creek as well as the investments to explore the project are expensed each year that they are paid. Therefore, Diamond Creek does not show on the Company’s books and does not qualify as a Material Property for financial purposes, rather the Company considers Diamond Creek material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known mineral reserves or resources on the Diamond Creek property.

Idaho Strategic initially staked the mining claims comprising the Diamond Creek Project in April 2020 and added claims to the group in January 2023. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties on the unpatented lode claims. The Lemhi Pass mineral claims are located on Bureau of Land Management (“BLM”) land and require an annual maintenance fee of $165 per claim per year which must be paid to the BLM by September 1 of each year.

The Diamond Creek Project was historically prospected for gold, until the 1950’s when U.S. government sponsored country-wide exploration for raw materials related to nuclear power resulted in the discovery the unique thorium and REE mineralization at Diamond Creek by the United States Geologic Survey (USGS) and the Idaho Geological Survey. Several other companies have undertaken minor rare earths exploration programs on the property including one stage of limited core drilling with some notable REE mineralization encountered. Diamond Creek is mentioned in numerous reports including a USGS report written in 1979 by M.H. Staatz.

Geology and Mineralization

The REE mineralization at Diamond Creek is found in two types: fracture filling and replacement veins/bodies. The replacement bodies are composed of bright and varied oxides. There are at least eight known veins, and they range in width from 0.15 m to 7.6 m in thickness. Vein widths appear best developed in the metasediments and can be traced on the surface for distances ranging from 33.5 m to 780 m. The known rare earth elements mineralization occurs along a 2-mile stretch of the Diamond Creek Fault. The Project consists of four distinct areas identified from north to south as: Contact, Lucky Gem, Simer, and Frank Burch.

Samples taken by the USGS show total REE oxide contents ranging from 0.59% to 5.5%. Work by the USGS in 1979 reported that three samples cut across one of the larger veins were assayed for gold and contained 0.5, 2.4 and 11.9 grams per tonne Au. Down-dip extensions of these mineralized veins have never been sufficiently tested.

Infrastructure and Facilities

The Diamond Creek Project currently does not contain any facilities on-site. The Project is easily accessible by road for approximately 8 months out of the year by nearly any vehicle and is accessible year-round by properly equipped vehicles. There are numerous well maintained forest service roads which provide access to all four distinct areas of the Project. There is power nearby to the Project including a powerline which runs along U.S. Highway 93 approximately 3 miles from Diamond Creek. Idaho Strategic utilizes a combined shop and office building located in the town of Salmon, Idaho to stage equipment, log and process drill core, house company employees, and conduct all other rare earth exploration activities relating to Diamond Creek.

Present Condition & Recent Activities

To date, Idaho Strategic has conducted surface sampling programs and geologic mapping throughout its ownership of the mineral claims from 2020 to present. On November 3, 2022, IDR completed its inaugural 12-hole Diamond Creek drill program which targeted REE mineralization on the northern portion of the Project known as the Contact and Lucky Gem areas. The positive results of the drill program were reported, and highlights from hole DC 22-8 drilled from the Lucky Gem area in the north-central portion of the Project, were reported to include 11.3 meters (m) of 1.3% total rare earth oxide (“TREO”) from 2.9 m to 14.2 m. The drill results included intervals of 1.1 m from 13.1 m to 14.2 m which returned grades of 2.2% TREO. Also discovered in hole DC 22-8 were significant concentrations of niobium. The Company reported 0.7% niobium over 10.1 m from 2.9 m to 13.0 m including the following higher-grade interval of 1.0% niobium over 0.5 m from 9.6 m to 10.1 m. Hole DC 22-8 drilled down dip through the shallow dipping replacement body where mineralization continued for 50.3 meters before the hole was lost.

In addition to the Company’s drill program, Idaho Strategic conducted surface sampling along a 32-meter trench that exposed REE mineralization at the surface during drill pad reclamation at the Lucky Gem drill pad located in the north-central portion of the Project. Vertical channel samples were taken every 1 meter for the first 20 meters of exposure, then every 2 meters for the last 12 meters. The exposed geology displayed evidence of dynamic fluid movement along shears and fracture zones forming both replacement and fracture-filling type deposits.

The results include 32 continuous meters averaging 1.28% TREO, including high values of 2.0% TREO at 8 m and 12 m. In addition to REEs, 12 m niobium mineralization that assayed greater than 0.5% Nb was located between 5 and 16 m.

As part of the Company’s ongoing participation in the Idaho Global Entrepreneurial Mission (“IGEM”) Program, Idaho Strategic was able to provide approximately sixty 5-gallon buckets of surface material from its Diamond Creek drill pad reclamation efforts to the University of Idaho for their continued studies regarding alternative, environmentally friendly REE extraction and separation methods.

The Company previously obtained all necessary permits to drill the Diamond Creek Project in 2022. After drilling, all reclamation was completed and the approved by the USFS. An additional drilling Plan of Operations (POO) has been submitted to the USFS for the 2023-2024 field year. The new POO will expand on the 2022 results at Lucky Gem and Contact areas as well as additional drilling targeting REE mineralization on the southern end of the Diamond Creek Project in the area known as Simer. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Diamond Creek and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from favorable geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade Rare Earth Element analysis (ME-MS81h).

Drill core samples at Diamond Creek were taken from the drill rig to a secure, Company-owned facility prior to logging by Company geologists. The core is then logged and samples for assay are obtained by sawing the core in half longitudinally while trying to ensure a representative sample is submitted to the laboratory for analysis. All the samples that have been publicly released were analyzed by ALS Minerals using Ore Grade Rare Earth Elements analysis (ME-MS81h) and reported niobium results were analyzed using Fusion XRF- NB Ore Grade (Nb-XRF10).

ROBERTS

Overview & History

The Roberts Project is a rare earth element (REE) Exploration Stage property located approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho. Roberts is operated by IDR and consists of 109 unpatented lode mining claims situated in the Mineral Hill district in Sections 3,4,9,10,11,13,14,15,16,22,23,24, Township 24 North, Range 19 East and makes up approximately 2,051 acres. The Project is located in the northern portion of the Idaho Rare Earth Element – Thorium (REE-Th) Belt. The Roberts mineral claims are located on US Public Domain Land, which is managed by the United States Forest Service (“USFS”). The claims require an annual maintenance fee of $165 per claim per year which must be paid to the Bureau of Land Management (“BLM”) by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Roberts as well as the investments to explore the project are expensed each year that they are paid. Therefore, Roberts does not show on the Company’s books and does not qualify as a material Property for financial purposes, rather the Company considers Roberts material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Roberts property.

Idaho Strategic initially staked the mining claims comprising the Roberts Project in early 2020. Throughout Idaho Strategic’s ownership of the Project, the Company has staked additional claims at its discretion based upon exploration conducted to date. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties.

The Roberts Project and the Mineral Hill district was historically prospected for gold and copper in the early 1900’s. In the early 1950’s rare earth mineralization was discovered and documented by Abbott (1954) and Anderson (1958) from the Idaho Geological Survey and Kaiser (1956) with the US Geological Survey. Abbott (1954) reported cutting a 2.5-foot sample across the lode at the Robert Lode which returned 21.5% combined rare earth oxides and thoria.

Geology and Mineralization

The REE mineralization at the Roberts property is associated with a unique group of igneous rocks known as carbonatites. Carbonatites are carbonate rocks sourced from magmatic origins, with primary carbonate compositions exceeding 50%. The Roberts property contains two of the eight known carbonatite occurrences within the Mineral Hill District. The first carbonatite can be found in a northwest-trending seam which measures approximately 400 meters (1,300 feet) long and 90 meters (300 feet) wide; the second occurrence appears to be a smaller carbonatite plug, measuring about 200 meters in diameter.

Infrastructure and Facilities

The Roberts Project currently does not contain any facilities on-site. The Project is accessible by road for approximately 8 months out of the year via National Forest Road 036 (Indian Creek Road). Idaho Strategic utilizes a combined shop and office building located in the town of Salmon, Idaho, to stage equipment, log and process samples, house company employees, and conduct all other rare earth exploration activities relating to Roberts.

Present Condition & Recent Activities

From 2020 to present, Idaho Strategic has conducted surface sampling, geophysical surveys and geologic mapping is select areas of its mineral claims. The Roberts Project has two carbonatite prospects with REE mineralization, the “Upper Roberts” and the “Lower Roberts”, which are located about 500 meters apart. The Upper Roberts occurrence outcrops along a northwest strike for greater than 400 meters and demonstrates high-grade REE mineralization in a number of surface samples. One sample taken by Company geologists returned assays of combined rare earth elements in excess of 12%, including 1.67% neodymium. The company’s samples show critical REEs like neodymium, praseodymium, and samarium in abundance. Similarly, as with IDR’s Diamond Creek property, REE’s are not the only valuable commodities. Gold and niobium may also be in profitable concentration as by-products. Recent samples collected from the Roberts’ property, show assays with gold values up to 8.8 grams per ton and niobium as high as 0.50%. Exploration plans include further geologic mapping, sampling, and geophysical surveys in order to prepare the project for its inaugural drill program. The permitting process for a drill program at Roberts is underway and any future drilling activities will be subject to permit approval and funding.

Moving forward, Idaho Strategic plans to advance the Roberts Project by developing drill targets aimed at verifying the extent and grade of the two carbonatites that the Company’s geologists have identified and mapped from the surface. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Roberts and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from favorable geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade Rare Earth Element analysis (ME-MS81h).

LEMHI PASS

Overview & History

The Lemhi Pass Project is a rare earth element (REE) and thorium Exploration Stage property located approximately 41 kilometers (25 miles) southeast of the town of Salmon, Idaho and stretches into Montana. Lemhi Pass is operated by IDR and consists of 568 total unpatented lode mining claims situated in the McDevitt Mining District, Lemhi County, Idaho in Township 19N, Range 24E, Sections 1, 2, 11, 12, 13, 14, 24; Township 19N, Range 25E, Sections 4, 5, 6, 7, 8, 9, 10, 15, 21, 22 (Boise Meridian) and in the Bloody Dick Mining District, Beaverhead County, Montana in Township 10S, Range 15W, Sections 20, 21, 22, 27, 28, 29, 34, 35 and Township 11S, Range 15W, Sections 10, 11, 14, 15, PB 38. Additionally, IDR has a mineral lease for a 565-acre mineral lease with the State of Idaho for T19N, Range 25E, Section 16. The Project is located in the southern portion of the Idaho Rare Earth Element – Thorium (REE-Th) Belt and straddles the ID-MT border. The property package is mainly contiguous and makes up approximately 11,425 acres. Approximately 407 (7,820 acres) unpatented lode claims are situated in Idaho, while the remaining 161 (3,040 acres) unpatented lode claims are situated in Montana.

The claims fees and lease fees necessary to obtain and hold the mineral rights at Lemhi Pass as well as the investments to explore the project are expensed each year that they are paid. Therefore, Lemhi Pass does not show on the Company’s books and does not qualify as a material Property for financial purposes, rather the Company considers Lemhi Pass material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements and thorium in low-carbon technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Lemhi Pass Project.

Idaho Strategic initially staked the mining claims comprising the Lemhi Pass Project in October 2021 and have added claims, based upon exploration, to the group in February 2022 and again in January 2023. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties on the unpatented lode claims. The Lemhi Pass mineral claims are located on Bureau of Land Management (“BLM”) land and require an annual maintenance fee of $165 per claim per year which must be paid to the BLM by September 1 of each year. The State of Idaho mineral lease has a term of 20 years with an annual rent of $1,695, increased annually by 3%. The State of Idaho mineral lease has a minimum annual royalty of $1,000 years 1 through 5; $2,500 years 6 through 20.

The Lemhi Pass Project was historically prospected for gold and copper until 1949 when its unique geologic setting was recognized by the United States Geologic Survey (USGS) and the Idaho Geological Survey during the U.S. government sponsored country-wide exploration for raw materials related to nuclear power. These campaigns resulted in the discovery of thorium in several areas of Lemhi County, including the REE occurrences in the Lemhi Pass area. Several other companies have undertaken minor thorium-related exploration programs on the property, including historic reports of past thorium production. Lemhi Pass is mentioned in numerous reports including the 2009 USGS Circular 1336 titled “Thorium Deposits of the United States – Energy Resources for the Future?” which features parts of the Company’s Lemhi Pass Project on its cover page.

Geology and Mineralization

The Company initially staked the Lemhi Pass Project to target an area with the greatest concentration of known veins where the Lemhi Pass, Dan Patch, and Bull Moose faults intersect or approach one another. REE and thorium mineralization at Lemhi Pass is found in the REE mineral monazite. Monazite is a phosphate mineral and most of the Company’s strongest REE values are associated with phosphorus. The monazite at Lemhi Pass occurs as opaque, subhedral, yellow-green to reddish-brown crystals which are mostly microscopic in size, making it hard to detect with the naked eye. Samples taken by the USGS of 31 vein samples, showed total REE-oxide contents ranging from 0.073% to 2.20% Staatz (1972a). IDR sampling in 2022 showed total rare earths assays up to 4.26% validating company belief that the Lemhi Pass District is largely underexplored for REE’s; since their discovery in the district was ancillary, to the government’s search for nuclear related fuels in the 1950’s.

Infrastructure and Facilities

The Lemhi Pass Project currently does not contain any facilities on-site. Portions of the Lemhi Pass Project are accessible year-round by properly equipped vehicles. There are numerous well maintained forest service roads which provide further access to the Project; however, those roads are not well maintained during the winter months. There is power nearby to the Project including a regional powerline which runs across the Project. Idaho Strategic utilizes a combined shop and office building located in the town of Salmon, Idaho to stage equipment, log and process samples, house company employees, and conduct all other rare earth and thorium exploration activities relating to Lemhi Pass.

Present Condition & Recent Activities

To date, Idaho Strategic has conducted surface sampling programs and geologic mapping throughout its ownership of the mineral claims from 2021 to present. Select Idaho Strategic sample results have revealed rare earth grades ranging from 0.67% TREO to 4.26% TREO from areas of the project that had not been well tested for rare earth elements in the past.

Moving forward, Idaho Strategic will continue its surface exploration efforts in order to gather enough information to warrant a drill program. The land stewardship in the Lemhi Pass District has areas under both BLM, USFS and State jurisdiction. The Company in is the process of permitting trenching and drilling work on BLM lands in 2023 and on the USFS lands in 2024. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Lemhi Pass and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from favorable geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade Rare Earth Element analysis (ME-MS81h).

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

As of March 1, 2023, there were approximately 1,200 shareholders of record of the Company's Common Stock.

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

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by the board	535,953	$5.47	0
Equity compensation plans not approved by the board	0	0	0
Total	535,953	$5.47	0

Recent Sales of Unregistered Securities

Occasionally, the Company pays for goods and services with restricted common stock. Our policy is to determine the fair value of the goods or services, and then issue the number of corresponding shares using an agreed upon price for our common stock that considers the bid/offer price as quoted by the NYSE-American.

In the first quarter of 2022, 23,057 shares were issued in exchange for outstanding warrants for net proceeds of $68,006. In the second quarter of 2022, 70,919 shares were issued in exchange for outstanding warrants for net proceeds of $397,147. In the third quarter of 2022, 100,893 shares were issued in exchange for outstanding warrants for net proceeds of $565,005.

In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326.

In 2022 the Company issued 392,866 shares of the Company’s Stock in exchange for $1,950,000 of convertible debt at $4.96 per share.

In 2022, the Company issued 67,355 shares of its common stock in exchange for 116,078 outstanding options in a cashless option exercise to non-management employees with a fair value at the time of exercise of $677,928.

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

The Company’s properties include: the Golden Chest Mine (currently in production), and the New Jersey Mill (majority ownership interest). Recently, the Company added three rare earth element properties in Idaho to its portfolio of exploration properties in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2022, metals that had been sold but not final settled included 5,361 ounces of gold of which 2,500 ounces were sold at a predetermined price with the remaining 2,861 ounces exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At December 31, 2022, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $103,906 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Highlights for 2022 include:

•	Up listed onto the New York Stock Exchange American, rang the opening bell of the NYSE from underground at the Golden Chest Mine-a first in recorded history.
•	Increased rare earth elements land position in central Idaho; all three properties combined makeup approximately 18,030 acres.
•	Completed initial drill program at Diamond Creek which returned 11.3 meters of 1.3% total rare earth oxide (TREO) and 10.1 meters of 0.7% niobium.
•	Completed a 32-meter trench at Diamond Creek which returned 32 continuous meters of REE mineralization at the surface averaging 1.28% TREO and included 12 meters of greater than 0.5% niobium.
•	Surface sampling program at Lemhi Pass returned 7 samples with TREO grades ranging from 0.67% to 4.26% with neodymium alone accounting for more than half of the TREO of each sample.

•	Provided REE mineralized material to the University of Idaho as part of IDR’s involvement in the IGEM Program to develop environmentally friendly extraction technology for rare earth elements.
•	For the year ending December 31, 2022, the Company processed 42,260 dry metric tonnes (dmt) at the Company’s New Jersey Mill with an average gold head grade of 4.33 grams per tonne gold (gpt) with gold recovery of 89.8%.
•	IDR produced a total of 6,103 ounces of gold contained in concentrates and dore’.
•	Mined 8,400 tonnes of ore from the open pit at an average grade of 4.55 gpt gold with an average stripping ratio of 9.5 and an average daily mining rate of 922 tonnes per day (tpd).
•	Mined 25,000 tonnes of ore from the underground mine at an average grade of 5.35 gpt gold and completed 175 meters of development related to the Main Access Ramp (MAR) to access new stopes. A new ventilation raise was completed by IDR miners as well.
•	Completed 6,353 meters of core drilling at the Klondike, Paymaster, Skookum, Argus, Evans, Ida, and Badger areas. Highlights of the 2022 drilling included drillhole GC 22-212 which intersected 8.77 gpt gold over 9.2 meters in the Klondike area, and GC 22-223 which intersected 16.6 gpt gold over 1.23 meters in the Paymaster area.
•	A highlight of drilling at the Argus prospect was the discovery of a broad, low-grade zone where AG 22-2 assayed 0.56 gpt gold over 24 meters. The Argus is located about 2.8 kilometers northwest of the active mining area at Golden Chest.

Results of Operations

Our financial performance for the years ended December 31, 2022, and 2021 is summarized below:

•

Revenue from gold concentrate sales was $9,580,189 for the year ending December 31, 2022, compared to $7,630,416 for the comparable period in 2021. The increase was due to 1,179 more ounces of gold sold during the year, as well as higher gold prices recognized on concentrate sales. Another contributing factor to the increase was the higher ratio of underground to open pit ore processed during the year. We are anticipating this higher underground ore ratio to continue for the foreseeable future.

•	Compared to the fourth quarter of 2021, revenue was up 94.5% from $1,764,708 to $3,432,002 in the fourth quarter of 2022.
•

Gross profit for the year ended December 31, 2021 was $487,877 compared to a gross profit of $1,553,921 in 2022. This resulted in an increase in gross profit as a percentage of sales from 6.4% in 2021 to 16.2% in 2022. This increase is attributable to the higher head grade processed at the Company’s New Jersey Mill, as well as higher gold prices recognized on concentrate sales.

•	Gross profit for the 4th quarter 2022 increased by $1,550,060 from a gross loss of $80,978 in Q4 2021 to a gross profit of $1,469,082.
•

Net loss for the year ended December 31, 2022 was $2,631,092 compared to a net loss of $3,260,361 for the same period in 2021. The decrease in net loss was primarily due to the increased gross profit during the year.

•

Idaho Strategic realized a net profit for the 4th quarter 2022 of $603,650 compared to a net loss of $1,219,518 for the 4th quarter 2021. Part of the increase was due to $473,144 less stock-based compensation in Q4 2022 versus Q4 2021.

•

The consolidated net loss included non-cash charges of $1,633,492 ($1,977,841 in 2021) as follows: depreciation and amortization of $984,083 ($814,422 in 2021), accretion of asset retirement obligation of $12,691 ($9,953 in 2021), stock based compensation of $547,275 ($1,087,575 in 2021), stock issued for services of $32,326 ($69,673 in 2021), loss on write off of equipment $68,641 (none in 2021), equity income on investment in Buckskin $1,524 ($3,782 in 2021), gain on forgiveness of SBA loan of $10,000 (none in 2021).

•	Net loss attributable to Idaho Strategic Resources, Inc. was $2,535,429 and $3,160,169 in the years ended December 31, 2022, and 2021, respectively.
•

Gold sales receivable increased to $909,997 from $408,187 at December 31, 2022 compared to 2021 as a result of shipping delays related to the global shipping situation and higher estimated future gold prices expected on unsettled ounces at year end. The backlog of shipping has been largely rectified going into the first quarter of 2023.

•

The Company saw an increase in exploration expenses for 2022 largely due to the drilling of its Diamond Creek property for REE’s as well as increased drilling near the Golden Chest with the Company owned drilling rig.

•

All in sustaining cost (AISC) decreased from $1,818.22 in 2021, to $1,777.14 in 2022 from producing 1,276 more ounces of gold in 2022 along with increased efficiencies seen at the Golden Chest mine from new equipment put into service during the year.

Cash Costs and All In Sustaining Costs Reconciliation to GAAP

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2022, and 2021. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 87% of ounces produced after smelting and refining charges are deducted.

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

	December 31,
	2022	2021
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$8,026,268	$7,142,539
Depreciation, depletion, and amortization	(984,083)	(814,422)
Change in concentrate inventory	(404,591)	188,815
Cash Cost	$6,637,594	$6,516,932
Exploration	2,110,137	1,417,605
Sustaining capital	1,517,984	676,340
General and administrative	1,229,603	1,319,145
Less stock-based compensation and other non-cash items	(649,409)	(1,153,466)
All in sustaining costs	$10,845,909	$8,776,556
Divided by ounces produced	6,103	4,827
Cash cost per ounce	$1,087.60	$1,350.10
All in sustaining cost (AISC) per ounce	$1,777.14	$1,818.22

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2022	2021
Operating activities	$(1,817,090)	$(1,351,027)
Investing activities	(2,368,225)	(3,090,946)
Financing activities	3,846,828	3,878,546
Net change in cash and cash equivalents	(338,487)	(563,427)
Cash and cash equivalents, beginning of period	1,976,518	2,539,945
Cash and cash equivalents, end of period	$1,638,031	$1,976,518

The Company has accumulated deficit of approximately $18.4 million at December 31, 2022 and incurred a consolidated net loss in 2022 of $2,631,092. The Company’s working capital at December 31, 2022 is $1,729,983. The Company is currently producing from the open-pit and underground at the Golden Chest. During 2022, production generated negative cash flow from operations of $1,817,090 compared to a negative cash flow used in operations of $1,351,027 in 2021. Planned production for the next 18 months indicates a positive cash flow from operations will be renewed as underground mining overtakes the open pit as the primary source of mineralized material. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it has the ability to meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Idaho Strategic Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Strategic Resources, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s process for determining estimates of mineralized material, including drilling, sampling and assaying data.
•	Analyzing the objectivity, experience, and qualification of the Company’s mine engineers.
•	Evaluating the reasonableness of the reserves estimate by reviewing management’s assessment of historical drilling, sampling, and assaying activities, which are used in the estimate of proven and probable reserves.
•	Assessing the reasonableness of management’s determination of future operating costs and estimated future capital expenditures through comparison to current and past performance at the mine site, including evaluating against evidence obtained in other areas of the audit.

Assure CPA, LLC

We have served as the Company's independent auditor since 2003.

Spokane, Washington

March 31, 2023

Firm ID 444

Idaho Strategic Resources, Inc.

Idaho Strategic Resources, Inc. Consolidated Balance Sheets December 31, 2022 and 2021
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,638,031	$1,976,518
Gold sales receivable	909,997	408,187
Inventories	618,313	213,722
Joint venture receivable	1,926	4,442
Other current assets	192,025	334,443
Total current assets	3,360,292	2,937,312

Property, plant and equipment, net of accumulated depreciation	9,923,386	8,255,961
Mineral properties, net of accumulated amortization	6,527,561	5,843,186
Investment in Buckskin Gold and Silver	334,252	332,728
Investment in joint venture	435,000	435,000
Reclamation bond	327,020	103,320
Deposits	76,110	11,694
Total assets	$20,983,621	$17,919,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$579,541	$647,218
Accrued payroll and related payroll expenses	179,149	174,110
Notes payable related parties, current portion	12,226	10,543
Notes payable, current portion	859,393	666,622
Total current liabilities	1,630,309	1,498,493

Asset retirement obligation	262,217	172,348
Notes payable related parties, long term	62,957	106,068
Convertible debt	-	1,950,000
Notes payable, long term	1,315,068	1,128,490
Total long-term liabilities	1,640,242	3,356,906

Total liabilities	3,270,551	4,855,399

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 12,098,070 and 10,940,969 shares issued and outstanding, respectively	33,245,622	26,004,756
Accumulated deficit	(18,368,384)	(15,832,955)
Total Idaho Strategic Resources, Inc. stockholders’ equity	14,877,238	10,171,801
Non-controlling interest	2,835,832	2,892,001
Total stockholders' equity	17,713,070	13,063,802

Total liabilities and stockholders’ equity	$20,983,621	$17,919,201

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Operations For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenue-gold sales	$9,580,189	$7,630,416

Cost of sales:
Cost of sales and other direct production costs	7,042,185	6,328,117
Depreciation and amortization	984,083	814,422
Total cost of sales	8,026,268	7,142,539

Gross profit	1,553,921	487,877

Other operating expenses:
Exploration	2,110,137	1,417,605
Loss on write-off of equipment	68,641	-
Management	322,775	518,011
Professional services	375,002	293,402
General and administrative	1,229,603	1,319,145
Total other operating expenses	4,106,158	3,548,163

Loss from operations	(2,552,237)	(3,060,286)

Other (income) expense:
Gain on forgiveness of SBA loan	(10,000)	-
Equity income on investment in Buckskin	(1,524)	(3,782)
Timber revenue	-	(4,338)
Interest income	(12,453)	(146)
Interest expense	102,832	208,341
Total other expense	78,855	200,075

Net loss	(2,631,092)	(3,260,361)

Net loss attributable to non-controlling interest	(95,663)	(100,192)
Net loss attributable to Idaho Strategic Resources, Inc.	$(2,535,429)	$(3,160,169)

Net loss per common share-basic and diluted	$(0.22)	$(0.31)

Weighted average common shares outstanding-basic and diluted	11,783,258	10,192,465

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2022 and 2021
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Stockholders’ Equity
Balance, December 31, 2020	9,826,665	$20,986,062	$(12,672,786)	$2,950,888	$11,264,164
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	41,305	41,305
Issuance of common stock for cash and warrants, net of issuance costs	578,579	2,580,000	-	-	2,580,000
Issuance of common stock for services	10,726	69,673	-	-	69,673
Issuance of common stock for warrants exercised	46,627	117,500	-	-	117,500
Issuance of common stock for investment in Buckskin	76,298	328,946	-	-	328,946
Issuance of common stock for cashless option exercise	70,725	-	-	-	-
Issuance of options to management, directors, and employees	-	1,087,575	-	-	1,087,575
Conversion of convertible debt to common stock	331,349	835,000	-	-	835,000
Net loss	-	-	(3,160,169)	(100,192)	(3,260,361)
Balance, December 31, 2021	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	39,494	39,494
Issuance of common stock for cash, net of issuance costs	498,799	3,681,107	-	-	3,681,107
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	194,869	1,030,158	-	-	1,030,158
Issuance of common stock for cashless option exercise	66,995	-	-	-	-
Issuance of options to management, directors, and employees	-	547,275	-	-	547,275
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(2,535,429)	(95,663)	(2,631,092)
Balance, December 31, 2022	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net loss	$(2,631,092)	$(3,260,361)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	984,083	814,422
Accretion of asset retirement obligation	12,691	9,953
Stock based compensation	547,275	1,087,575
Stock issued for services	32,326	69,673
Loss on write-off of equipment	68,641	-
Equity income on investment in Buckskin	(1,524)	(3,782)
Gain on forgiveness of SBA loan	(10,000)	-
Change in operating assets and liabilities:
Gold sales receivable	(501,810)	(143,408)
Inventories	(404,591)	188,815
Joint venture receivable	2,516	(265)
Other current assets	142,418	(110,380)
Accounts payable and accrued expenses	(63,062)	(33,894)
Accrued payroll and related payroll expenses	5,039	30,625
Net cash used by operating activities	(1,817,090)	(1,351,027)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,441,874)	(664,645)
Additions to mineral properties	(626,541)	(2,414,607)
Deposit on equipment	(76,110)	(11,694)
Purchase of reclamation bonds	(223,700)	-
Net cash used by investing activities	(2,368,225)	(3,090,946)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	3,681,107	2,580,000
Proceeds from exercise of warrants	1,030,158	117,500
Principal payments on notes payable	(862,503)	(572,558)
Principal payments on notes, related parties	(41,428)	(37,701)
Issuance of convertible debt	-	1,750,000
Contributions from non-controlling interest	39,494	41,305
Net cash provided by financing activities	3,846,828	3,878,546
Net change in cash and cash equivalents	(338,487)	(563,427)
Cash and cash equivalents, beginning of year	1,976,518	2,539,945
Cash and cash equivalents, end of year	$1,638,031	$1,976,518
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$98,218	$202,122
Non-cash investing and financing activities:
Deposit applied to purchase of equipment and mineral property	$11,694	$12,863
Notes payable for equipment purchase	1,247,237	1,149,683
Common stock issued for investment in Buckskin	-	328,946
Conversion of convertible debt to common stock	1,950,000	835,000

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Idaho Strategic Resources, Inc. (“the Company”) was incorporated as an Idaho corporation on July 18, 1996, as New Jersey Mining Company. On December 6, 2021, New Jersey Mining Company changed its name to Idaho Strategic Resources Inc. and also finalized a 1 for 14 reverse stock split of its common stock as previously approved by shareholders at a Special Meeting of the Shareholders held on October 6, 2021. On the date of the reverse stock split, every fourteen (14) shares of New Jersey Mining Company were automatically converted into one issued and outstanding share of Idaho Strategic Resources, Inc. common stock without any change in the par value per share. The Company's primary business is exploring for, developing, and extracting gold, and to a lesser extent, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho. From an operational perspective, the Company produces gold at the Golden Chest Mine located in the Murray Gold Belt (MGB) area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 7,000 acres of patented and unpatented land, the Company has the largest private land position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of NJMJV partially owned by another investor is presented as non-controlling interest on the consolidated balance sheets, statements of operations, and statement of changes in stockholders’ equity.

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

Equity Method Investments

Investments in companies and joint ventures in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in basis of the investee’s net assets has occurred and, if so, adjust our share of net earnings or losses by related depreciation and amortization expense. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If our ownership percentage of the company or venture in which we have an investment changes, we recognize a gain or loss on the investment in the period of change. At December 31, 2022, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 9).

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

At December 31, 2022 and 2021, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	December 31, 2022			December 31, 2021
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	37%	Yes	Equity

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2022 and 2021, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, notes payable to related parties, and notes payable approximate their fair values. The fair value of the convertible notes payable at December 31, 2021 was $2,922,923 based on the convertible rate and the trading price of the Company’s stock at December 31, 2021. No convertible debt was outstanding on December 31, 2022.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) attributable to the Company excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2022, and 2021, potentially dilutive common stock equivalents excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive are as follows:

	December 31, 2022	December 31, 2021
Stock options	535,953	507,175
Stock purchase warrants	289,294	669,467
Convertible debt	-	392,866
Total	825,247	1,569,508

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

Interest Capitalization

When capital projects are funded within the reporting period for which cash is paid which could have been used for debt reduction an amount equal to a weighted average interest rate of qualifying outstanding debt of the capital project expenditure in interest expense is capitalized.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three-year average metals prices, operating capital and costs, and reclamations costs. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the specific asset group. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established and a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost recognized at the present value of estimated reclamation costs The liability is accreted, and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Accrued remediation costs are not discounted.

Reclamation Bond

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. At December 31, 2021 the Company had a $103,320 reclamation bond for the Golden Chest Mine. In 2022 the Company added additional bonds of $132,000 associated with milling operations, and an additional $91,700 in bonds for various exploration and drilling projects for a total reclamation bond balance at December 31, 2022 of $327,020.

Stock Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are measured at fair value of the equity interest issued. The fair value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation of options using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation. Any forfeitures of stock options are recognized as they occur.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

3. Inventories

At December 31, 2022 and 2021, inventories consisted of the following:

	2022	2021
Concentrate inventory
In process	$111,741	$41,082
Finished goods	111,574	97,074
Total concentrate inventory	223,315	138,156

Supplies inventory
Mine parts and supplies	233,465	54,998
Mill parts and supplies	83,963	20,568
Core drilling supplies and materials	77,570	-
Total supplies inventory	394,998	75,566

Total	$618,313	$213,722

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,249,445)	(1,085,730)
Total mill	3,704,977	3,868,692

Buildings and equipment
Buildings	611,382	324,075
Equipment	6,927,474	5,042,915
	7,538,856	5,366,990
Less accumulated depreciation	(2,324,679)	(1,847,191)
Total building and equipment	5,214,177	3,519,799
Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	-
Total land	1,004,232	867,470

Total	$9,923,386	$8,255,961

5. Mineral Properties

Mineral properties at December 31, 2022 and 2021 are as follows:

	2022	2021
Golden Chest
Mineral Property	$4,088,462	$4,050,735
Infrastructure	1,722,028	1,056,037
Total Golden Chest	5,810,490	5,106,772
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Gulch	124,055	124,055
Potosi	150,385	150,385
Park Copper	78,000	78,000
Less accumulated amortization	(83,658)	(64,315)
Total	$6,527,561	$5,843,186

For the years ended December 31, 2022 and 2021, $48,281 and $49,273, respectively, of interest expense was capitalized in association with the ramp access project at the Golden Chest.

Golden Chest

The Golden Chest is an open pit and underground mine project currently producing for the Company located near Murray, Idaho consisting of 86 patented and 217 unpatented mining claims. A 2% Net Smelter Royalty is payable on production at certain portions of the Golden Chest to a former joint venture partner. Royalty expense of $181,300 and $151,763 was recognized as costs of sales and other direct production costs in the years ended December 31, 2022, and 2021, respectively.

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

Butte Gulch

In 2018, the Company purchased the Butte Gulch property near its Golden Chest mine. This property consists of 177 acres of patented mining claims some of which include both the surface and mineral rights and some of which include only the mineral rights. There is an underlying 2% net smelter return on all ores mined and shipped from any lode production from the patented claims on the Butte property.

Potosi

In 2018, the Company purchased the Potosi property near its Golden Chest mine. This property consists of 71 acres of patented mining claims.

Park Copper

In August 2021, the Company paid $78,000 in cash for 100 acres of patented mineral property in Shoshone County referred to as Park Copper.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable

At December 31, 2022 and 2021, notes payable are as follows:

	2022	2021
Building in Salmon, Idaho, 60-month note payable, 7.00% interest rate payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$306,084	$-
Resemin Muki Bolter, 36-month note payable, 7.00% interest rate payable monthly through January 2025, monthly payments of $14,821	345,268	-
Paus 2 yrd. LHD, 60-month note payable, 4.78% interest rate payable through October 2024, monthly payments of $5,181	108,904	164,422
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	89,493	143,547
Compressor, 48-month note payable, 5.25% interest rate payable monthly through January 2022, monthly payments of $813	-	410
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	10,891	17,752
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	4,130	7,501
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	40,687	-
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	23,987	-
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	20,660	58,866
Sandvik LH203 LHD, 36-month note payable, 4.5% interest rate payable monthly through May 2024, monthly payments of $10,352	170,182	283,955
Sandvik LH202 LHD, 36-month note payable, 6.9% interest rate payable monthly through August 2025, monthly payments of $4,933	143,812	-
Doosan Compressor, 36-month note payable, 6.99% interest rate payable monthly through July 2024, monthly payments of $602	10,820	17,064
Caterpillar 306 excavator, 48-month note payable, 4.6% interest rate payable monthly through November 2024, monthly payments of $1,512	33,216	49,421
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	29,256	70,734
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	407,909	590,535
Caterpillar AD22 haul truck, 48-month note payable, 6.45% interest rate payable monthly through June 2023, monthly payments of $12,979	76,287	221,694
Small Business Administration EIDL 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	163,287	169,211
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	64,648	-
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	66,758	-
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	58,182	-
Total notes payable	2,174,461	1,795,112
Due within one year	859,393	666,622
Due after one year	$1,315,068	$1,128,490

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable, continued

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of debt at December 31, 2022 are as follows:

2023	$859,393
2024	654,190
2025	130,164
2026	48,879
2027	307,218
2028	29,163
thereafter	145,454
Total	$2,174,461

In the second quarter of 2020 the Company received a loan of $149,900 pursuant to the Small Business Act Section 7(b). The loan which was in the form of a Note dated May 16, 2020, matures May 16, 2050, and bears interest at a rate of 3.75% per annum. Payments of $731 are due monthly began in November 2022. At December 31, 2022 and 2021 accrued interest on the loan was $13,925 and $9,311, respectively and is included in the Small Business Administration Loan balance on the previous page. In the second quarter of 2022, it was determined that an additional $10,000 also received in the second quarter of 2020 was a grant that was forgiven as part of the Covid-19 relief program. This $10,000 was recorded as a gain on forgiveness of the SBA loan in the statement of operations during the second quarter of 2022.

7. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey mill in 2014 and the Golden Chest mine in 2016. Activity for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Balance at January 1	$172,348	$173,001
Accretion expense	12,691	9,953
Change in asset retirement obligation estimate	77,178	(10,606)
Balance at December 31	$262,217	$172,348

The change in the asset retirement obligation estimate during the year ended December 31, 2022 related to the addition of and asset retirement obligation with our New Jersey Mill Tailings expansion and a revision to the estimated start of the reclamation process to a later date at our Golden Chest properties. The change in the asset retirement obligation estimate during the year ended December 31, 2021 related to a revision to the estimated start of the reclamation process to a later date at our Golden Chest properties.

8. Joint Venture Arrangements

New Jersey Mill Venture Agreement (“NJMJV”)

In January 2011, the Company and United Mine Services, Inc. (“UMS”) now Crescent Silver, LLC (Crescent) entered into a joint venture agreement relating to the New Jersey mineral processing plant. To earn a 35 percent interest in the venture, UMS provided $3.2 million funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the venture and charges operating costs to Crescent for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the venture receive a fee of $2.50/tonne milled. No ore has been milled for Crescent in the last two years. As of December 31, 2022 and 2021, an account receivable existed with the Mill Joint Venture from Crescent for $1,926 and $4,442, respectively.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

9. Investment in Buckskin

In August 2021 the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. (“Buckskin”). The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the investment. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $1,524 and $3,782 during the years ended December 31, 2022 and 2021, respectively. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of December 31, 2022, the Company holds 37% of Buckskins outstanding shares.

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2022 and 2021.

The significant components of net deferred tax assets at December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets
Net operating loss carry forward	$5,315,200	$4,796,000
Mineral properties	235,500	241,300
Asset retirement obligation	-	4,600
Stock based compensation	629,000	503,400
Other	25,600	16,800
Total deferred tax assets	6,205,300	5,562,100
Valuation allowance	(4,999,500)	(4,017,800)
	1,205,800	1,544,300
Deferred tax liabilities
Property, plant, and equipment	(1,204,300)	(1,544,300)
Asset retirement obligation	(1,500)	-
Total deferred tax liabilities	(1,205,800)	(1,544,300)

Net deferred tax assets	$-	$-

At December 31, 2022 and 2021, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2022 and 2021.

At December 31, 2022, the Company had net operating loss carry forwards of approximately $20,778,000 for both federal and state purposes, $11,100,000 of which expire between 2021 through 2037. The remaining balance of $9,678,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2022 and 2021 differ from the statutory rate of 21% as follows:

	2022	2021

Provision (benefit) at statutory rate for the period	$(552,500)	$(683,600)
State taxes, net of federal taxes	(144,000)	(178,200)
Change in state tax rate	173,700	57,000
Adjustment of prior year tax estimates	(458,900)	73,100
Increase (decrease) in valuation allowance	981,700	731,700
Total provision (benefit)	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2020 through 2022 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no-par common stock at December 31, 2022 and 2021. In addition, the Company has authorized 1,000,000 shares of no-par preferred stock, none of which had been issued at December 31, 2022 or 2021.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2022 and 2021 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2020	426,788	$2.52-5.60
Issued	289,294	$5.60-7.00
Exercised	(46,615)	$2.52
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised	(194,869)	$2.52-5.60
Balance December 31, 2022	289,294	$5.60-7.00

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
235,722	$5.60	October 14, 2023
53,572	$7.00	November 12, 2023
289,294

Stock Options

In April 2014, the Board of Directors of the Company established a stock option plan to authorize the granting of stock options to officers and employees. Upon exercise of the options, shares are issued from the available authorized shares of the Company. Options reserved to any one related person on an annual basis may not, upon exercise, exceed 5% and the aggregate number of all options outstanding will not exceed 10% of the issued outstanding common shares in total as calculated at that time.

In September 2022, the board granted 165,000 stock options to officers, board members and employees. These options vested immediately and are exercisable at $5.25 for 3 years. Total stock-based compensation recognized on these options was $505,476 and was recognized in management ($64,333), professional services ($27,571), and general and administrative ($413,572) expenses in the consolidated statement of operations. In September 2022, the board granted an additional 15,000 stock options, 7,500 each to our independent board members. These options vested immediately and are exercisable at $4.75 for 3 years. Total stock-based compensation recognized on these options was $41,799 and was recognized in management expenses in the consolidated statement of operations.

In February 2021, the board granted 283,936 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $604,572 and was recognized in management ($147,457), professional services ($44,237), and general and administrative ($412,878) expenses in the consolidated statement of operations. In March 2021, the Company granted 3,572 stock options to an individual for services rendered to the Company. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $9,860. In October 2021 the Company granted 182,166 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.60 for 3 years. Total stock-based compensation recognized on these options was $473,143 and was recognized in management ($92,772), professional services ($27,832), and general and administrative ($352,539) expenses in the consolidated statement of operations. An additional 32 options were recorded in 2021 representing fractional share issuances related to the 1-14 reverse stock split.

The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	February 11, 2021	March 15, 2021	October 20, 2021	September 6, 2022	September 28, 2022
Fair value	$604,572	$9,860	$473,143	$505,476	$41,799
Options issued	283,936	3,572	182,166	165,000	15,000
Exercise price	$5.60	$5.60	$5.60	$5.25	$4.75
Expected term (in years)	3.0	3.0	3.0	3.0	3.0
Risk-free rate	0.19%	0.33%	0.70%	3.55%	4.12%
Volatility	97.9%	99.3%	96.6%	89.3%	89.2%

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity, continued

Transactions in stock options for the years ended December 31, 2022, and 2021 are as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2020	150,000	$1.83
Granted	469,674	$5.53
Exercised	(101,786)	$1.87
Forfeited	(10,713)	$5.60
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised	(116,078)	$4.31
Expired	(7,143)	$1.96
Forfeited	(28,001)	$5.56
Balance December 31, 2022	535,953	$5.47

Outstanding and exercisable at December 31, 2022	535,953	$5.47

At December 31, 2022 and 2021, the outstanding stock options have an intrinsic value of approximately $123,045 ($1,108,000 in 2021) and have a weighted average remaining term of 1.82 years (2.2 in 2021). Cashless options exercised in the year ended December 31, 2022 had an intrinsic value of $677,928 ($445,290 in 2021).

12. Related Party Transactions

At December 31, 2022 and 2021, the Company had a note payable to Ophir Holdings, LLC, a company owned by two officers and one former officer of the Company, at 6% interest, with monthly payments of $3,777 and a balloon payment of $60,871 in February 2024 The balance due on the note was $75,183 and $116,611 at December 31, 2022 and 2021, respectively. At December 31, 2022, $12,226 of related party debt is payable in 2023 and the remaining $62,957 is payable in 2024. Related party interest expense for the years ending December 31, 2022 and 2021 was $3,901 and $7,627, respectively. No interest was accrued at the end of either period.

The Company leases office space from certain related parties on a month-to-month basis. Payments under these short-term lease arrangements totaled $24,868 and $25,008 for the years ended December 31, 2022 and 2021, respectively, and are included in general and administrative expenses on the consolidated statement of operations.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

13. Sales of Products

Our products consist of both gold flotation concentrates which in 2021 and 2022 we sold to a broker (H&H Metals), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated, and revenue is recognized generally at the time when risk is transferred to H&H Metals based on contractual terms. Based on contractual terms, the Company has determined the performance obligation is met and title is transferred to H&H Metals when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H Metals, and H&H Metals has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H Metals upon physical receipt, and 5) we have the right to payment for the concentrate. Concentrates lots that have been sold are held at our mill up to 60 days, until H&H Metals provides shipping instructions.

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2022, metals that had been sold but not final settled included 5,361 ounces of gold of which 2,500 ounces were sold at a predetermined price with the remaining 2,861 ounces exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment and other charges negotiated by us with H&H Metals, which represent components of the transaction price. Charges are estimated by us upon transfer of risk of the concentrates based on contractual terms, and actual charges typically do not vary materially from our estimates. Costs charged by the customer include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for lead and zinc content above a negotiated baseline as well as excessive moisture.

For sales of doré and of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Gold	$10,173,034	$8,156,948
Silver	25,370	24,689
Less: Smelter and refining charges	(618,215)	(551,221)
Total	$9,580,189	$7,630,416

Sales by significant product type for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Concentrate sales to H&H Metals	$9,276,573	$7,285,651
Dore’ sales to refineries	303,616	344,765
Total	$9,580,189	$7,630,416

In 2022, floatation concentrates sold to H&H Metals accounted 97% of all gold sales. The remaining 3% in 2022 was doré sold to a third party. In 2021, floatation concentrates sold to H&H Metals accounted 95% of all gold sales. The remaining 5% in 2021was doré sold to a third party. At December 31, 2022 and 2021, our gold sales receivable balance related to contracts with customers of $909,997 and $408,187, respectively, consist only of amounts due from H&H Metals. There is no allowance for doubtful accounts. We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

14. Convertible Debt

In July 2020, the Company issued a convertible promissory note for a principal balance of $200,000 which funds were utilized for the purchase of a new jumbo underground drill. The note was collateralized by the drill. The outstanding principal amount of the note bore interest at an annual rate of 6.0% with interest payments due monthly and the unpaid principal due in June 2023. The principal amount of the note was convertible at the option of the note holder into shares of the Company’s common stock at a price of $5.60 per share (35,715 shares) prior to the maturity date of the note. Interest expense for this note was $4,000 and $12,000 for the years ended December 31, 2022 and 2021, respectively. This note was converted to Common shares as provided in the agreement in March 2022.

In March 2021, the Company issued convertible promissory notes of $1,750,000 from which funds were utilized for the purchase of an addition to the Golden Chest property. The notes were collateralized by the property as well as other unencumbered real property that the Company currently owns. The outstanding principal amount of the notes bore interest at an annual rate of 8.0% with interest payments due monthly and the principal due in March 2024. The principal amount of the notes was convertible at the option of the note holders into shares of the Company’s common stock at a price of $4.90 per share (357,151 shares) prior to the maturity date of the notes. Interest expense for this note was $34,521 and $109,775 for the years ended December 31, 2022 and 2021, respectively. These notes were converted to Common shares as provided in the agreement in March 2022.

15. Subsequent Events

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares at $5.50 per share and 35,088 shares at $5.70 for net proceeds of $878,509.

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

The management of Idaho Strategic Resources, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Chief Executive Officer/ President & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present President 1/20/17 to present CEO and 8/29/2013 to present Director 7/11/2019 to present Chairman
Grant A. Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	53	Chief Financial Officer, Vice President, & Director	7/18/1996 to present
Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	64	Director	1/10/17 to present
Rich Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	55	Director	1/12/2022 to present
Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	55	Vice President	1/16/2018 to present
Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	57	Secretary	11/20/16 to present

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2022, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, Chief Executive Officer, and Chairman of the Board, Grant Brackebusch, the Company’s Vice President, and Robert Morgan, the Company’s Vice President (the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
John Swallow	2022	125,000	4,728	-	9,190	-	-	-	138,918
President, Chief Executive Officer, & Chairman	2021	125,000	6,975	-	48,046	-	-	-	180,021
Grant Brackebusch	2022	150,000	4,728	-	9,190	-	-	-	163,918
Vice President	2021	150,000	6,975	-	48,046	-	-	-	205,021
Robert Morgan	2022	123,958	-	-	9,190	-	-	-	133,148
Vice President	2021	100,000	-	-	48,046	-	-	-	148,046

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

The Company does not have a retirement plan for its executive officers and there is no agreement, plan or arrangement that provides for payments to executive officers in connection with resignation, retirement, termination, or a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2022, 69,858 Options were vested and outstanding to directors Grant Brackebusch, John Swallow, Kevin Shiell and Rich Beaven.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa- tion ($)	Total ($)
Kevin Shiell	2022	-	-	-	30,089	-	-	-	30,089
Director	2021	-	-	-	48,046	-	-	-	48,046
Rich Beaven	2022	-	-	-	30,089	-	-	-	30,089
Director	2021	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2023 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) the CEO and CFO of the Company (the “Named Executive Officers”); and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,350,162 (a)	10.32%
Common	Robert Dumont c/o 201 N. Third Street Coeur d’Alene, ID 83814	730,096 (b)	5.58%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class[1]
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,350,162 (a)	10.32%
Common	Grant A. Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	142,483 (c)	1.09%
Common	Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	74,787 (d)	0.57%
Common	Rob Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	38,358 (e)	0.29%
Common	Rich Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	10,500 (f)	0.08%
Common	Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	48,621 (g)	0.37%
Common	All Directors and Executive Officers as a group (6 individuals)	1,664,911	12.72%

(1)	Based upon 12,256,523 outstanding shares of common stock 289,294 warrants, and 535,953 vested options at March 1, 2023.
a)	Consists of 1,338,233 shares of common stock, presently exercisable options to purchase 3,000 shares of common stock, and presently exercisable warrants to purchase 8,929 shares of common stock.
b)	Consists of 628,904 outstanding shares of common stock and presently exercisable warrants to purchase 101,192 shares.
c)	Consists of 118,054 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.
d)	Consists of 42,858 shares of common stock and presently exercisable options to purchase 31,929 shares of common stock.
e)	Consists of 13,929 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.
f)	Consists of presently exercisable options to purchase 10,500 shares of common stock.
g)	Consists of 24,192 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None

Director Independence

The Board of Directors has determined that John Swallow and Grant Brackebusch are not independent directors. Kevin Schiell and Rich Beaven are independent directors.

The Board of Directors does not have separately designated nominating or compensation committees. The entire Board performs these functions. The Company’s audit committee is comprised of two non-executive members, Kevin Shiell and Rich Beaven.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2022 and December 31, 2021 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $69,846 and $60,856 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

$7,431 in 2022 and $5,200 in 2021 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

$7,194 in other fees were incurred during 2022 and $600 in 2021 for other services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as a part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 31, 2023.
2.	Consolidated Balance Sheets—December 31, 2022 and 2021.
3.	Consolidated Statements of Operations—Years ended December 31, 2022 and 2021.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2022 and 2021.
5.	Consolidated Statements of Cash Flows—Years ended December 31, 2022, and 2021.
6.	Notes to Consolidated Financial Statements.

Exhibits

Exhibits	Description of Document
3.0*	Articles of Incorporation of New Jersey Mining Company filed July 18, 1996
3.1*	Articles of Amendment filed September 29, 2003
3.2*	Articles of Amendment filed November 10, 2011
3.3*	Bylaws of New Jersey Mining Company
3.4	Amended and Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021.
3.5	Amended and Restated By-laws of Idaho Strategic Resources, Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021.
10.1*	Venture Agreement with United Mine Services, Inc. dated January 7, 2011.
10.2***	Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014
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

10.5	Form of Convertible Note Purchase Agreement dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
10.6	Form of Convertible Promissory Note dated as of April 14, 2021, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on April 19, 2021.
10.7	Sales Agreement with Roth Capital Partners dated as of June 7, 2022, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on June 7, 2022.
10.8

Registrant’s Grant of Options to Employees and Directors of the Company dated September 6, 2022, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 6, 2022.

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

Idaho Strategic Resources, Inc.

Date: March 31, 2023	By	/s/ JOHN SWALLOW
John Swallow, President, Chief Executive Officer

Date: March 31, 2023	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President, Chief Financial Officer

