Form 10-Q
period 2023-03-31
Idaho Strategic Resources, Inc.
filed 2023-05-15
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2023, 12,256,523 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,013,804	$1,638,031
Gold sales receivable	1,342,390	909,997
Inventories	545,644	618,313
Joint venture receivable	3,527	1,926
Investment in equity securities	11,100	-
Other current assets	180,169	192,025
Total current assets	4,096,634	3,360,292

Property, plant and equipment, net of accumulated depreciation	9,758,588	9,923,386
Mineral properties, net of accumulated amortization	6,805,833	6,527,561
Investment in Buckskin Gold and Silver	334,602	334,252
Investment in joint venture	435,000	435,000
Reclamation bond	327,020	327,020
Deposits	33,500	76,110
Total assets	$21,791,177	$20,983,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$644,106	$579,541
Accrued payroll and related payroll expenses	242,923	179,149
Note payable related parties, current portion	12,657	12,226
Notes payable, current portion	810,291	859,393
Total current liabilities	1,709,977	1,630,309

Asset retirement obligation	266,116	262,217
Note payable related parties, long term	51,908	62,957
Notes payable, long term	1,125,816	1,315,068
Total long-term liabilities	1,443,840	1,640,242

Total liabilities	3,153,817	3,270,551

Commitments (Note 11)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2023-12,256,523 and December 31, 2022- 12,098,070 shares issued and outstanding	34,124,125	33,245,622
Accumulated deficit	(18,307,785)	(18,368,384)
Total Idaho Strategic Resources, Inc stockholders’ equity	15,816,340	14,877,238
Non-controlling interest	2,821,020	2,835,832
Total stockholders' equity	18,637,360	17,713,070

Total liabilities and stockholders’ equity	$21,791,177	$20,983,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three-Month Periods Ended March 31, 2023 and 2022
	March 31,
	2023	2022

Revenue:
Sales of products	$3,341,596	$2,044,417
Total revenue	3,341,596	2,044,417

Costs of Sales:
Cost of sales and other direct production costs	2,147,960	1,508,066
Depreciation and amortization	328,037	230,208
Total costs of sales	2,475,997	1,738,274
Gross profit	865,599	306,143

Other operating expenses:
Exploration	273,442	396,124
Management	68,911	54,890
Professional services	240,805	79,983
General and administrative	263,298	201,312
Loss on sale of equipment	6,120	-
Total other operating expenses	852,576	732,309
Operating income (loss)	13,023	(426,166)

Other (income) expense: Equity income on investment in Buckskin	(350)	(331)
Timber revenue net of costs	(20,724)	-
Unrealized gain on equity security	(5)	-
Interest income	(18,932)	(526)
Interest expense	8,848	47,760
Total other (income) expense	(31,163)	46,903

Net income (loss)	44,186	(473,069)
Net loss attributable to non-controlling interest	(16,413)	(17,467)
Net income (loss) attributable to Idaho Strategic Resources, Inc	$60,599	$(455,602)

Net income (loss) per common share-basic	$0.01	$(0.04)

Weighted average common share outstanding-basic	12,200,857	11,187,648

Net income (loss) per common share-diluted	$0.01	$(0.04)

Weighted average common shares outstanding- diluted	12,205,567	11,187,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three-Month Periods Ended March 31, 2023 and 2022
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Total Stockholders’ Equity

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	2,828	2,828
Issuance of common stock for cash, net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	$30,756,088	$(16,288,557)	$2,877,362	$17,344,893

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	$34,124,125	$(18,307,785)	$2,821,020	$18,637,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three-Month Periods Ended March 31, 2023 and 2022
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$44,186	$(473,069)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	328,037	230,208
Accretion of asset retirement obligation	3,899	2,516
Loss on sale of equipment	6,120	-
Issuance of common stock for services	-	32,326
Equity income on investment in Buckskin	(350)	(331)
Change in operating assets and liabilities:
Gold sales receivable	(432,393)	(398,230)
Inventories	72,669	(392,351)
Joint venture receivable	(1,601)	1,614
Other current assets	11,856	36,715
Accounts payable and other accrued liabilities	64,565	64,907
Accrued payroll and related payroll expenses	63,774	47,609
Net cash provided (used) by operating activities	160,762	(848,086)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(129,249)	(66,818)
Deposits on equipment	-	(29,891)
Proceeds from sale of equipment	8,500	-
Additions to mineral property	(284,272)	(192,112)
Purchase of equity securities	(11,100)	-
Net cash used by investing activities	(416,121)	(288,821)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering cost	878,503	2,701,000
Proceeds from exercise of common stock warrants	-	68,006
Principal payments on notes payable	(238,354)	(192,054)
Principal payments on notes payable, related parties	(10,618)	(10,203)
Contributions from non-controlling interest	1,601	2,828
Net cash provided by financing activities	631,132	2,569,577

Net change in cash and cash equivalents	375,773	1,432,670
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$2,013,804	$3,409,188

Non-cash investing and financing activities:

Notes payable for equipment purchased	$-	$241,861
Deposit on equipment paid by lender	$-	$96,000
Conversion of convertible debt to common stock	$-	$1,950,000
Deposit applied to equipment	$42,610	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared by the management of Idaho Strategic Resources, Inc (IDR) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's financial position and results of operations. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2022, in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of entities owned by other investors is presented as non-controlling interests on the consolidated balance sheets and statements of operations.

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

Other Revenue Recognition-Revenue from harvest of raw timber is recognized when the performance obligation under a contract and transfer of the timber have both been completed. Sales of timber found on the Company’s mineral properties are not a part of normal operations.

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

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2023, the Company had marketable equity securities measured at fair value using level 1 quoted prices, no liabilities required measurement at fair value. At December 31, 2022, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At March 31, 2023, and December 31, 2022, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At March 31, 2023 and December 31, 2022, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	March 31, 2023			December 31, 2022
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2023 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

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

1. The Company and Significant Accounting Policies (continued)

New Accounting Pronouncement

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

3. Inventories

At March 31, 2023 and December 31, 2022, the Company’s inventories consisted of the following:

	March 31, 2023	December 31, 2022
Concentrate inventory
In process	$68,031	$111,741
Finished goods	54,348	111,574
Total concentrate inventory	122,379	223,315

Supplies inventory
Mine parts and supplies	301,712	233,465
Mill parts and supplies	43,983	83,963
Core drilling supplies and materials	77,570	77,570
Total supplies inventory	423,265	394,998

Total	$545,644	$618,313

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At March 31, 2023, metals that had been sold but not finally settled included 5,844 ounces of which 4,500 ounces were sold at a predetermined price with the remaining 1,344 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three-month periods ended March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
Gold	$3,484,034	$2,183,024
Silver	9,522	3,440
Less: Smelter and refining charges	(151,960)	(142,047)
Total	$3,341,596	$2,044,417

Sales by significant product type for the three-month periods ended March 31, 2023, and 2022 were as follows:

	March 31,
	2023	2022
Concentrate sales to H&H Metal	$3,203,491	$2,044,417
Dore sales to refinery	138,105	-
Total	$3,341,596	$2,044,417

At March 31, 2023 and December 31, 2022, our gold sales receivable balance related to contracts with customers of $1,342,390 and $909,997, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Related Party Transactions

At March 31, 2023 and December 31, 2022, the Company had the following note payable to related parties:

	March 31, 2023	December 31, 2022
Ophir Holdings LLC, a company owned by two officers of the Company, 3.99% interest, monthly payments of $1,250 with a balloon payment of $39,854 in February 2025	$64,565	$75,183
Current portion	(12,657)	(12,226)
Long term portion	$51,908	$62,957

As of March 31, 2023 and December 31, 2022, there was no accrued interest payable to related parties. Related party interest expense for the three-months ended March 31, 2023 and 2022 is as follows.

March 31,
2023	2022
$715	$1,129

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design which is partially owned by the Company’ vice president Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three-months ended March 31, 2023 and 2022 are as follows:

March 31,
2023	2022
$6,395	$6,217

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2023 and December 31, 2022, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $3,527 and $1,926, respectively, for shared operating costs as defined in the JV agreement.

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

	March 31, 2023	March 31, 2022
	Three Months	Three Months
Incremental shares included in diluted net income (loss) per share
Stock options	4,710	-
Stock purchase warrants	-	-
	4,710	-
Excluded in diluted net income (loss) per share as inclusion would have an antidilutive effect:
Stock options	535,953	455,386
Stock purchase warrants	289,294	646,410
	825,247	1,101,796

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,292,617)	(1,249,445)
Total mill	3,661,805	3,704,977

Building and equipment
Buildings	611,382	611,382
Equipment	7,077,388	6,927,474
	7,688,770	7,538,856
Less accumulated depreciation	(2,596,219)	(2,324,679)
Total building and equipment	5,092,551	5,214,177

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	1,004,232	1,004,232
Total	$9,758,588	$9,923,386

9. Mineral Properties

Mineral properties at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Golden Chest
Mineral Property	$4,111,423	$4,088,462
Infrastructure	1,983,340	1,722,028
Total Golden Chest	6,094,763	5,810,490
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Gulch	124,055	124,055
Potosi	150,385	150,385
Park Copper	78,000	78,000
Less accumulated amortization	(89,659)	(83,658)
Total	$6,805,833	$6,527,561

For the three-month periods ended March 31, 2023 and 2022 interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

March 31, 2023	March 31, 2022
$22,961	$13,003

10. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin Gold and Silver Inc. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the property. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $350 and $331 during the quarters ended March 31, 2023 and 2022 respectively. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of March 31, 2023, the Company holds 37% of Buckskin’s outstanding shares.

11. Notes Payable

At March 31, 2023 and December 31, 2022, notes payable are as follows:

	March 31, 2023	December 31, 2022
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$303,928	$306,084
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821	306,623	345,268
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	94,605	108,904
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	75,686	89,493
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	9,126	10,891
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	3,264	4,130
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	36,756	40,687
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	21,754	23,987
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	10,465	20,660
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	140,931	170,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	131,422	143,812
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	9,190	10,820
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	29,047	33,216
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	18,440	29,256
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	360,955	407,909
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	38,450	76,287
Small Business Administration EIDL 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	162,589	163,287
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	62,148	64,648
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	64,176	66,758
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	56,551	58,182
Total notes payable	1,936,107	2,174,461
Due within one year	810,291	859,393
Due after one year	$1,125,816	$1,315,068

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Notes Payable; continued

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2023 are as follows:

12 months ended March 31,
2024	$810,291
2025	530,713
2026	76,302
2027	49,709
2028	305,052
2029	19,419
Thereafter	144,621
Total	$1,936,107

The balance of convertible debt at December 31, 2021 consisted of $200,000 convertible to Common shares at a price of $5.60 per share (35,715 shares) and $1,750,000 convertible to Common shares at a price of $4.90 per share (357,151 shares). All of this debt was converted to Common shares as provided in the respective agreements in March 2022.

12. Stockholders’ Equity

Stock issuance activity

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares at $5.50 per share and 35,088 shares at $5.70 per share for net proceeds of $878,503.

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 shares at $7.50 per share for net proceeds of $2,701,000. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised quarter 1, 2022	(23,057)	$2.52-5.60
Exercised in remainder of 2022	(171,812)	$5.60
Balance December 31, 2022 and March 31, 2023	289,294	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	235,722	$5.60	October 14, 2023
	53,572	$7.00	November 12, 2023
	289,294

13. Stock Options

There were no stock options granted during the three months ended March 31, 2022 or 2023.

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised quarter 1, 2022	(51,789)	$4.22
Exercised in remainder of 2022	(64,289)	$4.69
Expired	(7,143)	$1.96
Forfeited	(28,001)	$5.56
Balance December 31, 2022 and March 31, 2023	535,953	$5.47
Outstanding and exercisable at March 31, 2023	535,953	$5.47

At March 31, 2023, outstanding stock options have a weighted average remaining term of approximately 1.58 years and have an intrinsic value of $1,800. There were no stock options exercised during the first three months of 2023.

ITEM 2: Management's Discussion AND Analysis of Financial Condition and Results of Operations

Plan of Operation

Idaho Strategic Resources, Inc is a gold producer and critical minerals/rare earth elements exploration company focused on a diversified asset base and cash flows from operations. Its portfolio of mineral properties are located in the historic producing silver and gold districts of the Coeur d’Alene Mining region of north Idaho and the Elk City region of north-central Idaho, as well as the historic Rare Earth Elements-Thorium Belt located near the city of Salmon in central Idaho.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a focus on gold production and exploration for rare earth elements (REEs).

The Company’s gold properties include: the Golden Chest Mine (currently in production), and the New Jersey Mill (majority ownership interest), as well as the Eastern Star exploration property and other less advanced properties. The Company’s primary focus as it relates to its gold properties is to continue to grow production at the Golden Chest Mine and look to reinvest the cash flow into both the Golden Chest Mine, the New Jersey Mill, and furthering its exploration efforts near the Golden Chest - as well as at its rare earth elements properties.

In addition to its gold properties, Idaho Strategic has three rare earth elements exploration properties in Idaho known as Lemhi Pass, Diamond Creek, and Roberts. The Company’s expansion into rare earth elements came about in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles and a renewed focus on the United States’ domestic critical minerals supply chain security. To date, Idaho Strategic has conducted numerous exploration programs on its rare earth elements landholdings which include drilling, trenching, sampling, and mapping of certain areas within the Company’s 18,030-acre landholdings.

Idaho Strategic has been able to leverage its track record of operations and experience in mining, milling, and exploring at the Golden Chest Mine to develop relationships with different state government agencies, universities, national labs, and other government and non-government entities to advance its rare earth elements exploration activities on multiple fronts. Idaho Strategic plans to continue to look for additional partnerships to find mutually beneficial solutions to advance the U.S.' domestic rare earth elements supply chain.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2023, metals that had been sold but not finally settled included 5,844 ounces of which 4,500 ounces were sold at a predetermined price with the remaining 1,344 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At March 31, 2023 we reviewed our December 31, 2022 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The March 31, 2023 estimated costs would be $103,320 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Highlights during the first quarter of 2023 include:

Rare Earth Elements

•	The Company released the first drill results from its 2022 Diamond Creek rare earth elements (REEs) drill program – intercepted 11.3 meters of 1.3% total rare earth oxides (TREO) including intervals with 2.2% TREO and 1.0% niobium.

•	Also in January, Idaho Strategic announced select sample results from Lemhi Pass that returned REE grades greater than 4.2% TREO containing over 2.5% neodymium. Other select samples announced within the same press release include: 2.35% TREO containing 1.21% neodymium, 1.62% TREO containing 0.88% neodymium, and 0.98% TREO containing 0.53% neodymium.

•	In February, Idaho Strategic announced the discovery of 32 meters of continuous rare earth elements and niobium mineralization at the surface at its Diamond Creek project. The entire 32-meter interval averaged 1.28% total rare earth elements (TREE) with elevated values of 2% TREE at the 8-meter and 12-meter marks. Strong niobium mineralization reflecting grades greater than 0.5% niobium was also encountered in eight of the samples.

•	Also in February, Idaho Strategic increased its central Idaho rare earth elements landholdings via claim staking to bring its total land position amongst its three distinct projects (Lemhi Pass, Diamond Creek, and Roberts) to approximately 18,030 acres, which the Company believes makes it the largest rare earth elements landholder in the United States.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 8,500 tonnes from the 803 and 821 stopes. A total of 1,420 cubic meters of cemented rockfill were placed during the quarter. The Main Access Ramp (MAR) was extended by 82 meters at depth during the quarter below the 790 elevation and a ventilation raise was started during the quarter.

•	During March the Company completed an exploration crosscut to explore the H-Vein which is located 60 meters west of the Idaho Vein. As announced in a press release dated April 18, 2023 the crosscut intercepted a strongly mineralized vein that assayed 32.1 grams per tonne (gpt) gold over 0.43 meters on the northern rib and 54.1 gpt over 0.72 meters on the southern rib. Both samples represent true thickness. Drifting along the vein continued subsequent to the end of the first quarter.

•	Open pit mining was completed in the Jumbo Pit at the end of March. A total of 4,000 tonnes of ore were mined from the pit with 2,350 tonnes mined in the first quarter. The Jumbo Vein consists of a banded quartz vein that typically occurs 10-20 meters (m) in the hangingwall of the Idaho Fault. The vein was typically exposed for 20 to 25 meters of strike on each bench and visible gold was often observed. Composite samples of the truckloads mined in the quarter had an average of 17.3 gpt gold. Plans are being made to further explore the Jumbo Vein.

•	For the quarter ended March 31, 2023, a total of 11,144 dry metric tonnes (dmt) were processed at the Company’s New Jersey mill with a flotation feed head grade of 5.63 gpt with gold recovery of 91.5%. About 80% of the feed was from the underground stopes with the remainder coming from the Jumbo Vein open pit.

Results of Operations

Our financial performance during the quarter is summarized below:

•	Revenue increased 63% from $2,044,417 for the three-month period ended March 31, 2022, to $3,341,596 for the same period in the current year. The increase in revenue is largely due to the increased gold production throughout the quarter as well as a higher average gold price recognized on ounces produced.

•	Gross profit as a percentage of sales increased from 15% in the first quarter of 2022 to 26% in the first quarter of 2023.

•	Exploration expense decreased, when compared to the first quarter of 2022, primarily due to a decrease in drilling by the company owned and operated drill rig.

•	Professional services for the three-month period ended March 31, 2023, increased significantly, compared to the same period in 2022, due to legal fees related to merger and acquisition activity. This was a one-time increase and is not expected to continue.

•	Operating income for the three-month period ended March 31, 2023, was $13,023 which is an increase of $439,189 from an operating loss of $426,166 in the first quarter of 2022.

•	Other (income) expense increased $78,066 from an expense of $46,903 in the first quarter of 2022, to income of $31,163 in the same period in 2023. The increase was from timber sales during the first quarter of 2023, as well as increased interest income from the company’s interest-bearing money market account that was not in place during the first quarter of 2022. Interest expense also decreased significantly due to many of the company’s notes being near the end of their term.

•	Net income increased $517,255 from a net loss of $473,069 to net income of $44,186 for the three-month period ended March 31, 2023.

•	The consolidated net income for the three-month period ending March 31, 2023 and net loss for the three-month period ended March 31, 2022 included non-cash charges as follows: depreciation and amortization of $328,037 ($230,208 in 2022), loss on disposal of equipment of $6,120 (none in 2022), accretion of asset retirement obligation of $3,899 ($2,516 in 2022), issuance of common stock for services of $0 ($32,326 in 2022) and equity income on investment in Buckskin of $350 ($331 in 2022).

•	Cash cost and all-in sustaining cost per ounce increased during the first quarter of 2023 compared to the first quarter of 2022 due to a higher ratio of underground to open pit ore mined. With the completion of the Jumbo Pit in the first quarter, we expect this increased cost per ounce to reflect future mining costs more accurately as all production will be from underground at the Golden Chest for the foreseeable future.

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (GAAP) to cash cost per ounce and all-in sustaining costs (AISC) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three-month periods ended March 31, 2023, and 2022.

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

	March 31,
	2023	2022
Cost of sales and other direct production costs and depreciation and amortization	$2,475,997	$1,738,274
Depreciation and amortization	(328,037)	(230,208)
Change in concentrate inventory	72,669	(392,351)
Cash Cost	$2,220,629	$1,115,715
Exploration	273,442	396,124
Less rare earth exploration costs	(211,598)	(88,495)
Sustaining capital	120,749	96,709
General and administrative	263,298	201,312
Less stock-based compensation and other non-cash items	(9,669)	(34,511)
All in sustaining costs	$2,656,851	$1,686,854
Divided by ounces produced	1,725	1,140
Cash cost per ounce	$1,287.32	$978.70
All in sustaining cost (AISC) per ounce	$1,540.20	$1,479.70

Financial Condition and Liquidity

	For the Three Months Ended March 31,
Net cash provided (used) by:	2023	2022
Operating activities	$160,762	$(848,086)
Investing activities	(416,121)	(288,821)
Financing activities	631,132	2,569,577
Net change in cash and cash equivalents	375,773	1,432,670
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$2,013,804	$3,409,188

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2023, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2023, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2023.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares at $5.50 per share and 35,088 shares at $5.70 per share for net proceeds of $878,503.

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

___________________

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

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its:	President and Chief Executive Officer
Date	May 15, 2023

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its:	Vice President and Chief Financial Officer
Date:	May 15, 2023

