Form 10-Q
period 2023-06-30
Idaho Strategic Resources, Inc.
filed 2023-08-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2023, 12,256,523 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,230,018	$1,638,031
Gold sales receivable	840,288	909,997
Inventories	655,292	618,313
Joint venture receivable	1,554	1,926
Investment in equity securities	8,220	-
Other current assets	121,623	192,025
Total current assets	3,856,995	3,360,292

Property, plant and equipment, net of accumulated depreciation	10,786,929	9,923,386
Mineral properties, net of accumulated amortization	7,038,651	6,527,561
Investment in Buckskin Gold and Silver	335,609	334,252
Investment in joint venture	435,000	435,000
Reclamation bond	327,020	327,020
Deposits	-	76,110
Total assets	$22,780,204	$20,983,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$542,838	$579,541
Accrued payroll and related payroll expenses	235,452	179,149
Note payable related parties, current portion	-	12,226
Notes payable, current portion	1,043,523	859,393
Total current liabilities	1,821,813	1,630,309

Asset retirement obligation	270,073	262,217
Note payable related parties, long term	-	62,957
Notes payable, long term	1,738,727	1,315,068
Total long-term liabilities	2,008,800	1,640,242

Total liabilities	3,830,613	3,270,551

Commitments (Note 11)		-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2023-12,256,523 and December 31, 2022- 12,098,070 shares issued and outstanding	34,124,125	33,245,622
Accumulated deficit	(17,979,992)	(18,368,384)
Total Idaho Strategic Resources, Inc stockholders’ equity	16,144,133	14,877,238
Non-controlling interest	2,805,458	2,835,832
Total stockholders' equity	18,949,591	17,713,070

Total liabilities and stockholders’ equity	$22,780,204	$20,983,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited)

	June 30, 2023		June 30, 2022
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products	$3,236,515	$6,578,111	$2,358,492	$4,402,909
Total revenue	3,236,515	6,578,111	2,358,492	4,402,909

Costs of Sales:
Cost of sales and other direct production costs	2,099,890	4,247,850	2,109,129	3,617,195
Depreciation and amortization	343,042	671,079	241,906	472,115
Total costs of sales	2,442,932	4,918,929	2,351,035	4,089,310
Gross profit	793,583	1,659,182	7,457	313,599

Other operating expenses:
Exploration	207,369	480,811	386,781	782,905
Management	55,568	124,479	53,484	108,373
Professional services	123,238	364,043	136,035	216,018
General and administrative	123,765	387,063	273,977	475,289
(Gain) loss on disposal of equipment	(6,344)	(224)	3,901	3,901
Total other operating expenses	503,596	1,356,172	854,178	1,586,486
Operating income (loss)	289,987	303,010	(846,721)	(1,272,887)

Other (income) expense:
Equity income on investment in Buckskin	(1,007)	(1,357)	(339)	(670)
Timber revenue net of costs	-	(20,724)	-	-
Gain on forgiveness of SBA loan	-	-	(10,000)	(10,000)
Loss on investment in equity securities	2,880	2,880	-	-
Interest income	(18,756)	(37,693)	(31)	(556)
Interest expense	11,048	19,896	15,898	63,657
Total other (income) expense	(5,835)	(36,998)	5,528	52,431

Net income (loss)	295,822	340,008	(852,249)	(1,325,318)
Net loss attributable to non-controlling interest	(31,971)	(48,384)	(33,651)	(51,118)
Net income (loss) attributable to Idaho Strategic Resources, Inc.	$327,793	$388,392	$(818,598)	$(1,274,200)

Net income (loss) per common share-basic	$0.03	$0.03	$(0.07)	$(0.11)

Weighted average common share outstanding-basic	12,256,523	12,228,844	11,801,664	11,496,352

Net income (loss) per common share-diluted	$0.03	$0.03	$(0.07)	$(0.11)

Weighted average common shares outstanding- diluted	12,259,438	12,232,638	11,801,664	11,496,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Six-Month Periods Ended June 30, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	2,828	2,828
Issuance of common stock for cash, net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	$30,756,088	$(16,288,557)	$2,877,362	$17,344,893

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	$-	$-	$18,202	$18,202
Issuance of common stock for cash, net of offering costs	138,665	980,107	-	-	980,107
Issuance of common stock for warrants exercised	70,919	397,147	-	-	397,147
Issuance of common stock for cashless option exercise	26,584	-	-	-	-
Net loss	-	-	(818,598)	(33,651)	(852,249)
Balance June 30, 2022	11,985,747	$32,133,342	$(17,107,155)	$2,861,913	$17,888,100

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	$34,124,125	$(18,307,785)	$2,821,020	$18,637,360

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	$-	$-	$16,409	$16,409
Net income (loss)	-	-	327,793	(31,971)	295,822
Balance June 30, 2023	12,256,523	$34,124,125	$(17,979,992)	$2,805,458	$18,949,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods Ended June 30, 2023 and 2022

	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$340,008	$(1,325,318)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	671,079	472,115
Loss on disposal of equipment	(224)	3,901
Accretion of asset retirement obligation	7,856	5,069
Issuance of common stock for services	-	32,326
Gain on forgiveness of SBA loan	-	(10,000)
Loss in investment in equity securities	2,880	-
Equity income on investment in Buckskin	(1,357)	(671)
Change in operating assets and liabilities:
Gold sales receivable	69,709	(326,407)
Inventories	(36,979)	(432,580)
Joint venture receivable	372	1,533
Other current assets	70,402	(227,251)
Accounts payable and accrued expenses	(36,703)	69,295
Accrued payroll and related payroll expenses	56,303	43,512
Net cash provided (used) by operating activities	1,143,346	(1,694,476)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(343,356)	(229,763)
Deposits on equipment	-	(32,528)
Proceeds from sale of equipment	8,500	-
Purchase of reclamation bonds	-	(217,800)
Additions to mineral property	(523,785)	(408,913)
Purchase of equity securities	(11,100)	-
Net cash used by investing activities	(869,741)	(889,004)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	878,503	3,681,107
Proceeds from exercise of common stock warrants	-	465,153
Principal payments on notes payable	(502,948)	(406,197)
Principal payments on notes payable, related parties	(75,183)	(20,508)
Contributions from non-controlling interest	18,010	21,030
Net cash provided by financing activities	318,382	3,740,585

Net change in cash and cash equivalents	591,987	1,157,105
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$2,230,018	$3,133,623

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$76,110	$96,000
Notes payable for equipment and land purchase	$1,110,737	$630,115
Conversion of convertible debt to common stock	$-	$1,950,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared by the management of Idaho Strategic Resources, Inc (“IDR”) (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Revenue Recognition

Gold Revenue Recognition and Receivables-Sales of gold sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. For sales of doré and metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2023, the Company had equity securities measured at fair value using level 1 quoted prices and no liabilities required measurement at fair value. At December 31, 2022, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At June 30, 2023, and December 31, 2022, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At June 30, 2023 and December 31, 2022, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	June 30, 2023			December 31, 2022
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver Inc.	37%	Yes	Equity	37%	Yes	Equity

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

New Accounting Pronouncement

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Going Concern

The Company is currently producing from underground at the Golden Chest Mine. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its planned production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

3. Inventories

At June 30, 2023 and December 31, 2022, the Company’s inventories consisted of the following:

	June 30, 2023	December 31, 2022
Concentrate inventory
In process	$124,117	$111,741
Finished goods	45,468	111,574
Total concentrate inventory	169,585	223,315

Supplies inventory
Mine parts and supplies	346,109	233,465
Mill parts and supplies	62,028	83,963
Core drilling supplies and materials	77,570	77,570
Total supplies inventory	485,707	394,998

Total	$655,292	$618,313

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metal), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At June 30, 2023, metals that had been sold but not finally settled included 5,223 ounces of which 4,276 ounces were sold at a predetermined price with the remaining 947 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and six-month periods ended June 30, 2023 and 2022 were as follows:

	June 30, 2023		June 30, 2022
	Three Months	Six Months	Three Months	Six Months
Gold	$3,399,049	$6,883,110	$2,547,096	$4,730,119
Silver	13,824	23,346	3,517	6,958
Less: Smelter and refining charges	(176,358)	(328,345)	(192,121)	(334,168)
Total	$3,236,515	$6,578,111	$2,358,492	$4,402,909

Sales by significant product type for the three and six-month periods ended June 30, 2023, and 2022 were as follows:

	June 30, 2023		June 30, 2022
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$3,098,410	$6,440,006	$2,054,876	$4,099,293
Dore sales to refinery	138,105	138,105	303,616	303,616
Total	$3,236,515	$6,578,111	$2,358,492	$4,402,909

At June 30, 2023 and December 31, 2022, our gold sales receivable balance related to contracts with customers of $840,288 and $909,997, respectively, consist only of amounts due from H&H Metal. There is no allowance for doubtful accounts.

5. Related Party Transactions

At December 31, 2022, the Company had a note payable to Ophir Holdings, a company owned by two officers and one former officer of the Company, with a balance of $75,183 of which $12,226 was due within one year and the remaining $62,957 due thereafter.

The Company paid the remaining amount due to Ophir Holdings on May 10, 2023. This payment resulted in a negative net interest charge for the three and six-months ended June 30, 2023. Related party interest expense for the three and six-months ended June 30, 2023 and 2022 is as follows.

June 30, 2023		June 30, 2022
Three Months	Six Months	Three Months	Six Months
$(3,391)	$(2,676)	$1,027	$2,157

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three and six-months ended June 30, 2023 and 2022 are as follows:

June 30, 2023		June 30, 2022
Three Months	Six Months	Three Months	Six Months
$6,040	$12,435	$6,217	$12,434

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2023 and December 31, 2022, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $1,554 and $1,926, respectively, for shared operating costs as defined in the JV agreement.

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

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	June 30, 2023		June 30, 2022
	Three Months	Six Months	Three Months	Six Months
Incremental shares included in diluted net income (loss) per share
Stock options	2,915	3,794	-	-
Stock purchase warrants	-	-	-	-
	2,915	3,794	-	-
Excluded in diluted net income (loss) per share as inclusion would have an antidilutive effect:
Stock options	332,164	332,164	405,384	405,384
Stock purchase warrants	289,294	289,294	562,263	562,263
	621,458	621,458	967,647	967,647

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,337,974)	(1,249,445)
Total mill	3,616,448	3,704,977

Building and equipment
Buildings	611,382	611,382
Equipment	8,428,534	6,927,474
	9,039,916	7,538,856
Less accumulated depreciation	(2,873,667)	(2,324,679)
Total building and equipment	6,166,249	5,214,177

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	1,004,232	1,004,232
Total	$10,786,929	$9,923,386

9. Mineral Properties

Mineral properties at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Golden Chest
Mineral Property	$4,130,797	$4,088,462
Infrastructure	2,203,478	1,722,028
Total Golden Chest	6,334,275	5,810,490
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Gulch	124,055	124,055
Potosi	150,385	150,385
Park Copper	78,000	78,000
Less accumulated amortization	(96,353)	(83,658)
Total	$7,038,651	$6,527,561

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Mineral Properties (continued)

For the three and six-month periods ended June 30, 2023 and 2022, interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

June 30, 2023		June 30, 2022
Three Months	Six Months	Three Months	Six Months
$19,374	$42,335	$7,914	$20,917

10. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $1,007 and $1,357 for the respective three and six-month periods ended June 30, 2023 and $339 and $670 in 2022 for the respective three and six month periods ended June 30, 2022. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of June 30, 2023, the Company holds 37% of Buckskin’s outstanding shares.

11. Notes Payable

At June 30, 2023 and December 31, 2022, notes payable are as follows:

	June 30, 2023	December 31, 2022
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$301,734	$306,084
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821	267,297	345,268
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	80,135	108,904
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	61,759	89,493
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	7,342	10,891
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	2,387	4,130
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	32,764	40,687
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	19,487	23,987
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	50,081	-
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	-	20,660
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	118,817	170,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	111,350	143,812
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	7,532	10,820
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	24,830	33,216
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	7,438	29,256
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	313,469	407,909
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	-	76,287
Caterpillar AD30 underground truck, 40-month note payable, 8.01% interest rate payable through October 2026, monthly payments of $29,656	1,038,079	-
Small Business Administration EIDL 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	161,918	163,287
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	59,610	64,648
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	61,555	66,758
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	54,666	58,182
Total notes payable	2,782,250	2,174,461
Due within one year	1,043,523	859,393
Due after one year	$1,738,727	$1,315,068

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Notes Payable (continued)

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2023 are as follows:

12 months ended June 30,
2024	$1,043,523
2025	699,860
2026	401,863
2027	441,757
2028	41,962
2029	9,503
Thereafter	143,782
Total	$2,782,250

The balance of convertible debt at December 31, 2021 consisted of $200,000 convertible to Common shares at a price of $5.60 per share (35,715 shares) and $1,750,000 convertible to Common shares at a price of $4.90 per share (357,151 shares). All of this debt was converted to Common shares as provided in the respective agreements in March 2022.

12. Stockholders’ Equity

Stock issuance activity

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares of common stock at $5.50 per share and 35,088 shares of common stock at $5.70 per share for net proceeds of $878,503. No shares were issued in the second quarter of 2023.

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 shares of common stock at $7.50 per share for net proceeds of $2,701,000. In the first quarter of 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. In the second quarter of 2022, the Company sold 138,665 shares of common stock for net proceeds of 980,107.

Stock Purchase Warrants Outstanding

In the six months ended June 30, 2022, 93,976 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $465,453.

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised quarter 1, 2022	(23,057)	$2.52-5.60
Exercised quarter 2, 2022	(70,919)	$5.60
Exercised in remainder of 2022	(100,893)	$5.60
Balance December 31, 2022 and June 30, 2023	289,294	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	235,722	$5.60	October 14, 2023
	53,572	$7.00	November 12, 2023
	289,294

13. Stock Options

There were no stock options granted during the six months ended June 30, 2023 or 2022. Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised quarter 1, 2022	(51,789)	$1.71
Exercised quarter 2, 2022	(42,859)	$1.71
Expired quarter 2, 2022	(7,143)	$1.96
Exercised in remainder of 2022	(21,430)	$4.31
Forfeited	(28,001)	$5.56
Balance December 31, 2022 and June 30, 2023	535,953	$5.47
Forfeited	(44,789)	$5.46
Outstanding and exercisable at June 30, 2023	491,164	$5.47

At June 30, 2023, outstanding stock options have a weighted average remaining term of approximately 1.31 years and have an intrinsic value of $21,810. There were no stock options exercised during the first six months of 2023.

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

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a focus on gold production and exploration for rare earth elements (“REEs”).

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

In addition to its gold properties, Idaho Strategic has three rare earth elements exploration properties in Idaho known as Lemhi Pass, Diamond Creek, and Mineral Hill. The Company’s expansion into rare earth elements came about in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles and a renewed focus on the United States’ domestic critical minerals supply chain security. To date, Idaho Strategic has conducted numerous exploration programs on its rare earth elements landholdings which include drilling, trenching, sampling, and mapping of certain areas within the Company’s 18,030-acre landholdings.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable as a whole will occur upon final settlement of the lots. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2023, metals that had been sold but not finally settled included 5,223 ounces of which 4,276 ounces were sold at a predetermined price with the remaining 947 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At June 30, 2023 we reviewed our December 31, 2022 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The June 30, 2023 estimated costs would be $103,320 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Highlights during the second quarter of 2023 include:

Rare Earth Elements
•	Idaho Strategic announced the expansion (and consolidation) of the Company’s Roberts project with the addition of the Phyllis Gross and Lower Lee Buck claim groups; and the subsequent rebranding of this landholding as the Mineral Hill REE project.

•	Subsequent to the end of the second quarter, Idaho Strategic announced the results of a sample taken during the second quarter from the Company’s Mineral Hill project. The sample returned a grade of 23.5% total rare earth elements (TREE) and was taken from a seam of monazite enveloped between two distinct carbonatites, which each assayed 7.5% TREE respectively.

Golden Chest/Operations
•	At the Golden Chest, ore mined from underground stopes totaled approximately 8,700 tonnes with about 60% of that coming from the 797 and 812H-Vein stopes and the remainder from Idaho Vein stopes. A total of 1,800 cubic meters of cemented rockfill were placed during the quarter. The Main Access Ramp (“MAR”) and associated drifts were advanced by 60 meters at depth during the quarter to the 785 meter elevation and a ventilation raise was also completed.

•	Near the end of the quarter, the Company started work on a portal at the bottom of the Jumbo Pit as part of an exploration project to drift on the Jumbo Vein to establish vein continuity and gold grade.

•	For the quarter ended June 30, 2023, a total of 11,708 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey mill with a flotation feed head grade of 7.31 gpt gold and gold recovery of 92.6%. The head grade increased 30% over the first quarter as a result of mining on the H-vein which accounted for about one-half of the ore tonnage during the quarter with the remainder from Idaho Vein stopes and a stockpile of Jumbo open pit ore.

Results of Operations

Our financial performance during the quarter is summarized below:

•	Revenue increased 37.2% from $2,358,492 in 2022 to $3,236,515 in 2023 for the three-month period ended June 30, 2023, and increased 49.4% from $4,402,909 to $6,578,111 for the 6-month period ended June 30, 2023. The increase in revenue is largely due to the increased gold production throughout the quarter as well as a higher average gold price recognized on ounces produced. Gold production is expected to remain at approximately this level for the remainder of the year as mining on the H-Vein continues.

•	Gross profit as a percentage of sales increased from 0.3% in the second quarter of 2022 to 24.5% in the second quarter of 2023. For the six months ending June 30, 2022 gross profit as a percentage of sales was 7.1% compared to 25.2% in 2023

•	Exploration expense decreased in 2023, when compared to 2022, primarily due to a decrease in drilling by the company owned and operated drill rig, and a reduction in overall exploration activity.

•	Professional services remained relatively consistent with the exception of the six-month period where they increased significantly, compared to the same period in 2022. This was due to legal fees related to merger and acquisition activity in the first quarter of 2023. This was a one-time increase and is not expected to continue.

•	Operating income for the three-month period ended June 30, 2023, was $289,987 which is an increase of $1,136,708 from an operating loss of $846,721 in the second quarter of 2022. For the six-month period ending June 30, 2023, operating income of $303,010 was an increase of $1,575,897 over the same period in 2022 which had an operating loss of $1,272,887.

•	Other (income) expense increased $11,363 from an expense of $5,528 in the second quarter of 2022, to income of $5,835 in the same period in 2023. Other (income) expense increased $89,429 from an expense of $52,431 in the six months ending June 30, 2022, to income of $36,998 in the same period in 2023.The increase was from timber sales during the first quarter of 2023, as well as increased interest income from the company’s interest-bearing money market account that was not in place during 2022. Interest expense also decreased significantly due to many of the company’s notes being near the end of their term.

•	Net income increased $1,148,071 from a net loss of $852,249 for the three-month period ended June 30, 2022 to net income of $295,822 for the three-month period ending June 30, 2023. Net income increased $1,665,326 from a net loss of $1,325,318 in the six months ending June 30, 2022, to net income of $340,008 in the same period in 2023.

•	The consolidated net income for the six-month period ending June 30, 2023 and net loss for the six-month period ended June 30, 2022 included non-cash charges as follows: depreciation and amortization of $671,079 ($472,115 in 2022), income on disposal of equipment of $224 (loss of $3,901 in 2022), accretion of asset retirement obligation of $7,856 ($5,069 in 2022), issuance of common stock for services of $0 ($32,326 in 2022), gain on forgiveness of SBA loan of none in 2023 ($10,000 in 2022) and equity income on investment in Buckskin of $1,357 ($671 in 2022).

•	Cash cost and all-in sustaining cost per ounce decreased in 2023 compared to 2022 due to a higher ore grade and tonnes mined. A core drilling exploration program is planned for the Golden Chest for the late third and early fourth quarter which may increase all-in sustaining costs in the second half of 2023.

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion and amortization (“GAAP”) to cash cost per ounce and all-in sustaining costs (“AISC”) per ounce (“non-GAAP”).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and six-month periods ended June 30, 2023, and 2022.

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

	June 30, 2023		June 30, 2022
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$2,442,932	$4,918,929	$2,351,035	$4,089,310
Depreciation and amortization	(343,042)	(671,079)	(241,906)	(472,115)
Change in concentrate inventory	(109,648)	(36,979)	(40,229)	(432,580)
Cash Cost	$1,990,242	$4,210,871	$2,068,900	$3,184,615
Exploration	207,369	480,811	386,781	782,905
Less rare earth exploration costs	(122,760)	(334,358)	(154,130)	(242,624)
Sustaining capital	214,107	334,856	165,582	262,291
General and administrative	123,765	387,063	273,977	475,289
Less stock-based compensation and other non-cash items	514	(9,155)	3,885	(30,626)
All in sustaining costs	$2,413,237	$5,070,088	$2,744,995	$4,431,850
Divided by ounces produced	2,152	3,877	1,589	2,730
Cash cost per ounce	$924.83	$1,086.12	$1,302.01	$1,166.53
All in sustaining cost (AISC) per ounce	$1,121.39	$1,307.73	$1,727.50	$1,623.39

Financial Condition and Liquidity

	For the Six Months Ended June 30,
Net cash provided (used) by:	2023	2022
Operating activities	$1,143,346	$(1,694,476)
Investing activities	(869,741)	(889,004)
Financing activities	318,382	3,740,585
Net change in cash and cash equivalents	591,987	1,157,105
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$2,230,018	$3,133,623

The Company is currently producing from the underground mine at the Golden Chest. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its planned production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2023, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2023, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2023.

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
10.1

Registrant’s 2023 Equity Incentive Compensation Plan approved at the June 12, 2023, Annual Meeting of Shareholders, incorporated by reference Appendix B to the Company’s Schedule DEF14A(Proxy Statement) as filed with the Securities and Exchange Commission

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

_____________

****Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow, its: President and Chief Executive Officer Date August 14, 2023

By:	/s/ Grant Brackebusch
Grant Brackebusch, its: Vice President and Chief Financial Officer Date: August 14, 2023

