Form 10-Q
period 2023-09-30
Idaho Strategic Resources, Inc.
filed 2023-11-06
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Small Reporting Company	☒
		Emerging Growth Company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2023, 12,256,523 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,971,845	$1,638,031
Gold sales receivable	1,127,604	909,997
Inventories	701,493	618,313
Joint venture receivable	1,637	1,926
Investment in equity securities	6,677	-
Other current assets	333,459	192,025
Total current assets	4,142,715	3,360,292

Property, plant and equipment, net of accumulated depreciation	10,554,522	9,923,386
Mineral properties, net of accumulated amortization	7,154,092	6,527,561
Investment in Buckskin Gold and Silver	337,217	334,252
Investment in joint venture	435,000	435,000
Reclamation bond	251,310	327,020
Deposits	25,000	76,110
Total assets	$22,899,856	$20,983,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$498,374	$579,541
Accrued payroll and related payroll expenses	253,696	179,149
Note payable related parties, current portion	-	12,226
Notes payable, current portion	1,007,101	859,393
Total current liabilities	1,759,171	1,630,309

Asset retirement obligation	274,091	262,217
Note payable related parties, long term	-	62,957
Notes payable, long term	1,511,383	1,315,068
Total long-term liabilities	1,785,474	1,640,242

Total liabilities	3,544,645	3,270,551

Commitments (Note 11)

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2023-12,256,523 and December 31, 2022- 12,098,070 shares issued and outstanding	34,124,125	33,245,622
Accumulated deficit	(17,559,313)	(18,368,384)
Total Idaho Strategic Resources, Inc stockholders’ equity	16,564,812	14,877,238
Non-controlling interest	2,790,399	2,835,832
Total stockholders' equity	19,355,211	17,713,070

Total liabilities and stockholders’ equity	$22,899,856	$20,983,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine-Month Periods Ended September 30, 2023 and 2022
	September 30, 2023		September 30, 2022
	Three Months	Nine Months	Three Months	Nine Months

Revenue:
Sales of products	$3,301,221	$9,879,332	$1,745,278	$6,148,187
Total revenue	3,301,221	9,879,332	1,745,278	6,148,187

Costs of Sales:
Cost of sales and other direct production costs	1,831,847	6,079,697	1,728,214	5,345,409
Depreciation and amortization	363,442	1,034,521	245,824	717,939
Total costs of sales	2,195,289	7,114,218	1,974,038	6,063,348
Gross profit (loss)	1,105,932	2,765,114	(228,760)	84,839

Other operating expenses:
Exploration	435,439	916,250	747,217	1,530,122
Management	58,998	183,477	158,625	266,998
Professional services	80,856	444,899	85,429	301,446
General and administrative	117,178	504,241	603,274	1,078,563
(Gain) loss on disposal of equipment	-	(224)	64,739	68,641
Total other operating expenses	692,471	2,048,643	1,659,284	3,245,770
Operating income (loss)	413,461	716,471	(1,888,044)	(3,160,931)

Other (income) expense:
Equity income on investment in Buckskin	(1,608)	(2,965)	(542)	(1,213)
Timber revenue net of costs	-	(20,724)	-	-
Gain on forgiveness of SBA loan	-	-	-	(10,000)
Loss on investment in equity securities	1,543	4,423	-	-
Interest income	(23,560)	(61,253)	(322)	(878)
Interest expense	33,103	52,999	22,244	85,902
Total other (income) expense	9,478	(27,520)	21,380	73,811

Net income (loss)	403,983	743,991	(1,909,424)	(3,234,742)
Net loss attributable to non-controlling interest	(16,696)	(65,080)	(15,005)	(66,123)
Net income (loss) attributable to Idaho Strategic Resources, Inc.	$420,679	$809,071	$(1,894,419)	$(3,168,619)

Net income (loss) per common share-basic	$0.03	$0.07	$(0.16)	$(0.27)

Weighted average common share outstanding-basic	12,256,523	12,238,172	12,032,901	11,677,167

Net income (loss) per common share-diluted	$0.03	$0.07	$(0.16)	$(0.27)

Weighted average common shares outstanding- diluted	12,263,318	12,243,055	12,032,901	11,677,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Nine-Month Periods Ended September 30, 2023 and 2022
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Total Stockholders’ Equity

Balance January 1, 2022	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	2,828	2,828
Issuance of common stock for cash, net of offering costs	360,134	2,701,000	-	-	2,701,000
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	23,057	68,006	-	-	68,006
Issuance of common stock for cashless option exercise	28,981	-	-	-	-
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(455,602)	(17,467)	(473,069)
Balance March 31, 2022	11,749,579	30,756,088	(16,288,557)	2,877,362	17,344,893

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	18,202	18,202
Issuance of common stock for cash, net of offering costs	138,665	980,107	-	-	980,107
Issuance of common stock for warrants exercised	70,919	397,147	-	-	397,147
Issuance of common stock for cashless option exercise	26,584	-	-	-	-
Net loss	-	-	(818,598)	(33,651)	(852,249)
Balance June 30, 2022	11,985,747	32,133,342	(17,107,155)	2,861,913	17,888,100

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,682	1,682
Issuance of common stock for warrants exercised	100,893	565,005	-	-	565,005
Options issued to management, directors, and employees	-	547,275	-	-	547,275
Issuance of common stock for cashless option exercise	11,430	-	-	-	-
Net loss	-	-	(1,894,419)	(15,005)	(1,909,424)
Balance September 30, 2022	12,098,070	$33,245,622	$(19,001,574)	$2,848,590	$17,092,638

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	34,124,125	(18,307,785)	2,821,020	18,637,360

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	16,409	16,409
Net income (loss)	-	-	327,793	(31,971)	295,822
Balance June 30, 2023	12,256,523	34,124,125	(17,979,992)	2,805,458	18,949,591

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,637	1,637
Net income (loss)	-	-	420,679	(16,696)	403,983
Balance September 30, 2023	12,256,523	$34,124,125	$(17,559,313)	$2,790,399	$19,355,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine-Month Periods Ended September 30, 2023 and 2022
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$743,991	$(3,234,742)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,034,521	717,939
Loss (gain) on disposal of equipment	(224)	68,641
Accretion of asset retirement obligation	11,874	11,342
Stock based compensation	-	547,275
Issuance of common stock for services	-	32,326
Gain on forgiveness of SBA loan	-	(10,000)
Loss on investment in equity securities	4,423	-
Equity income on investment in Buckskin	(2,965)	(1,213)
Change in operating assets and liabilities:
Gold sales receivable	(217,607)	(20,568)
Inventories	(83,180)	(394,200)
Joint venture receivable	289	2,760
Other current assets	(141,434)	78,568
Accounts payable and accrued expenses	(81,167)	169,590
Accrued payroll and related payroll expenses	74,547	25,127
Net cash provided (used) by operating activities	1,343,068	(2,007,155)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(467,655)	(1,145,186)
Deposits on equipment	(25,000)	(31,584)
Proceeds from sale of equipment	8,500	-
Purchase of reclamation bonds	-	(222,800)
Refund of reclamation bonds	75,710	-
Additions to mineral property	(645,962)	(451,012)
Purchase of equity securities	(11,100)	-
Net cash used by investing activities	(1,065,507)	(1,787,414)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	878,503	3,681,107
Proceeds from exercise of common stock warrants	-	1,030,158
Principal payments on notes payable	(766,714)	(629,322)
Principal payments on notes payable, related parties	(75,183)	(30,916)
Contributions from non-controlling interest	19,647	22,712
Net cash provided by financing activities	56,253	4,073,739

Net change in cash and cash equivalents	333,814	279,170
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$1,971,845	$2,255,688

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$76,110	$96,000
Notes payable for equipment and land purchase	$1,110,737	$1,189,056
Conversion of convertible debt to common stock	$-	$1,950,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2023, the Company had equity securities measured at fair value using level 1 quoted prices and no liabilities required measurement at fair value. At December 31, 2022, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At September 30, 2023, and December 31, 2022, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. is accounted for using the equity method (Note 10).

At September 30, 2023 and December 31, 2022, the Company’s percentage ownership and method of accounting for each joint venture and equity method investment is as follows:

	September 30, 2023			December 31, 2022
Joint Venture	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands Joint Venture (“BHJV”)	50%	No	Cost	50%	No	Cost
Buckskin Gold and Silver Inc.	37%	Yes	Equity	37%	Yes	Equity

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

3. Inventories

At September 30, 2023 and December 31, 2022, the Company’s inventories consisted of the following:

	September 30, 2023	December 31, 2022
Concentrate inventory
In process	$157,284	$111,741
Finished goods	44,185	111,574
Total concentrate inventory	201,469	223,315

Supplies inventory
Mine parts and supplies	278,875	233,465
Mill parts and supplies	143,579	83,963
Core drilling supplies and materials	77,570	77,570
Total supplies inventory	500,024	394,998

Total	$701,493	$618,313

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metals), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At September 30, 2023, metals that had been sold but not finally settled included 6,512 ounces of which 4,182 ounces were sold at a predetermined price with the remaining 2,330 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and nine-month periods ended September 30, 2023 and 2022 were as follows:

	September 30, 2023		September 30, 2022
	Three Months	Nine Months	Three Months	Nine Months
Gold	$3,458,174	$10,347,001	$1,890,626	$6,620,745
Silver	14,283	37,630	3,034	9,992
Less: Smelter and refining charges	(171,236)	(505,299)	(148,382)	(482,550)
Total	$3,301,221	$9,879,332	$1,745,278	$6,148,187

Sales by significant product type for the three and nine-month periods ended June 30, 2023, and 2022 were as follows:

	September 30, 2023		September 30, 2022
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H Metals	$3,301,221	$9,741,227	$1,745,278	$5,844,571
Dore sales to refinery	-	138,105	-	303,616
Total	$3,301,221	$9,879,332	$1,745,278	$6,148,187

At September 30, 2023 and December 31, 2022, our gold sales receivable balance related to contracts with customers of $1,127,604 and $909,997, respectively, consist only of amounts due from H&H Metals. There is no allowance for doubtful accounts.

5. Related Party Transactions

At December 31, 2022, the Company had a note payable to Ophir Holdings, a company owned by two officers and one former officer of the Company, with a balance of $75,183 of which $12,226 was due within one year and the remaining $62,957 due thereafter.

The Company paid the remaining amount due to Ophir Holdings on May 10, 2023. This payment resulted in a negative net interest charge for the nine-months ended September 30, 2023. Related party interest expense for the three and nine-months ended September 30, 2023 and 2022 is as follows.

September 30, 2023		September 30, 2022
Three Months	Nine Months	Three Months	Nine Months
$-	$(2,676)	$924	$3,081

The Company leases office space from certain related parties on a month-to-month basis. $1,500 per month is paid to NP Depot, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three and nine-months ended September 30, 2023 and 2022 are as follows:

September 30, 2023		September 30, 2022
Three Months	Nine Months	Three Months	Nine Months
$6,120	$18,555	$6,217	$18,651

6. Joint Ventures

New Jersey Mill Joint Venture Agreement

The Company owns 65% of the New Jersey Mill Joint Venture (JV) and has significant influence in its operations. Thus, the venture is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2023 and December 31, 2022, an account receivable existed with Crescent Silver, LLC, the other joint venture participant (“Crescent”), for $1,637 and $1,926, respectively, for shared operating costs as defined in the JV agreement.

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

	September 30, 2023		September 30, 2022
	Three Months	Nine Months	Three Months	Nine Months
Incremental shares included in diluted net income (loss) per share
Stock options	6,795	4,883	-	-
Stock purchase warrants	-	-	-	-
	6,795	4,883	-	-
Potentially dilutive shares excluded from diluted net income (loss) per share as inclusion would have an antidilutive effect:
Stock options	321,449	321,449	542,525	542,525
Stock purchase warrants	289,294	289,294	289,294	289,294
	610,743	610,743	831,819	831,819

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,381,865)	(1,249,445)
Total mill	3,572,557	3,704,977

Building and equipment
Buildings	611,382	611,382
Equipment	8,535,801	6,927,474
	9,147,183	7,538,856
Less accumulated depreciation	(3,169,450)	(2,324,679)
Total building and equipment	5,977,733	5,214,177

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	1,004,232	1,004,232
Total	$10,554,522	$9,923,386

9. Mineral Properties

Mineral properties at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Golden Chest
Mineral Property	$4,141,904	$4,088,462
Infrastructure	2,314,548	1,722,028
Total Golden Chest	6,456,452	5,810,490
New Jersey	248,289	248,289
McKinley-Monarch	200,000	200,000
Butte Gulch	124,055	124,055
Potosi	150,385	150,385
Park Copper	78,000	78,000
Less accumulated amortization	(103,089)	(83,658)
Total	$7,154,092	$6,527,561

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Mineral Properties (continued)

For the three and nine-month periods ended September 30, 2023 and 2022, interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

September 30, 2023		September 30, 2022
Three Months	Nine Months	Three Months	Nine Months
$11,107	$53,442	$11,180	$32,097

10. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $1,608 and $2,965 for the respective three and nine-month periods ended September 30, 2023, and $542 and $1,213 in 2022 for the respective three and nine-month periods ended September 30, 2022. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of September 30, 2023, the Company holds 37% of Buckskin’s outstanding shares.

11. Notes Payable

At September 30, 2023 and December 31, 2022, notes payable are as follows:

	September 30, 2023	December 31, 2022
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$299,502	$306,084
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821	227,279	345,268
Paus 2 yrd. LHD, 48-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	65,492	108,904
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	47,711	89,493
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	5,537	10,891
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	1,501	4,130
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	28,710	40,687
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	17,183	23,987
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	47,284	-
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	-	20,660
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	105,994	170,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	81,435	143,812
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	5,844	10,820
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	20,565	33,216
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	-	29,256
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	265,446	407,909
Caterpillar AD22 underground truck, 48-month note payable, 6.45% interest rate payable through June 2023, monthly payments of $12,979	-	76,287
Caterpillar AD30 underground truck, 40-month note payable, 8.01% interest rate payable through October 2026, monthly payments of $29,656	969,440	-
Small Business Administration EIDL 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	160,899	163,287
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	57,033	64,648
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	58,895	66,758
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	52,734	58,182
Total notes payable	2,518,484	2,174,461
Due within one year	1,007,101	859,393
Due after one year	$1,511,383	$1,315,068

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2023 are as follows:

12 months ended September 30,
2024	$1,007,101
2025	577,853
2026	399,778
2027	349,131
2028	35,624
2029	6,490
Thereafter	142,507
Total	$2,518,484

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity

Stock issuance activity

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares of common stock at $5.50 per share and 35,088 shares of common stock at $5.70 per share for net proceeds of $878,503. No shares were issued in the second or third quarter of 2023.

The Company closed a private placement in February 2022. Under the private placement, the Company sold 360,134 shares of common stock at $7.50 per share for net proceeds of $2,701,000. In the nine-months ended September 30, 2022, the Company sold 138,665 shares of common stock for net proceeds of $980,107. In the nine-months ended September 30, 2022 the Company issued 3,572 shares of common stock at $9.05 per share for services provided for a total value of $32,326. Also, in the nine-months ended September 30, 2022, the Company issued 392,866 shares of the Company’s common stock in exchange for $1,950,000 of debt at $4.96 per share.

Stock Purchase Warrants Outstanding

In the nine-months ended September 30, 2022, 194,869 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $1,030,158.

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised	(194,869)	$2.52-5.60
Balance December 31, 2022 and September 30, 2023	289,294	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	235,722	$5.60	October 15, 2023
	53,572	$7.00	November 12, 2023
	289,294

These outstanding warrants were amended and extended on October 12, 2023, see note 14.

13. Stock Options

There were no stock options granted during the nine-months ended September 30, 2023. In September 2022, the board granted 165,000 stock options to officers, board members, and employees. These options vested immediately and are exercisable at $5.25 for 3 years. Total stock-based compensation recognized on these options was $505,476 and was recognized in management, professional services, and general administrative expenses in the statement of operations. In September 2022, the board granted an additional 15,000 total stock options, 7,500 each to our independent board members. These options vested immediately and are exercisable at $4.75 for 3 years. Total stock-based compensation recognized on these options was $41,799 and was recognized in management expenses in the statement of operations.

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised	(116,078)	$4.31
Expired	(7,143)	$1.96
Forfeited	(28,001)	$5.56
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Outstanding and exercisable at September 30, 2023	477,449	$5.47

At September 30, 2023, outstanding stock options have a weighted average remaining term of approximately 1.07 years and have an intrinsic value of $4,350. There were no stock options exercised during the first nine months of 2023

14. Subsequent Events

On October 12, 2023, IDR amended and restated warrants issued in private placements completed in October and November of 2021. The amended and restated warrants extended the exercise period of the warrants for an additional one year.

The October 2021 private placement issued warrants gave the holders the right to purchase a total of 235,722 shares of common stock at an exercise price of $5.60 per share. The expiration date of the warrants was extended from October 15, 2023 to October 15, 2024. The November 2021 private placement issued warrants gave the holders the right to purchase a total of 53,572 shares of common stock at an exercise price of $7.00 per share. The expiration date of the warrants was extended from November 12, 2023 to November 12, 2024. There were no other changes in the terms of the warrants.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we are able to reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable as a whole will occur upon final settlement of the lots. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2023, metals that had been sold but not finally settled included 6,512 ounces of which 4,182 ounces were sold at a predetermined price with the remaining 2,330 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At September 30, 2023 we reviewed our December 31, 2022 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The September 30, 2023 estimated costs would be $103,320 for the Golden Chest property and $203,600 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

Highlights during the third quarter of 2023 include:

Rare Earth Elements

•

In addition to announcing greater than 23% total rare earth elements (TREE) at the Company’s Mineral Hill Project during the third quarter, IDR geologists have thus far traced that mineralization for over 0.5 miles of strike length, utilizing the Company’s X-Ray Fluorescence (XRF) machine to confirm the continuity and possibly build upon this already impressive REE grade and composition. Detailed geological mapping of the high-grade REE seam at the Roberts prospect in preparation for drill permitting is ongoing and mapping during the third quarter has led to additional carbonatite discoveries identified throughout the Company’s broader Mineral Hill project. Additional assay results from samples taken throughout the third quarter are still pending at the lab and expect to be announced during the fourth quarter.

13

•

Simultaneous with the work at Mineral Hill, during the third quarter IDR began the first trenching program at its expansive Lemhi Pass Project with the goal of better understanding its structural geology and undertaking the sampling of prospective and known areas of REE mineralization. The Lemhi Pass Project is made up of numerous prospects spread across 10 square miles and this season IDR commenced trenching on three of its many prospects within the Company’s greater Lemhi Pass landholdings: Sparky, In-Trust, and Independence. Assay results are still pending on various samples collected from vastly different geological settings and REE mineralization.

•

At Diamond Creek, the Company advanced its USFS permit for a core drilling program in the Simer and Frank Burch prospects targeted for the summer of 2024. Additional summer geological mapping and sampling for REE’s in these areas returned results of up to 5% TREE, which enhanced drilling targets and planning.

•

During the third quarter, IDR geologists were excited to share highlights from the Company’s 2022 Diamond Creek drilling campaign with geologists of the Tobacco Root Geological Society at their 48th Annual Field Conference hosted in Salmon, ID. Two areas of Idaho Strategic Resource’s projects, Diamond Creek and Mineral Hill, were given full day field trips and the ensuing discussions were productive and informational for both IDR and the attendees at the Tobacco Root Field Conference.

Golden Chest/Operations

•

At the Golden Chest, ore mined from underground stopes totaled approximately 9,500 tonnes with about 90% of that coming from the H-Vein stopes and the remainder from an Idaho Vein stope. A total of 1,170 cubic meters of cemented rockfill (CRF) and 1,420 cubic meters of uncemented rockfill (gob) were placed during the quarter. The Main Access Ramp (“MAR”) and associated drifts were advanced by 73 meters during the quarter.

•

The Company completed exploration drifting on the Jumbo vein during the third quarter with a total of 89 meters. The Company suspended drifting on the Jumbo during the quarter to reallocate crews to H-vein development. No high-grade shoots were found by the drifting, but more drifting and longhole drilling is required to fully explore this area.

•

For the quarter ended September 30, 2023, a total of 10,430 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey mill with a flotation feed head grade of 6.41 gpt gold and gold recovery of 92.1%.

Results of Operations

Our financial performance during the quarter is summarized below:

•

Revenue increased 89.15% from $1,745,278 in 2022 to $3,301,221 in 2023 for the three-month period ended September 30, 2023, and increased 60.69% from $6,148,187 to $9,879,332 for the nine-month period ended September 30, 2023. The increase in revenue is largely due to the increased gold production throughout the quarter as well as a higher average gold price recognized on ounces produced. Gold production is expected to remain at approximately this level for the remainder of the year as mining on the H-Vein continues.

•

Gross profit as a percentage of sales increased from negative 13.1% in the third quarter of 2022 to positive 33.5% in the second quarter of 2023. For the nine months ended September 30, 2022 gross profit as a percentage of sales was 1.4% compared to 28% in 2023

•	Exploration expense decreased in 2023, when compared to 2022, primarily due to a decrease in drilling by the company owned and operated drill rig, and a reduction in overall exploration activity.

•

Professional services remained relatively consistent with the exception of the nine-month period where they increased significantly, compared to the same period in 2022. This was due to legal fees related to merger and acquisition activity in the first quarter of 2023. This was a one-time increase and is not expected to continue.

•

Operating income for the three-month period ended September 30, 2023, was $413,461 which is an increase of $2,301,505 from an operating loss of $1,888,044 in the third quarter of 2022. For the nine-month period ended September 30, 2023, operating income of $716,471 was an increase of $3,877,402 over the same period in 2022 which had an operating loss of $3,160,931.

•

Other (income) expense increased $11,902 from an expense of $21,380 in the nine-month period ended September 30, 2022, to an expense of $9,478 in the same period in 2023. Other (income) expense increased $101,331 from an expense of $73,811 in the nine months ended September 30, 2022, to income of $27,520 in the same period in 2023.The increase was from timber sales during the first quarter of 2023, as well as increased interest income from the company’s interest-bearing money market account that was not in place during 2022.

•

Net income increased $2,313,407 from a net loss of $1,909,424 for the three-month period ended September 30, 2022 to net income of $403,983 for the three-month period ended September 30, 2023. Net income increased $3,978,733 from a net loss of $3,234,742 in the nine months ended September 30, 2022, to net income of $743,991 in the same period in 2023.

•

The consolidated net income for the nine-month period ended September 30, 2023 and net loss for the nine-month period ended September 30, 2022 included non-cash charges as follows: depreciation and amortization of $1,034,521 ($717,939 in 2022), income on disposal of equipment of $224 (loss of $68,641 in 2022), accretion of asset retirement obligation of $11,874 ($11,342 in 2022), stock based compensation of $0 ($547,275 in 2022), issuance of common stock for services of $0 ($32,326 in 2022), gain on forgiveness of SBA loan of $0 in 2023 ($10,000 in 2022), loss on investment in equity securities $4,423 ($0 in 2022), and equity income on investment in Buckskin of $2,965 ($1,213 in 2022).

•

Cash cost and all-in sustaining cost per ounce decreased in 2023 compared to 2022 due to a higher ore grade mined. A core drilling exploration program is planned for the Golden Chest for the late third and early fourth quarter which may increase all-in sustaining costs in the last quarter of 2023.

Cash Costs and All-In Sustaining Costs Reconciliation to GAAP-Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (“GAAP”) to cash cost per ounce and all-in sustaining costs (“AISC”) per ounce (“non-GAAP”).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and nine-month periods ended September 30, 2023, and 2022.

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

	September 30, 2023		September 30, 2022
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$2,195,289	$7,114,218	$1,974,038	$6,063,348
Depreciation and amortization	(363,442)	(1,034,521)	(245,824)	(717,939)
Change in concentrate inventory	(46,201)	(83,180)	38,380	(394,200)
Cash Cost	$1,785,646	$5,996,517	$1,766,594	$4,951,209
Exploration	435,439	916,250	747,217	1,530,122
Less rare earth exploration costs	(150,693)	(485,051)	(120,407)	(363,030)
Sustaining capital	149,299	484,155	851,311	1,113,602
General and administrative	117,178	504,241	603,273	1,078,563
Less stock-based compensation and other non-cash items	(3,953)	(13,108)	(617,745)	(648,371)
All in sustaining costs	$2,332,916	$7,403,004	$3,230,243	$7,662,095
Divided by ounces produced	1,993	5,870	1,360	4,094
Cash cost per ounce	$895.96	$1,021.55	$1,298.97	$1,209.38
All in sustaining cost (AISC) per ounce	$1,170.55	$1,261.16	$2,375.18	$1,871.54

Financial Condition and Liquidity

	For the Nine Months Ended September 30,
Net cash provided (used) by:	2023	2022
Operating activities	$1,343,068	$(2,007,155)
Investing activities	(1,065,507)	(1,787,414)
Financing activities	56,253	4,073,739
Net change in cash and cash equivalents	333,814	279,170
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$1,971,845	$2,255,688

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2023, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2023, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2023.

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
10.1

Registrant’s 2023 Equity Incentive Compensation Plan approved at the June 12, 2023, Annual Meeting of Shareholders, incorporated by reference Appendix B to the Company’s Schedule DEF14A (Proxy Statement) as filed with the Securities and Exchange Commission

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

Date November 6, 2023

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer

Date: November 6, 2023

