Form 10-K
period 2023-12-31
Idaho Strategic Resources, Inc.
filed 2024-03-25
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41320

Idaho Strategic Resources, Inc.
(Name of small business issuer in its charter)

Idaho	82-0490295
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

201 N. Third Street, Coeur d’Alene, ID 83814

(Address of principal executive offices) (zip code)

(208) 625-9001

Registrant’s telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, No par value	IDR	NYSE American

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act    Yes ☐     No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the filings included in this filing by the registrant as defined in Rule 12b of the Exchange Act include any corrections of an error to previously issued financial statements   Yes ☐     No ☒

Indicate by check mark whether any of those corrections (if any) are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    Yes ☐     No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2023 was $57,230,152.

On March 1, 2024 there were 12,559,878 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Idaho Strategic Resources, Inc. (“IDR”)’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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

Exploration Stage-As defined by the United States Securities and Exchange Commission (“SEC”)-includes all issuers engaged in the search for mineral deposits (reserves), which are not in the production stage.

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

Ramp-An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically, ramps are inclined at a slope grade of approximately 15%.

Rare Earth Elements-Comprised of 15 elements that range in atomic number from 57 (lanthanum) to 71 (lutetium) on the periodic table. Most of the rare earth elements are not as rare as the group’s name suggests. Although rare earth elements are relatively abundant in the Earth’s crust, they are rarely concentrated into mineable ore deposits. These elements are in demand because they are essential for a diverse and expanding array of high-technology applications and emerging alternative energy uses.

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

Shoot-A body of ore, usually of elongated form, extending downward or upward in a vein.

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

Unpatented Claim-A mineral claim staked on United States Public Domain (“USPD”) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface, which is USPD. Any exploration or mining on the claim must first be submitted in a plan of operations for approval to the appropriate federal land management entity.

Wallrock-Usually barren rock surrounding a vein.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

History and Organization

Idaho Strategic Resources, Inc. (“the Company”, “Idaho Strategic”, “IDR”, “our”, “us”, or “we”) was incorporated under the laws of the State of Idaho on July 18, 1996. The Company’s head office and registered records office is located at 201 N. 3rd St. Coeur d’Alene, ID 83814. On December 6, 2021, the Company changed its name to Idaho Strategic Resources, Inc. (formerly New Jersey Mining Company (“NJMC”)) to better reflect its corporate focus, Idaho-based operations and being domiciled in Idaho. IDR is one of the few resource-based companies (public or private) possessing the combination of officially recognized U.S. domestic rare earth element properties (in Idaho) and Idaho-based gold production located in an established mining community.

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

General Description of the Business

Idaho Strategic produces gold at the Golden Chest Mine located in the Murray Gold Belt (“MGB”) area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 7,000 acres of patented and unpatented land, the Company has the largest private land position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

The Company is an established gold producer, with surface and underground mining operations at its 100-percent owned Golden Chest Mine and conducts milling operations at its majority-owned New Jersey Mill. In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” rare earth elements (“REE”). The Company’s Diamond Creek and Mineral Hill REE properties are included the U.S. national REE inventory as listed in United States Geologic Survey (“USGS”), Idaho Geologic Survey (“IGS”) and Department of Energy (“DOE”) publications. Both projects are in central Idaho and participating in the USGS Earth MRI program, with the Diamond Creek Project also participating in the Idaho Department of Commerce’s Idaho Global Entrepreneurial Mission (“IGEM”) program.

The Company focuses its exploration and production efforts in historical mining districts located within the state of Idaho. Its portfolio of mineral properties includes:

•	The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt of North Idaho;
•	Approximately 1,500 acres of patented mineral property and over 5,000 acres of nearby and adjacent un-patented mineral property. These holdings are considered early-stage exploration properties and located within the MGB, many of which include historic gold mines and known gold mineralization;
•	REE Projects–located in the Idaho Rare Earth Element-Thorium (“REE-Th”) Belt near Salmon, Idaho. Projects include;

o	Lemhi Pass – Significant land package with high value REE potential–USGS also recognized as the #1 thorium prospect in the U.S.
o	Diamond Creek – Nationally recognized rare earth prospects in the US
o	Mineral Hill – Nationally recognized and high grade REE property in the northern portion of the Idaho REE-Th Belt

•	A significant portfolio of early-stage exploration properties in Central Idaho, primarily in the Elk City area.

In addition to its portfolio of exploration, pre-development, and producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

The Company has focused its efforts on expanding underground development and production at the Golden Chest Mine and assembled its extensive land holdings within the MGB area. With all debt associated with the start-up of operations behind it, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress, combined with the existing infrastructure and development, has created a solid foundation of real estate holdings, and a tangible base of value regardless of market cycles.

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

Customer Dependence and Product Distribution

The Company sold all its flotation gold concentrate to H&H Metals Corporation (“H&H Metals” or “H&H”) of New York, NY which accounted for 99% of gold sales in 2023. The remaining gold sales were gold doré which was sold to a western U.S. refinery. H&H Metals is also an IDR shareholder. Although not expected, if H&H Metals could not purchase the gold concentrate, it is anticipated another customer could be found readily as the flotation gold concentrate is a high value concentrate with minor deleterious element content.

The Company ships its gold concentrate overseas to smelters in South Korea and Japan. The global shipping challenges due to Covid-19 were largely remedied in 2022 and the Company was able to ship a substantial portion of its concentrate inventory reducing the amount of inventory stored at the New Jersey Mill, returning inventory to near pre-pandemic levels.

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

The New Jersey Mine, Golden Chest Mine, and other nearby properties are part of the expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any IDR projects. There is no known evidence that previous operations at the New Jersey Mine (prior to 1910) caused any groundwater or surface water pollution or discharged any tailings into the South Fork of the Coeur d’Alene River; however, it is possible that such evidence could surface. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover old mine tailings that may have washed downstream from upstream mining operations. There are no mineral processing tailings deposits at the Golden Chest Mine. However, at least two old adits have small water discharges. The Company could conceivably be required to conduct cleanup operations at its own expense; however, the Environmental Protection Agency’s (“EPA”) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects. Recently, the EPA has proposed a new cleanup plan that greatly increases the number of historic mine sites to be reclaimed, however, the plan has not been approved. IDR has not received any notifications that it could be liable for any environmental cleanup.

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

The Company is also subject to the rules of the U.S. Department of Labor, Mine Safety and Health Administration (“MSHA”) for the New Jersey Mill and Golden Chest Mine operations. When an underground mine or mill is operating, MSHA performs a series of regular quarterly inspections to verify compliance with mine safety laws and can assess financial penalties for violations of MSHA regulations. A typical mine citation order for a violation that is not significant or substantial is about $200.

The New Jersey Mill has two State of Idaho permits. The first is a permit for its tailings storage facility with the Idaho Department of Water Resources (“IDWR”). The Company submitted an engineered design for the tailings storage facility and constructed a buttress and Phase 5 lift in 2022, and the Phase 6 lift in 2023. IDWR inspected and approved the tailings storage facility for tailings disposal in Phase 5 and Phase 6. The Company posted a reclamation bond of $107,000 for the tailings storage facility. An Idaho Cyanidation Permit was granted for the New Jersey Mill on October 10, 1995 [No. CN-000027]. Construction of the concentrate leach plant at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring. In 2022 the Company submitted a Closure Plan for the cyanidation permit since it no longer uses the cyanidation process. The plan is under review the by the Idaho Department of Environmental Quality (“IDEQ”). The plan calls for continued surface and groundwater monitoring for as long as tailings are deposited in the tailings storage facility and for a post-closure period of five years. IDR estimates the cost of water-monitoring associated with the concentrate leach plant to be approximately $10,000 per year. The New Jersey Mill also has an EPA general stormwater permit.

The Idaho Department of Lands (“IDL”) approved a surface mining reclamation plan for the New Jersey Mine in 1993. The plan calls for grading of steep fill slopes and planting of vegetation on the area disturbed by the open pit mine. IDR pays an annual reclamation fee of $133 to IDL for surface disturbance associated with the New Jersey Mine open pit. The Company has estimated its costs to reclaim the New Jersey Mine and Mill site to be $117,000.

The Company submitted a reclamation plan to IDL for its past open pit mining operation at the Golden Chest Mine. The plan was approved, and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices. Surface water monitoring is also performed at the Golden Chest and results are reported to IDEQ on a quarterly basis. The Company estimates the cost of this water monitoring at $6,000 annually. The Golden Chest Mine also has an EPA general stormwater permit.

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take as much as several months of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area. As an example, IDR’s core drilling at Diamond Creek on USFS administered land required a bond of $85,800 for minimal disturbance with drill pads adjacent to an existing road. If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company’s total number of full-time employees is 42.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders; however, it plans to deliver an annual report to shareholders in 2024. The annual report will contain audited financial statements. The Company may also rely on the Internet to deliver annual reports to shareholders.

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

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

•	mineral reserves, resources, and exploration targets that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
•	•future ore grades, throughput and recoveries;
•	future metals prices;
•	future capital and operating costs;
•	environmental, reclamation and closure obligations;
•	permitting and other regulatory considerations;
•	asset impairments;
•	valuation of business combinations;
•	future foreign exchange rates, inflation rates and applicable tax rates;
•	reserves for contingencies and litigation; and
•	deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions.

You may lose all or part of your investment.

If we are unable to effectively develop, mine, recover and sell adequate quantities of gold or generate cash flows from our other diversified precious and strategic metals properties (including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures), it is unlikely that the cash generated from our internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

Because we may never earn significant revenues from our mine operations or our other diversified precious metal-based and strategic metal properties, our business may fail.

We recognize that if we are unable to generate significant revenues from the exploration and exploitation of our mineral reserves or our other diversified precious and strategic metals properties in the future, we will not be able to earn profits or continue operations. We have begun to generate positive operating income; however, there can be no assurance that this will continue. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate significant revenues or ever achieve profitability. If we are unsuccessful, our business will fail, and investors may lose all their investment in our Company.

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

Our strategic plan is focused on high-value, cash-generating, precious and strategic metal-based activities, including, but not limited to, precious and strategic metal exploration, resource development, economic feasibility assessments and cash-generating mineral production. Many of the factors that impact our ability to execute our strategic plan, such as the advancement of certain technologies, legal and regulatory obstacles and general economic conditions, are beyond our control. Changes in value or a lack of demand for the sale of non-core assets would negatively affect the Company’s financial condition and performance. Our inability to identify successful joint venture candidates and to complete joint ventures or strategic alliances as planned or to realize expected synergies and strategic benefits could impact our financial condition and performance. Our inability to deploy capital to maximize shareholder value could impact our financial performance. We cannot give assurance that we will be able to execute any or all of our strategic plan. Failure to execute any or all of our strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Associated with Operations, Climate, Development, Exploration, and Acquisition Risks

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

Competition and unforeseen limited sources of supplies needed for our proposed exploration work could result in occasional shortages of supplies of certain products, equipment, or materials. There is no guarantee we will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect our anticipated business operations and increase our expenses.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral properties, claims, or leases. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease exploration activity and/or operations.

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

Resource and other mineralized material statements are estimates only and are subject to uncertainty due to factors including metal prices, inherent variability of the mineral deposits and recoverability of metal in the mining and beneficiation processes.

Our reports of mineral resources and other mineralized material depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of mineralized material and grades must be considered as an estimate only. In addition, the quantity of mineral resources and mineral reserves may vary depending on metal prices. Any material changes in the quantity of mineral resources, mineral reserves, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

Our mining and metal production depends on the availability of sufficient water supplies.

Our mining and milling operations require significant quantities of water for mining, processing, and related support facilities. Continuous production at our mines and mill is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water.

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

Climate Change could negatively or positively impact our operations and financial performance.

Climate change is expected to create more extreme weather patterns that can increase the frequency of droughts and increase the amount of rainfall, circumstances that require careful water management. Potential key material physical risks to the Company from climate change include but are not limited to: increased volumes of mine contact water requiring storage and treatment, increased design requirements for stormwater diversion and associated water management systems, and reduced freshwater availability due to potential drought conditions. Warmer winters may make it easier to operate mine in the winter and extend the exploration drilling season. We have identified opportunities and risks with the advent of technologies that support decarbonization and renewable energy sources, such as: electric vehicles and energy storage that may require the metals we produce seek to produce in the future. These technologies may not have the same reliability as conventional technologies and costs may increase to produce such technologies, which could negatively impact our financial performance.

Our operations are subject to a range of risks related to climate change and transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

Climate change is expected to create more extreme weather patterns that can increase the frequency or severity of forest and droughts and sudden heavy rainfall. These latter two events require careful water management. Potential key material physical risks to the Company from climate change include, but are not limited to:

•	increased volumes of mine contact water requiring storage and treatment;
•	increased design requirements for stormwater diversion and associated water management systems;
•	reduced freshwater availability due to potential drought conditions;
•	damage to roads and other infrastructure at our sites due to extreme weather events, including intense rainfalls and related events such as landslides; and
•	unpermitted or otherwise non-compliant discharge of wastewater due to an increased frequency of extreme weather events exceeding the design capacity of existing tailings storage facilities and other stormwater management infrastructure.

Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on-site related to extreme weather events, worker aviation, and transport to or from the site, and local or global supply route disruptions that may limit the transport of essential materials and supplies. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans. The occurrence of weather and climate events have in the past and could in the future cause us to incur unplanned costs, which may be material, to address or prevent resulting damage.

In addition, we have identified opportunities and potential risks for the Company as we shift toward a low-carbon economy. Technologies that support decarbonization include renewable energy sources, electric vehicles, and energy storage, all of which require the metals we produce. However, renewable energies currently may not have the same reliability as conventional energy sources. Thus, as we transition toward renewable energy sources, we could experience a possible curtailment of our energy supply, and these new energy sources may cost more in the future than our current supplies, which could negatively impact our financial performance. Further, transitioning to a lower-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus, and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to our business.

Policy and regulatory risk related to actual and proposed changes in climate and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for our operations, third-party smelters and refiners, and our suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation and remediation obligations.

The development and deployment of technological improvements or innovations will be required to support the transition to a low-carbon economy, which could result in write-offs and early retirement of existing assets, increased costs to adopt and deploy new practices and processing including planning and design for mines, development of alternative power sources, site level efficiencies and other capital investments.

A failure to meet our climate strategy commitments and/or societal or investor expectations could also result in damage to our reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to our ability to conduct our operations and develop our projects, which may result in a material adverse impact on our business, financial position, results of operations and growth prospects.

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

As opportunities rise, we expect to continue to acquire properties with gold and strategic metals reserves or mineralized material with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold and other strategic metals at the time of the acquisition. We expect our potential future revenues to be derived from the production and sale of gold and strategic metals from these properties or from the sale of some of these properties. The value of any mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and strategic metals has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and strategic metals, and therefore the economic viability of our projects, cannot accurately be predicted. Any drop in the price of gold or strategic metals would negatively affect our asset values, cash flows, potential revenues, and profits.

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

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. We expect to engage or hire on employees in order to continue the development of our mines. While we anticipate taking all measures that we deem reasonable and prudent in connection with the production phase, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such development, production, or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

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

Any future agreements that we may enter into also could expose us to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, we may not be successful in finding suitable targets on terms that are favorable to us, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance our business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for our business. We may also encounter difficulty integrating the operations, personnel, and financial and operating systems of an acquired business into our current business.

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

The Company’s production, development and exploratory mining operations are subject to numerous federal, state and local laws and regulations governing the operations, discharge, emission, or release of materials into the environment and the protection of the environment and human health and safety, including the Federal Clean Water Act (“CWA”), Clean Air Act (“CAA”), Endangered Species Act (“ESA”), Safe Drinking Water Act (“SDWA”), Migratory Bird Treaty Act (“MBTA”), National Environmental Policy Act (“NEPA”, Resource Conservation and Recovery Act (“RCRA”), and Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Federal initiatives are often also administered and enforced through state agencies operating under parallel state statutes and regulations. Failure to comply with such rules and regulations could result in substantial penalties or construction or operational delays or requirements to cease production and have an adverse effect on the Company. These laws and regulations may, among other things:

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

Under these laws and regulations, the Company could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil, and criminal penalties. The Company maintains limited insurance coverage for sudden and accidental environmental damages. Accordingly, the Company may be subject to liability, or it may be required to cease production from properties in the event of environmental damages. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in the Company’s current and planned operations and future activities and reduce the profitability of operations.

At the state level, surface mining operations in Idaho are regulated by IDL. The surface mining regulations require water monitoring to protect surface and ground water and results are submitted to IDEQ. If any degradation of existing water quality is found, regulations require the Company to work with the state regulators to mitigate any impacts on water quality. In addition, we are required to hold Idaho reclamation permits required under Idaho law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Idaho regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance, and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of our operations.

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

The Company is currently authorized to issue 200,000,000 shares of common stock, of which 12,397,615 shares were issued and outstanding as of December 31, 2023, and 1,000,000 shares of preferred stock, of which no Preferred Shares are outstanding as of December 31, 2023. To maintain its capital at desired levels or to fund future growth, the board may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences, and privileges senior to, that may adversely impact, the Company’s current shareholders.

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

Risks Related to Cybersecurity

Our information technology systems may be vulnerable to cyber-attack or other disruption, which could place our systems at risk for data loss, operational failure, or compromise of confidential information.

We rely on various information technology systems. These systems remain vulnerable to disruption, damage, or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyber-attacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage our systems are under continuous and rapid evolution, and we may be unable to detect efforts to disrupt our data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure and could have a material adverse effect on our business, financial condition, or results of operations. We may incur material losses relating to cyber-attacks or other information security breaches in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, we may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management program. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that such potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Treasurer with assistance from the management team. Any significant Cyber incidents that they become aware of are reported to the board of directors.

There were no material cyber security incidents discovered in 2023.

ITEM 2. DESCRIPTION OF PROPERTIES

Note on New SEC Mining Disclosure Rules

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. Readers are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will eventually convert to mineral reserves. Inferred resources have more uncertainty than Measured or Indicated as the estimation parameters assume mineralized continuity over greater distances which may not accurately reflect the actual mineralization.

Summary

The map below shows the locations of our operations and our exploration properties.

Figure 1 - Property Location Map

The following table summarizes our aggregate metal quantities produced and sold, which only includes the quantities produced and sold from the Golden Chest Mine (the Company’s only producing mine) for the last three years:

		Year Ended December 31,
		2023	2022	2021
Gold -	Ounces produced	8,247	6,103	4,826
	Payable ounces sold	7,673	5,672	4,493

The following table summarizes the Company’s total in-situ proven and probable mineral reserves (the Golden Chest Mine is the Company’s only property with calculated reserves) as of December 31, for the last three years:

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2021	38,700	4.87	2.0	93%
Proven and Probable Reserves	2022	53,754	4.73	2.0	93%
Proven and Probable Reserves	2023	127,477	6.74	3.2	93%

The following table summarizes the Company’s total in-situ mineral resources (the Golden Chest Mine is the Company’s only property with calculated mineral resources) for the last two years as of December 31, 2023.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2022	403,724	4.57	2.0	93.0%
Indicated	2022	692,024	4.32	2.0	93.0%
Measured + Indicated	2022	1,095,748	4.41	2.0	93.0%
Inferred	2022	753,502	3.44	2.0	93.0%
Measured	2023	406,605	4.10	2.0 UG & 1.4 OP	93.0% UG 85% OP
Indicated	2023	665,550	4.00	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured +
Indicated	2023	1,072,155	4.04	2.0 UG & 1.4 OP	93.0% UG 85% OP
Inferred	2023	743,793	3.23	2.0 UG & 1.4 OP	93.0% UG 85% OP

More information on the Company’s mineral reserves and resources is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, prepared by the Qualified Persons (“QP”) under Section 1300 of SEC Regulation S-K, Grant A. Brackebusch, P.E., Robert J. Morgan, PG, PLS., and Andrew A. Brackebusch, P.E.

The table below summarizes the Company’s production and exploration-stage properties.

Property	State & County	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Golden Chest Mine	Idaho, Shoshone	100%	86 patented claims (1,322 acres) and 217 unpatented claims (4,300 acres)	Private land and public land administered by USFS and BLM. All permits required for production in place.	Production	Underground/Open Pit	Au, Ag	Orogenic gold, veins.
New Jersey Mill	Idaho, Shoshone	Joint Venture (65% Assets, 3,000 tonnes per month)	Private land (35 acres) and 10 unpatented claims (50 acres).	Private land, all permits required for production in place.	Production	Not Applicable (N/A)	N/A	N/A
Diamond Creek	Idaho, Lemhi	100%	244 unpatented claims (4,900 acres).	Public land administered by USFS, Plan of Operations in place.	Exploration	Underground	Rare earth elements, Au	Vein
Lemhi Pass	Idaho, Lemhi & Montana, Beaverhead	100%	State lease (565 acres) and 568 unpatented claims (11,425 acres).	Public land administered by Idaho, BLM and USFS. Plan of Operations required.	Exploration	Underground/Open Pit	Rare earth elements	Vein
Mineral Hill (formerly Roberts)	Idaho, Lemhi	100%	109 unpatented claims (2,200 acres).	Public land administered by USFS. Plan of Operations required.	Exploration	Underground	Rare earth elements	Vein
Eastern Star	Idaho, Idaho	100%	11 patented claims (220 acres) and 71 unpatented claims (1,420 acres).	Private land and public land administered by BLM and USFS. Plan of Operations required.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Butte Highlands	Montana, Silver Bow	25% Joint Venture Interest	Patented claims (135 acres) and unpatented claims.	Private land with operating permits from Montana DEQ and USFS.	Development	Underground	Au, Ag	Orogenic gold, veins
New Jersey Mine	Idaho, Shoshone	100%	Private land (250 acres) and unpatented claims (130 acres).	Private land and public land administered by the BLM. Surface mining permit with Idaho.	Exploration	Underground/Open Pit	Au, Ag	Orogenic gold, veins
Murray Area	Idaho, Shoshone	100%	Patented claims (590 acres) and 123 unpatented claims (2,460 acres).	Private land and public land administered by the BLM and USFS.	Exploration	Underground	Au, Ag	Orogenic gold, veins
McKinley	Idaho, Idaho	100%	28 unpatented claims (560 acres).	Public land administered by USFS.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Park Copper/Gold	Idaho, Shoshone	100%	5 patented claims (90 acres)	Private land	Exploration	Underground	Cu, Au, Ag	Vein

GOLDEN CHEST MINE

Figure 2 – Aerial Photo of Golden Chest Mine in February 2020

The Golden Chest Mine (“Golden Chest”) is the Company’s only Production Stage mine and is comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho. The Golden Chest includes 86 patented mining claims (1,322 acres) and 217 unpatented claims (4,300 acres). The open pit mine is permitted with IDL and the Company has posted a reclamation bond for an approved reclamation plan. IDR is the operator and owns 100% of Golden Chest, LLC (owner of the Golden Chest). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Calibre Mining Corporation (“Calibre” formerly Marathon Gold Corporation). The mineralization occurs as gold-quartz veins associated with an orogenic deposit type. Ore from the Golden Chest is processed off-site at the New Jersey Mill in Kellogg, Idaho. For more information concerning the Golden Chest, please refer to the information set forth under the caption “Individual Properties-MATERIAL OPERATING PROPERTIES” and under the caption “Golden Chest Mine” in this Item 2.

NEW JERSEY MILL

Property Location

The New Jersey Mill is a fully permitted, 360-tonne per day, flotation mill and concentrate leach plant (“CLP”) located two miles east of Kellogg, Idaho, in the Coeur d’Alene Mining District. The CLP is permitted with IDEQ. The mill is located on the same property as the New Jersey Mine, adjacent to U.S. Interstate Highway 90 and easily accessed year-round by local roads. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Property Ownership and Operation

The New Jersey Mill is operated by IDR. In 2011, IDR signed a joint venture (“JV”) agreement with Crescent Silver, LLC (“Crescent”) to increase the capacity of the New Jersey Mill. Crescent funded the expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. IDR is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings, and surface rights over the patented mill site claim. Unpatented mill site claims are also part of the JV.

Present Condition of Plant & Equipment

Mill Expansion and Crescent Ore Processing

The expansion of the New Jersey Mill was completed in 2012, rendering it capable of processing 360 tonnes of sulfide ore per day to produce a single flotation concentrate. The expansion cost approximately $3.2 million, all of which was funded by Crescent under terms of the JV (Ex. 10.1). The expansion project included the installation of a new cone crusher, a new fine ore bin, new conveyors, a new 2.4-meter by 4.0-meter ball mill, additional flotation cells, a new paste thickener, associated pumps, and a new building.

Current Ore Processing Operations

In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit and underground at the Golden Chest. In 2023, the New Jersey Mill processed 40,128 tonnes at an average head grade of 6.71 gpt gold with 92% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 289,368 tonnes at the New Jersey Mill.

The New Jersey Mill recycles process water and utilizes a paste tailings disposal process patented by IDR founder Fred Brackebusch to minimize impacts to the environment. By implementing paste tailings processing methods, IDR can recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. IDR was recognized as a “Pollution Prevention Champion” by IDEQ in 2014 for its efforts to reduce pollution at the New Jersey Mill. The Company submitted a permit for an expansion of its existing tailings storage facility (“TSF”) which was approved. The expansion has enough tailings storage capacity for at least two years. The Company has begun ordering long lead time items for a tailings filtration circuit at the mill as part of a paste backfill plant at the Golden Chest which would slightly extend the life of the TSF. The Company has also submitted a Closure Plan for its cyanide leach circuit which is under review by IDEQ.

As of December 31, 2023, the Company had a net capital cost of $3,524,099 associated with the New Jersey Mill.

Permit Requirements

The New Jersey Mill has all the required environmental permits to operate currently and into the foreseeable. Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the milling operation. A summary of the permits held by the Company are found in following table:

Permit Descriptions

Permit Description	Reference
Idaho Cyanidation Permit for New Jersey Mill	#CN-0026-001 Idaho Department of Environmental Quality
Tailings Storage Facility New Jersey Mill	94-7509 Idaho Department of Water Resources
Air Quality Exemption (Crushing) for New Jersey Mill	Idaho Department of Environmental Quality

RARE EARTH OVERVIEW

Idaho Strategic controls and operates three REE properties known as Diamond Creek, Mineral Hill (formerly Roberts), and Lemhi Pass. The three properties together make up approximately 19,090 acres of unpatented lode mining claims, and one State of Idaho mineral lease, within Idaho’s 70-mile long REE-Th Belt. All three of Idaho Strategic’s properties have seen substantive historic exploration conducted by the USGS in the 1950s, and more recently by the IGS. IDR has completed numerous geologic mapping programs, surface sampling programs, and has completed one drill program and one trenching program to date on its REE land holdings. While each of the three properties IDR controls are early-stage, the Company considers the properties material to its business due to qualitative factors such as the potential for the company’s properties to be advanced toward future production on an unknown timeline, and the potential importance of REE’s in low-carbon technology and national defense technologies, which could see increased demand in the future. To date, Idaho Strategic has not established any known resources or reserves on its REE properties and plans to continue to advance the projects as funding and permitting allows. For more information concerning the Diamond Creek, Mineral Hill, and Lemhi Pass REE properties, please refer to the information set forth under the caption “Individual Properties-MATERIAL EXPLORATION PROPERTIES” and under their respective caption in this Item 2.

Individual Properties – MATERIAL OPERATING PROPERTIES

GOLDEN CHEST MINE

Figure 3 - Golden Chest Mine Location Map

Property and Location

The Golden Chest is a gold Production Stage property comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho, and 115 km east of the city of Coeur d’Alene, Idaho at Latitude 47o37’14” North and Longitude 115o49’43” West. The Golden Chest includes 86 patented mining claims (1,322 acres) and 217 unpatented claims (4,300 acres). The surface mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed at the property in 2014 with power supplied by Avista Utilities.

Property Ownership

The core of the Golden Chest is a contiguous group of 26 patented claims where all modern mining has taken place to date. The Company owns the rights to both the surface and subsurface minerals on all patented claims at the Golden Chest directly and through its 100% held subsidiary Golden Chest, LLC (“GCLLC”), excluding the Joe Dandy Claim where IDR owns only the subsurface mineral rights. The total patented claim position covers 1,322 acres. As these patented claims are considered private lots, legal access is allowed. Property taxes on patented claims are assessed by Shoshone County each year and IDR has paid the taxes in full.

IDR currently maintains 217 unpatented mining claims covering 4,300 acres. The claims have been filed with the BLM agency and at the Shoshone County Courthouse. Annual maintenance fees are paid to the BLM by September 1, and the Golden Chest unpatented claim fees have been paid and are in good standing.

Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Calibre.

Property History

The Golden Chest was developed in the late 1800’s through the early 1900’s as part of the first gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining at the Golden Chest (prior to IDR’s ownership) produced approximately 65,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest Mine is considered to be the largest historic lode producer of gold in northern Idaho.

Modern exploration of the Golden Chest area began in the late 1970’s with several companies, including Cominco-American and Golden Chest Inc. (“GCI”), targeting gold and massive sulfides. Drill tests by GCI included a 200-foot hole from surface that intersected a 60-foot zone containing multiple low-grade gold-bearing quartz veins.

Newmont Exploration Ltd. (“Newmont”) followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980’s. Newmont drilled 35 shallow reverse-circulation and five core holes. In 2010 and 2011, a JV between IDR and Calibre drilled 18,300 meters of core and published a resource report in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

In September 2013, the Skookum Shoot portion of the Golden Chest property was leased to Juniper Mining Company (“Juniper”). Juniper began construction in Q3 2014, spending an estimated $7 to $9 million on mine development and infrastructure, building a modern gold mine that reached production in May 2015. Mining activities continued until September 2015 when Juniper ceased operations and terminated its lease, forfeiting the mine and infrastructure back to GCLLC.

Present Condition, Work Completed, and Exploration Plans

Current Underground Operations

The Golden Chest underground mine is accessed by a primary decline or main access ramp (“MAR”) with a complimentary escape-way incline ramp, and a series of ventilation raises. The primary mining method is underhand drift-and-fill utilizing cemented rock-fill (“CRF”). During 2023, IDR mined a total of 37,780 tonnes of ore at an average grade of 6.36 gpt gold. The ore came from stopes on the H-Vein and Idaho Vein in the Skookum Shoot. The MAR was extended at depth during 2023 to the 778 sublevel which required about 135 meters of ramp development and 100 meters of associated sumps, muck-bays, and raises. Additionally, 435 meters of stope access ramps were completed during the year.

Current Open-Pit Operations

In 2023, IDR finished its open pit mining operation at the Golden Chest which commenced in August of 2016. The Jumbo Pit, which was the last of three pits and was started in 2022, was completed in March 2023. A total of 4,000 tonnes of ore were mined from this pit with 2,350 tonnes mined this year. Since the Jumbo Pit was completed, the Company has focused on mining underground as its only source of ore.

Exploration Plans and Results

Modern exploration, including over 30,000 meters of drilling, reveals six NW-trending ore shoots at Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Current underground mining occurs within the Skookum Shoot and the H-Vein. Excellent exploration potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy shoots to the south. During 2022, a total of 6,353 meters of core drilling was completed with drilling at the Klondike, Paymaster, Skookum, Argus, Evans, Ida, and Badger areas. Highlights of the 2022 drilling included drillhole GC 22-212 which intersected 8.77 gpt gold over 9.2 meters in the Klondike area, and GC 22-223 which intersected 16.6 gpt gold over 1.23 meters in the Paymaster area. A majority of the drilling was intended to upgrade and further define mineral resources, however some grassroots exploration drilling also took place in the western portion of the property. A highlight of the grassroots exploration was the discovery of a shallow, broad, low-grade zone at the Argus prospect where AG 22-2 assayed 0.56 gpt gold over 24 meters. The Argus is located about 2.8 kilometers northwest of the active mining area at Golden Chest. During the summer of 2023, an exploration drift 89 meters in length was completed on the southern Jumbo Vein. No high-grade material was encountered, but long-hole drilling is planned to fully explore this area. In the fourth quarter of 2023, a total of 3,740 meters of core drilling (16 holes) were completed at the Golden Chest on the H-Vein and the primary focus was to increase drillhole density enough to upgrade the H-Vein from Mineral Resources to Mineral Reserves which was successful. A highlight of the H-Vein drilling was an intercept in hole GC-23-233 which assayed 18.7 gpt gold over 2.24 meters.

Present Condition of Plant & Equipment

The Golden Chest underground main access ramp was originally developed in 2013 at nominal 4-meter by 4.5-meter cross-section. Additional development by IDR in the MAR has been completed recently. There are several metal buildings on the mine surface constructed from 2012 through 2021 including a core shed with offices, a mine shop, and associated mine dry and warehouse. The mine electrical service is a three-phase, 500 kilo-volt-ampere installation supplied by Avista Utilities.

As of December 31, 2023, the Company had a capitalized development and investment cost of $7,005,353 associated with the Golden Chest.

Geology & Mineralization

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The mineralization occurs as gold- quartz veins associated with an orogenic deposit type. The orogenic system at the Golden Chest appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principal vein exploited at the Golden Chest in the recent past has been the Skookum Shoot. It is associated with the Idaho Fault and juxtaposes the quartzites of the upper Prichard Formation against finer-grained argillites which is also of the upper Prichard Formation. In mid-2023 after successful drifting on the H-Vein which is approximately 60 meters west of and in the hangingwall of the Idaho Fault, mining was shifted to this vein. The H-Vein occupies the same type of lithologic contrast as the Idaho Vein and is also associated with a fault, the Timberking Fault. The H-Vein has demonstrated significantly higher gold grades than the Skookum Shoot.

Veins occur adjacent to the Idaho Fault both in its footwall, and in its hangingwall where the H-Vein is found. The mineralization occurs in two types of quartz veins, banded and massive. These veins are generally conformable to bedding in the Proterozoic age Prichard Formation. The banded veins, which occur primarily in argillite, contain, pyrite, arsenopyrite, galena, sphalerite, and visible gold. Thicker, massive veins occur in quartzite and contain pyrite, galena, chalcopyrite, sphalerite, scheelite and visible gold.

The table below summarizes the Company’s Mineral Reserves for the past three years. Note that proven and probable reserves were not reported separately for 2021.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2021	38,700	4.87	2.0	93%
Proven Reserves	2022	32,039	4.37	2.0	93%
Probable Reserves	2022	21,715	5.26	2.0	93%
Total Proven and Probable Reserves	2022	53,754	4.73	2.0	93%
Proven Reserves	2023	78,935	7.21	3.2	93%
Probable Reserves	2023	48,542	5.98	3.2	93%
Total Proven and Probable Reserves	2023	127,477	6.74	3.2	93%

Notes:

1.	Classification of Mineral Reserves is in accordance with S-K 1300 classification system.

2.	Mineral Reserves were estimated by Idaho Strategic Resources and reviewed and accepted by the QP’s.

3.	Mineral Reserves are 100% attributable to Idaho Strategic Resources

4.	Mineral Reserves are estimated at a cutoff of 3.2 Au PPM (grams/tonne)

5.	Mineral Reserves are estimated using a 3-year trailing average gold price of $1850/troy ounce.

6.	Mineral Reserves are contained within the H-Vein and Idaho Vein domains which are both located in the Skookum area. A majority of the Reserve is located in the H-Vein.

7.	An average mining width of 3 m was used for the Reserves reporting for the Idaho Vein.

8.	An average mining width of 2.4 m was used for the Reserves reporting for the H-Vein.

9.	Minimum mining width dilution is accounted for in the estimate.

10.	Numbers may not add due to rounding.

The 2023 Mineral Reserve increased over the previous year because more drill holes were completed through the higher-grade H-Vein which resulted in the conversion from Mineral Resources to Mineral Reserves.

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

Equation 1 go/no-go cut-off

The in-stope cut-off is used when material in a defined stope must be mined to reach higher grades. In this scenario the mining cost is considered sunk and is omitted from Equation 1 as the cost was incurred regardless of the ore/waste determination at the face. Evaluating equation 1 omitting mining cost yields a value of 3.24 gpt which was rounded to 3.2 gpt for the Mineral Reserves.

The table below summarizes the Company’s mineral resources for the year ending December 31, 2023. Resources were calculated by the Company starting on December 31, 2022. An historic resource report was completed by a third party in 2012, but it was not an SK-1300 compliant resource.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2022	403,724	4.57	2.0	93.0%
Indicated	2022	692,024	4.32	2.0	93.0%
Measured + Indicated	2022	1,095,748	4.41	2.0	93.0%
Inferred	2022	753,502	3.44	2.0	93.0%
Measured	2023	406,605	4.10	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Indicated	2023	665,550	4.00	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Measured +
Indicated	2023	1,072,155	4.04	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Inferred	2023	743,793	3.23	2.0 UG & 1.4 OP	93.0% UG & 85% OP

Notes:

1.	Classification of Mineral Resources is in accordance with the S-K classification system.

2.	Mineral Resources were estimated by IDR staff and reviewed and accepted by the QP’s.

3.	Mineral Resources are exclusive of Mineral Reserves in the Skookum Zone (includes H-Vein), whereas there are no Mineral Reserves currently at the Paymaster or Klondike Zones.

4.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

5.	Revenues produced at the Golden Chest are subject to a 2% NSR Royalty.

6.	Bulk density was calculated based on laboratory testing of representative vein samples and applied to the vein shapes.

7.

Mineral Resources are estimated at 2 grams per tonne (gpt) for each of the underground (UG) zones. The Skookum Zone Surface Portion (OP) of the resource was optimized using Vulcan pit optimizer with historical open pit mining costs and results in a surface resource with a cut-off grade of 1.4 gpt.

8.	Cutoff values used were calculated using the three-year trailing average gold price of $1850 USD/Troy Oz.

9.	Numbers may not add due to rounding.

For more information, see Section 12 of Exhibit 96.1, the Technical Report Summary on the Golden Chest, Idaho, prepared for the Company by the Qualified Persons under Section 1300 of SEC Regulation S-K, Grant A. Brackebusch, P.E., Robert J. Morgan, PG, PLS, and Andrew A. Brackebusch, P.E.

Permit Requirements

The Golden Chest Mine has all the required environmental permits to operate currently and into the foreseeable future. Some permits may require modification if operating conditions change, but typically these changes can be completed without impeding the mining operation. A summary of the permits held by the Company are found in the following table:

Permit Descriptions

Permit Description	Reference
Idaho Surface Mine Reclamation Plan for Golden Chest	#S312900 Idaho Department of Lands
US EPA Stormwater Pollution Prevention Plan For New Jersey Mill and Golden Chest Mine	Multi-Sector General Permit
Idaho Shallow Injection Well for Golden Chest	#S94X-0026-001 Idaho Department of Water Resources

In 2023, MSHA did not issue any citations for Section 104 S&S violations associated with the Golden Chest Mine or New Jersey Mill. Reference is made to Exhibit 95 to this report.

Individual Properties–MATERIAL EXPLORATION PROPERTIES

DIAMOND CREEK

Overview & History

The Diamond Creek Project is a REE Exploration Stage property located approximately 13 kilometers (8 miles) north-northwest of the town of Salmon, Idaho. Diamond Creek is operated by IDR and consists of 244 unpatented lode mining claims situated in the Eureka Mining District Lemhi County, Idaho in Township 23N, Range 21E, Sections 2, 3, 10, 11, 14, 15, 23,25, 26, 27,34,35; Township 22N, Range 21E, Sections 1 and 2 (Boise Meridian) and makes up approximately 4,900 acres.

The Diamond Creek Project is located in the central portion of the Idaho REE-Th Belt. The Diamond Creek mineral claims are located on public lands managed by the USFS. The claims require an annual maintenance fee of $165 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Diamond Creek as well as the investments to explore the project are expensed each year that they are paid. Therefore, Diamond Creek does not show on the Company’s books and does not qualify as a Material Property for financial purposes, rather the Company considers Diamond Creek material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known mineral reserves or resources on the Diamond Creek property.

Idaho Strategic initially staked the mining claims comprising the Diamond Creek Project in April 2020 and added claims to the group in January 2023. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties on the unpatented lode claims.

The Diamond Creek Project was historically prospected for gold, until the 1950’s when U.S. government sponsored country-wide exploration for raw materials related to nuclear power resulted in the discovery of unique thorium and REE mineralization at Diamond Creek by the USGS and the IGS. Several other companies have undertaken minor rare earths exploration programs on the property including one stage of limited core drilling with some notable REE mineralization encountered. Diamond Creek is mentioned in numerous reports including a USGS report written in 1979 by M.H. Staatz.

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

As part of the Company’s ongoing participation in the Idaho Department of Commerce’s IGEM Program, Idaho Strategic was able to provide approximately sixty 5-gallon buckets of surface material from its Diamond Creek drill pad reclamation efforts to the University of Idaho for their continued studies regarding alternative, environmentally friendly REE extraction and separation methods.

The Company previously obtained all necessary permits to drill the Diamond Creek Project in 2022. After drilling, all reclamation was completed and approved by the USFS. An additional drilling POO has been submitted to the USFS for the 2023-2024 field year. The new POO will expand on the 2022 results at Lucky Gem and Contact areas as well as additional drilling targeting REE mineralization on the southern end of the Diamond Creek Project in the area known as Simer. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Diamond Creek and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

Drill core samples at Diamond Creek were taken from the drill rig to a secure, Company-owned facility prior to logging by Company geologists. The core is then logged and samples for assay are obtained by sawing the core in half longitudinally while trying to ensure a representative sample is submitted to the laboratory for analysis. All the samples that have been publicly released were analyzed by ALS Minerals using Ore Grade REE analysis (ME-MS81h) and reported niobium results were analyzed using Fusion XRF- NB Ore Grade (Nb-XRF10).

MINERAL HILL

Overview & History

The Mineral Hill Project (formerly Roberts) is a REE Exploration Stage property located approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho. Mineral Hill is operated by IDR and consists of 109 unpatented lode mining claims situated in the greater Mineral Hill district in Sections 3,4,9,10,11,13,14,15,16,22,23,24, Township 24 North, Range 19 East and makes up approximately 2,200 acres. The Project is located in the northern portion of the Idaho REE-Th Belt. The Mineral Hill mineral claims are located on USPD land, which is managed by the USFS. The claims require an annual maintenance fee of $165 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Mineral Hill as well as the investments to explore the project are expensed each year that they are paid. Therefore, Mineral Hill does not show on the Company’s books and does not qualify as a material Property for financial purposes, rather the Company considers Mineral Hill material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Mineral Hill property.

Idaho Strategic initially staked the mining claims comprising the Mineral Hill Project in early 2020. Throughout Idaho Strategic’s ownership of the Project, the Company has staked additional claims at its discretion based upon exploration conducted to date. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties.

The Mineral Hill Project and the greater Mineral Hill district was historically prospected for gold and copper in the early 1900’s. In the early 1950’s rare earth mineralization was discovered and documented by Abbott (1954) and Anderson (1958) from the Idaho Geological Survey and Kaiser (1956) with the USGS. Abbott (1954) reported cutting a 2.5-foot sample across the lode at the Robert Lode which returned 21.5% combined rare earth oxides and thoria.

Geology and Mineralization

The REE mineralization at the Mineral Hill property is associated with a unique group of igneous rocks known as carbonatites. Carbonatites are carbonate rocks sourced from magmatic origins, with primary carbonate compositions exceeding 50%. The Mineral Hill property contains two of the eight known carbonatite occurrences within the Mineral Hill District. The first carbonatite can be found in a northwest-trending seam which measures approximately 400 meters (1,300 feet) long and 90 meters (300 feet) wide; the second occurrence appears to be a smaller carbonatite plug, measuring about 200 meters in diameter.

Infrastructure and Facilities

The Mineral Hill Project currently does not contain any facilities on-site. The Project is accessible by road for approximately 8 months out of the year via National Forest Road 036 (Indian Creek Road). Idaho Strategic utilizes a combined shop and office building located in the town of Salmon, Idaho, to stage equipment, log and process samples, house company employees, and conduct all other rare earth exploration activities relating to Mineral Hill.

Present Condition & Recent Activities

From 2020 to present, Idaho Strategic has conducted surface sampling, geophysical surveys and geologic mapping is select areas of its mineral claims. The Mineral Hill Project has two carbonatite prospects with REE mineralization, the “Upper Roberts” and the “Lower Roberts”, which are located about 500 meters apart. The Upper Roberts occurrence outcrops along a northwest strike for greater than 400 meters and demonstrates high-grade REE mineralization in a number of surface samples. One sample taken by Company geologists returned assays of combined rare earth elements oxide in excess of 34%, including 3% neodymium. The company’s samples show critical REEs like neodymium, praseodymium, and samarium in abundance. Similarly, as with IDR’s Diamond Creek property, REE’s are not the only valuable commodities. Gold and niobium may also be in profitable concentration as by-products. Recent samples collected from the Mineral Hill property, show assays with gold values up to 8.8 grams per ton and niobium as high as 0.50%. Exploration plans include further geologic mapping, sampling, and geophysical surveys in order to prepare the project for its inaugural drill program. The permitting process for a drill program at Mineral Hill is underway and any future drilling activities will be subject to permit approval and funding.

Moving forward, Idaho Strategic plans to advance the Mineral Hill Project by developing drill targets aimed at verifying the extent and grade of the two carbonatites that the Company’s geologists have identified and mapped from the surface. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Mineral Hill and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

LEMHI PASS

Overview & History

The Lemhi Pass Project is a REE and thorium Exploration Stage property located approximately 41 kilometers (25 miles) southeast of the town of Salmon, Idaho and stretches into Montana. Lemhi Pass is operated by IDR and consists of 568 total unpatented lode mining claims situated in the McDevitt Mining District, Lemhi County, Idaho in Township 19N, Range 24E, Sections 1, 2, 11, 12, 13, 14, 24; Township 19N, Range 25E, Sections 4, 5, 6, 7, 8, 9, 10, 15, 21, 22 (Boise Meridian) and in the Bloody Dick Mining District, Beaverhead County, Montana in Township 10S, Range 15W, Sections 20, 21, 22, 27, 28, 29, 34, 35 and Township 11S, Range 15W, Sections 10, 11, 14, 15, PB 38. Additionally, IDR has a mineral lease on 565 acres with the State of Idaho for T19N, Range 25E, Section 16. The Project is located in the southern portion of the Idaho REE-Th Belt and straddles the ID-MT border. The property package is mainly contiguous and makes up approximately 11,990 acres. Approximately 407 unpatented lode claims are situated in Idaho, while the remaining 161 unpatented lode claims are situated in Montana.

The claims fees and lease fees necessary to obtain and hold the mineral rights at Lemhi Pass as well as the investments to explore the project are expensed each year that they are paid. Therefore, Lemhi Pass does not show on the Company’s books and does not qualify as a material Property for financial purposes, rather the Company considers Lemhi Pass material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements and thorium in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Lemhi Pass Project.

Idaho Strategic initially staked the mining claims comprising the Lemhi Pass Project in October 2021 and have added claims, based upon exploration, to the group in February 2022 and again in January 2023. The unpatented lode claims are wholly owned by IDR and there are no underlying royalties on the unpatented lode claims. The Lemhi Pass mineral claims are located on BLM land and require an annual maintenance fee of $165 per claim per year which must be paid to the BLM by September 1 of each year. The State of Idaho mineral lease has a term of 20 years with an annual rent of $1,695, increased annually by 3%. The State of Idaho mineral lease has a minimum annual royalty of $1,000 years 1 through 5; $2,500 years 6 through 20.

The Lemhi Pass Project was historically prospected for gold and copper until 1949 when its unique geologic setting was recognized by the USGS and the IGS during the U.S. government sponsored country-wide exploration for raw materials related to nuclear power. These campaigns resulted in the discovery of thorium in several areas of Lemhi County, including the REE occurrences in the Lemhi Pass area. Several other companies have undertaken minor thorium-related exploration programs on the property, including historic reports of past thorium production. Lemhi Pass is mentioned in numerous reports including the 2009 USGS Circular 1336 titled “Thorium Deposits of the United States – Energy Resources for the Future?” which features parts of the Company’s Lemhi Pass Project on its cover page.

Geology and Mineralization

The Company initially staked the Lemhi Pass Project to target an area with the greatest concentration of known veins where the Lemhi Pass, Dan Patch, and Bull Moose faults intersect or approach one another. REE and thorium mineralization at Lemhi Pass is found primarily in the REE mineral monazite. Monazite is a phosphate mineral and most of the Company’s strongest REE values are associated with phosphorus. The monazite at Lemhi Pass occurs as opaque, subhedral, yellow-green to reddish-brown crystals which are mostly microscopic in size, making it hard to detect with the naked eye. Samples taken by the USGS of 31 vein samples, showed TREO contents ranging from 0.073% to 2.20% Staatz (1972a). IDR sampling in 2023 showed total rare earths assays up to 5% validating Company belief that the Lemhi Pass District is largely underexplored for REE’s; since their discovery in the district was ancillary, to the government’s search for nuclear related fuels in the 1950’s.

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

Present Condition & Recent Activities

To date, Idaho Strategic has conducted surface sampling, geologic mapping, and trenching programs throughout its ownership of the mineral claims from 2021 to present. Select Idaho Strategic sample and trench results have revealed rare earth grades ranging from 0.67% TREO to 5% TREO from areas of the project that had not been well tested for REE’s in the past.

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

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry in order to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

Internal Controls on Exploration and Development Drilling Programs

Exploration and development drilling programs are performed using industry standard quality control methods for drilling, logging, sampling, and analytical procedures. The laboratory used by IDR for sample preparation and analyses is: American Analytical Services, Inc. (“AAS”), located at 59148 Silver Valley Rd, Osburn, ID 83849. AAS is ISO 17025 Certified for Mineral and Ore Chemical Testing. Fire assaying is the only method used to quantify gold in core samples and muck samples. Occasionally Atomic Absorption is use for multi-element analysis.

IDR’s Quality Assurance/Quality Control (“QA/QC”) program has been in place since the GCLLC JV in 2011. The QA/QC program consists of inserting blanks and commercially certified standards into the sample stream. A blank or a standard is inserted into the sample sequence at least every 10 samples. All standards are commercially certified and have been prepared in advance by accredited labs. The QP’s reviewed the results of blank assay and only 2 of 327 samples returned an assay greater than the detection limit for fire assay, 0.060 gpt gold.

For all the samples processed by AAS on behalf of GCLLC/IDR, the following methods were used to obtain a fire assay for gold. Samples received at AAS are sorted and coded. They are then placed in the sample drying room and dried at 60°C. All drill samples are collected from the rig daily by mine staff and transported to the locked and secure mine office/core shed building. Sample security has relied upon the fact that the samples were always attended or locked in appropriate sample storage areas. Samples remain within the custody of staff up to the moment the samples are delivered to the laboratory at which time AAS assumes custody. Chain of custody procedures include filling out sample submittal forms that are sent to the laboratory with sample shipments to make certain that all samples are received by the laboratory.

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

None.

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

As of March 1, 2024, there were approximately 1,200 shareholders of record of the Company’s Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company’s Common Stock is Equinity Trust Company, LLC: 48 Wall Street, Floor 23, New York, NY 10005.

Securities Authorized for Issuance Under Equity Compensation Plans

In April 2014 the Board of Directors of the Company established a stock option plan (“2014 Equity Incentive Compensation Plan”) to authorize the granting of stock options to officers and employees. Upon exercise of the options, shares are issued from the available authorized shares of the Company.

In May 2023, a new equity incentive plan (“2023 Equity Incentive Compensation Plan”) was voted on, and approved, by the shareholders of the Company. This plan allows for the issuance of up to 1,225,600 shares of the Company’s common stock in the form of stock options (which may be incentive stock options or nonqualified stock options) or other stock-based awards, such as stock appreciation rights, restricted stock, restricted stock units and performance shares. As of December 31, 2023, there have been no awards made under this new plan.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2014 Equity Incentive Compensation Plan approved by the board	477,449	$5.47	0
2023 Equity Incentive Compensation Plan approved by the board and shareholders	0	0	1,225,600
Equity compensation plans not approved by the board	0	0	0
Total	477,449	$5.47	1,225,600

Recent Sales of Unregistered Securities

In the event that the Company pays for goods and services with restricted common stock the policy is to determine the fair value of the goods or services to determine the number of corresponding shares to be issued. When applicable, an agreed upon price for our common stock is used that considers the bid/offer price as quoted by the NYSE-American.

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

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Idaho Strategic is a gold producer and critical minerals/REE exploration company focused on a diversified asset base and cash flows from operations. Its portfolio of mineral properties are located in the historic producing silver and gold districts of the Coeur d’Alene Mining region of north Idaho and the Elk City region of north-central Idaho, as well as the historic REE-Th Belt located near the city of Salmon in central Idaho.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a focus on gold production and exploration for REEs.

The Company’s gold properties include: the Golden Chest (currently in production), and the New Jersey Mill (majority ownership interest), as well as the Eastern Star exploration property and other less advanced properties. The Company’s primary focus as it relates to its gold properties is to continue to grow production at the Golden Chest Mine and look to reinvest the cash flow into both the Golden Chest, the New Jersey Mill, and furthering its exploration efforts near the Golden Chest, as well as at its REE properties.

In addition to its gold properties, Idaho Strategic has three REE exploration properties in Idaho known as Lemhi Pass, Diamond Creek, and Mineral Hill. The Company’s expansion into REE’s came about in an effort to diversify its holdings towards the anticipated demand for these elements in the electrification of motorized vehicles and a renewed focus on the United States’ domestic critical minerals supply chain security. To date, Idaho Strategic has conducted numerous exploration programs on its REE properties which include drilling, trenching, sampling, and mapping of certain areas within the Company’s 19,090-acre landholdings.

Idaho Strategic has been able to leverage its track record of operations and experience in mining, milling, and exploring at the Golden Chest to develop relationships with different state government agencies, universities, national labs, and other government and non-government entities to advance its REE exploration activities on multiple fronts. Idaho Strategic plans to continue to look for additional partnerships to find mutually beneficial solutions to advance the U.S.’ domestic REE supply chain.

Critical Accounting Estimates

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on experience and on various other assumptions our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Our management has discussed the development and selection of our most critical financial estimates with the Audit and Finance Committee of our Board of Directors. The following paragraphs identify our most critical accounting policies:

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2023, metals that had been sold but not final settled included 5,176 ounces of gold of which 3,320 ounces were sold at a predetermined price with the remaining 1,856 ounces exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At December 31, 2023, we made an estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations would be $104,000 for the Golden Chest property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. We make periodic reviews of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and adjust our account balances accordingly. At this time, we think that an adjustment in our asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to our expenses by an undetermined amount.

Golden Chest Highlights for 2023 include:

•	Produced a total of 8,247 ounces of gold contained in concentrates and doré.
•	Commenced mining of the high-grade H-Vein at the Golden Chest mine.
•	Mined 37,780 tonnes of ore from underground at the Golden Chest Mine at an average grade of 6.36 gpt gold and completed 135 meters of development to the MAR and 100 meters of associated sumps, muck-bays, and raises. Additionally, 435 meters of stope access ramps were completed during the year.
•	Mined 2,350 tonnes of ore from the Jumbo pit at an average grade of 12.40 gpt gold.
•	Processed 40,130 dry metric tonnes at the Company’s New Jersey Mill with an average gold head grade of 6.71 gpt and gold recovery of 92%.
•	Completed approximately 3,740 meters of core drilling at the Golden Chest to convert H-Vein Mineral Resources to Mineral Reserves.
•	A highlight of the core drilling was GC-22-233 which intercepted 18.7 gpt gold over 2.24 meters in the H-Vein.
•	Completed mining in the open pit and transitioned fulltime to underground production.

REE Exploration Highlights for 2023 include:

•	Trenched up to 5% total REE’s at Lemhi Pass - including magnet REE concentrations in excess of 70%.
•	Sampled 28.2% and 34.1% TREO at the Company’s Mineral Hill REE project.
•	Added to the Company’s Mineral Hill REE landholdings and expanded the strike length of known REE mineralization over 0.5 miles.
•	Provided numerous REE samples to collaborative partners from various national laboratories, universities, and government agencies.

Corporate Highlights for 2023 include:

•	Achieved the first full year of profitability from production in Company history and recorded its fifth consecutive quarter of profitability.
•	Announced the addition of Carolyn Turner to the Company’s Board of Directors.

Results of Operations

Our financial performance for the years ended December 31, 2023, and 2022 is summarized below:

•	Revenue from concentrate sales increased 42.6% to $13,656,733 for the year ending December 31, 2023, compared to $9,580,189 for the comparable period in 2022. The increase was due to 2,001 more ounces of gold sold during the year, as well as higher gold prices recognized on concentrate sales. Another contributing factor to the increase was that a majority of ore processed during the year came from underground in the H-vein, whereas in 2022, ore was sourced from a combination of open pit and underground. We anticipate ore from the H-vein to be the primary source of ore for 2024.
•	Gross profit for the year ended December 31, 2023 was $3,965,036 compared to a gross profit of $1,553,921 in 2022. This resulted in an increase in gross profit as a percentage of sales from 16.2% in 2022 to 29.0% in 2023. This increase is attributable to the higher head grade including H-Vein ore processed at the Company’s New Jersey Mill, as well as higher gold prices recognized on concentrate sales.
•	Net income for the year ended December 31, 2023 was $1,073,449 compared to a net loss for the year ended December 31, 2022 of $2,631,092. The change from net loss to net profit was primarily due to the increased gross profit during the year.
•	The consolidated net profit (loss) included non-cash charges of $1,470,563 ($1,633,492 in 2022) as follows: depreciation and amortization of $1,466,703 ($984,083 in 2022), accretion of asset retirement obligation of $15,952 ($12,691 in 2022), stock based compensation, none in 2023, ($547,275 in 2022), stock issued for services, none in 2023, ($32,326 in 2022), gain on disposal of equipment of $13,026 (loss of $68,641 in 2022), equity income on investment in Buckskin Gold and Silver, Inc. $4,517 ($1,524 in 2022), gain on forgiveness of Small Business Administration (“SBA”) loan, none in 2023, ($10,000 in 2022).
•	Net income (loss) attributable to Idaho Strategic Resources, Inc. was $1,157,746 and ($2,535,429) in the years ended December 31, 2023, and 2022, respectively.
•	Gold sales receivable increased to $1,038,867 from $909,997 at December 31, 2023 compared to 2022 as a result of increased gold sales.
•	The Company saw a decrease in exploration expenses for 2023 largely due to less drilling being done on the Company’s gold properties in 2023, as well as capitalizing a portion of the 2023 drilling that was incorporated into the Mineral Reserve. We anticipate an increase in drilling activity in 2024 over 2023, which may result in an increased exploration expense.
•	General and administrative costs decreased significantly in 2023 compared to 2022 due to no stock option awards taking place in 2023.
•	Professional services costs increased in 2023 due to acquisition activity early in the year. This was a one-time expense and is not expected to continue in 2024.
•	All in sustaining costs for gold production decreased from $1,689.24 in 2022, to $1,279.38 in 2023 as a result of increased efficiencies and improved scheduling and mine sequencing at the Golden Chest, as well as higher grade ore being processed from the H-vein.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2023, and 2022. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 88% of ounces produced after smelting and refining charges are deducted.

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

	December 31,
	2023	2022
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$9,691,697	$8,026,268
Depreciation, depletion, and amortization	(1,466,703)	(984,083)
Change in concentrate inventory	(258,368)	(404,591)
Cash Cost	$7,966,626	$6,637,594
Exploration	1,523,221	2,110,137
Less REE exploration costs	(613,883)	(536,460)
Sustaining capital	1,048,824	1,517,984
General and administrative	630,126	1,229,603
Less stock-based compensation and other non-cash items	(3,860)	(649,409)
AISC	$10,551,054	$10,309,449
Divided by ounces produced	8,247	6,103
Cash cost per ounce	$966.00	$1,087.60
AISC per ounce	$1,279.38	$1,689.24

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2023	2022
Operating activities	$2,104,009	$(1,817,090)
Investing activities	(2,102,235)	(2,368,225)
Financing activities	647,194	3,846,828
Net change in cash and cash equivalents	648,968	(338,487)
Cash and cash equivalents, beginning of period	1,638,031	1,976,518
Cash and cash equivalents, end of period	$2,286,999	$1,638,031

The Company has accumulated deficit of approximately $17.2 million at December 31, 2023 and incurred a consolidated net profit in 2023 of $1,073,449. The Company’s working capital at December 31, 2023 is $2,717,976. The Company is currently producing from underground at the Golden Chest. During 2023, production generated positive cash flow from operations of $2,104,009 compared to a negative cash flow from operations of $1,817,090 in 2022. Planned production for the next 18 months indicates a positive cash flow from operations will continue as underground mining of the H-Vein remains the primary source of ore feed for the mill. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it can meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Idaho Strategic Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Strategic Resources, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Assure CPA, LLC

We have served as the Company’s auditor since 2003.

Spokane, Washington

March 25, 2024

Firm ID 444

Idaho Strategic Resources, Inc.

44

Idaho Strategic Resources, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,286,999	$1,638,031
Gold sales receivable	1,038,867	909,997
Inventories	876,681	618,313
Joint venture receivable	2,080	1,926
Investment in equity security	5,649	-
Other current assets	236,837	192,025
Total current assets	4,447,113	3,360,292

Property, plant and equipment, net of accumulated depreciation	10,484,457	9,923,386
Mineral properties, net of accumulated amortization	7,648,061	6,527,561
Investment in Buckskin Gold and Silver	338,769	334,252
Investment in joint venture	435,000	435,000
Reclamation bonds	251,310	327,020
Deposits	285,079	76,110
Total assets	$23,889,789	$20,983,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$484,221	$579,541
Accrued payroll and related payroll expenses	266,670	179,149
Notes payable related parties, current portion	-	12,226
Notes payable, current portion	978,246	859,393
Total current liabilities	1,729,137	1,630,309

Asset retirement obligations	286,648	262,217
Notes payable related parties, long term	-	62,957
Notes payable, long term	1,338,406	1,315,068
Total long-term liabilities	1,625,054	1,640,242

Total liabilities	3,354,191	3,270,551

Commitments and Contingencies (Note 5 and 12)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 12,397,615 and 12,098,070 shares issued and outstanding, respectively	34,963,739	33,245,622
Accumulated deficit	(17,210,638)	(18,368,384)
Total Idaho Strategic Resources, Inc. stockholders’ equity	17,753,101	14,877,238
Non-controlling interest	2,782,497	2,835,832
Total stockholders’ equity	20,535,598	17,713,070

Total liabilities and stockholders’ equity	$23,889,789	$20,983,621

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue-gold sales	$13,656,733	$9,580,189

Cost of sales:
Cost of sales and other direct production costs	8,224,994	7,042,185
Depreciation and amortization	1,466,703	984,083
Total cost of sales	9,691,697	8,026,268

Gross profit	3,965,036	1,553,921

Other operating expenses:
Exploration	1,523,221	2,110,137
(Gain) loss on disposal of equipment	(13,026)	68,641
Management	255,579	322,775
Professional services	556,766	375,002
General and administrative	630,126	1,229,603
Total other operating expenses	2,952,666	4,106,158

Income (loss) from operations	1,012,370	(2,552,237)

Other (income) expense:
Gain on forgiveness of SBA loan	-	(10,000)
Equity income on investment in Buckskin Gold and Silver, Inc.	(4,517)	(1,524)
Loss on investment in equity securities	5,451	-
Timber revenue	(20,724)	-
Interest income	(85,491)	(12,453)
Interest expense	44,202	102,832
Total other (income) expense	(61,079)	78,855

Net income (loss)	1,073,449	(2,631,092)

Net loss attributable to non-controlling interest	(84,297)	(95,663)
Net income (loss) attributable to Idaho Strategic Resources, Inc.	$1,157,746	$(2,535,429)

Net income (loss) per common share-basic	$0.09	$(0.22)

Weighted average common shares outstanding-basic	12,254,539	11,783,258

Net income (loss) per common share-diluted	$0.09	$(0.22)

Weighted average common shares outstanding-diluted	12,260,539	11,783,258

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Stockholders’ Equity
Balance, December 31, 2021	10,940,969	$26,004,756	$(15,832,955)	$2,892,001	$13,063,802
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	39,494	39,494
Issuance of common stock for cash, net of issuance costs	498,799	3,681,107	-	-	3,681,107
Issuance of common stock for services	3,572	32,326	-	-	32,326
Issuance of common stock for warrants exercised	194,869	1,030,158	-	-	1,030,158
Issuance of common stock for cashless option exercise	66,995	-	-	-	-
Issuance of options to management, directors, and employees	-	547,275	-	-	547,275
Conversion of convertible debt to common stock	392,866	1,950,000	-	-	1,950,000
Net loss	-	-	(2,535,429)	(95,663)	(2,631,092)
Balance, December 31, 2022	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	30,962	30,962
Issuance of common stock for cash, net of issuance costs	299,545	1,718,117	-	-	1,718,117
Net income (loss)	-	-	1,157,746	(84,297)	1,073,449
Balance, December 31, 2023	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net income (loss)	$1,073,449	$(2,631,092)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,466,703	984,083
Accretion of asset retirement obligation	15,952	12,691
Stock based compensation	-	547,275
Stock issued for services	-	32,326
(Gain) loss on disposal of equipment	(13,026)	68,641
Loss on investment in equity securities	5,451	-
Equity income on investment in Buckskin Gold and Silver, Inc.	(4,517)	(1,524)
Gain on forgiveness of SBA loan	-	(10,000)
Change in operating assets and liabilities:
Gold sales receivable	(128,870)	(501,810)
Inventories	(258,368)	(404,591)
Joint venture receivable	(154)	2,516
Other current assets	(44,812)	142,418
Accounts payable and accrued expenses	(95,320)	(63,062)
Accrued payroll and related payroll expenses	87,521	5,039
Net cash provided (used) by operating activities	2,104,009	(1,817,090)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(772,245)	(1,441,874)
Proceeds from sale of equipment	8,500	-
Deposits on equipment	(285,079)	(76,110)
Additions to mineral properties	(1,118,021)	(626,541)
Purchase of reclamation bonds	-	(223,700)
Refund of reclamation bonds	75,710	-
Purchase of equity securities	(11,100)	-
Net cash used by investing activities	(2,102,235)	(2,368,225)
Cash flows from financing activities:
Sales of common stock and warrants, net of issuance costs	1,718,117	3,681,107
Proceeds from exercise of warrants	-	1,030,158
Principal payments on notes payable	(1,026,702)	(862,503)
Principal payments on notes, related parties	(75,183)	(41,428)
Contributions from non-controlling interest	30,962	39,494
Net cash provided by financing activities	647,194	3,846,828
Net change in cash and cash equivalents	648,968	(338,487)
Cash and cash equivalents, beginning of year	1,638,031	1,976,518
Cash and cash equivalents, end of year	$2,286,999	$1,638,031
Supplemental disclosure of cash flow information:
Interest paid in cash, net of amount capitalized	$44,202	$98,218
Non-cash investing and financing activities:
Deposit applied to purchase of equipment and mineral property	$76,110	$11,694
Notes payable for equipment purchase	1,168,893	1,247,237
Conversion of convertible debt to common stock	-	1,950,000

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Idaho Strategic was incorporated as an Idaho corporation on July 18, 1996. The Company’s primary business is exploring for, developing, and extracting gold, and to a lesser extent, silver, and base metal mineral resources in the Greater Coeur d’Alene Mining District of North Idaho. From an operational perspective, the Company produces gold at the Golden Chest located in the Murray Gold Belt area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 7,000 acres of patented and unpatented land, the Company has the largest private land position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” REE’s. Its business strategy is to grow its asset base and mineral production over time while advancing its REE projects. The Company’s Diamond Creek and Mineral Hill REE properties are included the U.S. national REE inventory as listed in USGS, IGS and DOE publications. Both projects are in central Idaho and participating in the USGS Earth MRI program, with the Diamond Creek Project also participating in the Idaho Department of Commerce’s IGEM program.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill JV (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of NJMJV partially owned by another investor is presented as non-controlling interest on the consolidated balance sheets, statements of operations, and statement of changes in stockholders’ equity.

Accounting for Investments in JVs and Equity Method Investments

Investment in JVs

For JVs where the Company holds more than 50% of the voting interest and has significant influence, the JV is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

For JVs in which the Company does not have joint control or significant influence, the cost method is used. For those JVs in which there is joint control between the parties, the equity method is utilized whereby the Company’s share of the ventures’ earnings and losses is included in the statement of operations as earnings in JVs and its investments therein are adjusted by a similar amount. The Company periodically assesses its investments in JVs for impairment. If management determines that a decline in fair value is other than temporary it will write-down the investment and charge the impairment against operations.

Equity Method Investments

Investments in companies and JVs in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in basis of the investee’s net assets has occurred and, if so, adjust our share of net earnings or losses by related depreciation and amortization expense. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As changes in ownership percentage of our investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If our ownership percentage of the company or venture in which we have an investment changes, we recognize a gain or loss on the investment in the period of change. At December 31, 2023, the Company’s 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 9).

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

At December 31, 2023 and 2022, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	December 31, 2023			December 31, 2022
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Non-controlling Interest

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, depreciation lives and methods, potential impairment of long-lived assets and equity method investments, deferred income taxes, settlement pricing of gold sales, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Estimates are based on historical experience and various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are recognized in accordance with Accounting Standards Codification 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023 and 2022, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, equity method investments, notes payable to related parties, and notes payable approximate their fair values.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) attributable to the Company excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2023, and 2022, Such common stock equivalents are included or excluded from the calculation of diluted net income (loss) per share for each period as follows:

	December 31, 2023	December 31, 2022
Incremental shares included in diluted net income (loss) per share
Stock options	6,000	-
	6,000	-
Potentially dilutive shares excluded from diluted net income (loss) per share as inclusion would have an antidilutive effect:
Stock options	321,449	535,953
Stock purchase warrants	289,294	289,294
Total	610,743	825,247

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

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drifts, ramps, and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable resources.

Claim Fees

Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as other current assets and expensed over the course of the year.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If such events and circumstances exist, estimated undiscounted future net cash flows from each mineral property are calculated using estimated future production, three-year average metals prices, operating capital and costs, and reclamations costs. If the carrying value exceeds the undiscounted future net cash flows, estimated discounted future net cash flow is calculated. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the specific asset group. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investments in mineral properties.

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established and a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost recognized at the present value of estimated reclamation costs. The liability is accreted, and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Accrued remediation costs are not discounted.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. In 2022 the Company added additional bonds of $132,000 associated with milling operations, and an additional $91,700 in bonds for various exploration and drilling projects resulting in a balance of $327,020 at December 31, 2022. In 2023, the Company deposited $2,890 in additional bonds for trenching activities at Lemhi Pass, and a partial refund of $78,600 occurred after reclaiming the drill pads from drilling the Diamond Creek project in 2022. The remaining amount on this bond is expected to be refunded after revegetation is established. The balance of reclamation bonds at December 31, 2023 is $251,310.

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

Going Concern

The Company is currently profitable and producing from underground at the Golden Chest. This has resulted in a positive cash flow from operations and an increase in working capital. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its planned production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We do not expect adoption of the new guidance to have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Inventories

At December 31, 2023 and 2022, inventories consisted of the following:

	2023	2022
Concentrate inventory
In process	$28,778	$111,741
Finished goods	239,361	111,574
Total concentrate inventory	268,139	223,315

Supplies inventory
Mine parts and supplies	374,456	233,465
Mill parts and supplies	158,402	83,963
Core drilling supplies and materials	75,684	77,570
Total supplies inventory	608,542	394,998

Total	$876,681	$618,313

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,430,323)	(1,249,445)
Total mill	3,524,099	3,704,977

Buildings and equipment
Buildings	624,657	611,382
Equipment	8,786,492	6,927,474
	9,411,149	7,538,856
Less accumulated depreciation	(3,455,023)	(2,324,679)
Total building and equipment	5,956,126	5,214,177
Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Eastern Star	250,817	250,817
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	1,004,232	1,004,232

Total	$10,484,457	$9,923,386

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

5. Mineral Properties

Mineral properties at December 31, 2023 and 2022 are as follows:

	2023	2022
Golden Chest
Mineral Property	$4,191,189	$4,088,462
Infrastructure	2,814,164	1,722,028
Total Golden Chest	7,005,353	5,810,490
New Jersey	256,768	248,289
McKinley-Monarch	200,000	200,000
Butte Gulch	124,055	124,055
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Less accumulated amortization	(166,500)	(83,658)
Total	$7,648,061	$6,527,561

For the years ended December 31, 2023 and 2022, $102,727 and $48,281, respectively, interest expense was capitalized in Golden Chest mineral property in association with core drilling and the ramp. In February 2024 purchased the surface rights to the Butte Gulch property, see note 15.

Golden Chest

The Golden Chest is an underground mine project currently producing for the Company located near Murray, Idaho consisting of 86 patented and 217 unpatented mining claims. A 2% NSR is payable on production at certain portions of the Golden Chest to a former joint venture partner. Royalty expense of $272,535 and $181,300 was recognized as costs of sales and other direct production costs in the years ended December 31, 2023, and 2022, respectively.

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

Butte Gulch

In 2018, the Company purchased the Butte Gulch property near the Golden Chest. This property consists of 177 acres of patented mining claims, some of which include both the surface and mineral rights, and some of which include only the mineral rights. There is an underlying 2% NSR on all ores mined and shipped from any lode production from the patented claims on the Butte property.

Potosi

In 2018, the Company purchased the Potosi property near the Golden Chest. This property consists of 71 acres of patented mining claims.

Park Copper/Gold

In August 2021, the Company paid $78,000 in cash for 100 acres of patented mineral property in Shoshone County referred to as Park Copper/Gold.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable

At December 31, 2023 and 2022, notes payable are as follows:

	2023	2022
Building in Salmon, Idaho, 60-month note payable, 7.00% interest rate payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$297,230	$306,084
Resemin Muki Bolter, 36-month note payable, 7.00% interest rate payable monthly through January 2025, monthly payments of $14,821	186,557	345,268
Paus 2 yrd. LHD, 60-month note payable, 4.78% interest rate payable through October 2024, monthly payments of $5,181	50,672	108,904
Paus 2 yrd. LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	33,541	89,493
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	44,447	-
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	3,713	10,891
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	604	4,130
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	24,591	40,687
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	14,843	23,987
Atlas Copco loader, 60-month note payable, 10.5% interest rate payable monthly through June 2023, monthly payments of $3,550	-	20,660
Sandvik LH203 LHD, 36-month note payable, 4.5% interest rate payable monthly through May 2024, monthly payments of $10,352	51,182	170,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest rate payable monthly through August 2025, monthly payments of $4,933	92,948	143,812
Doosan Compressor, 36-month note payable, 6.99% interest rate payable monthly through July 2024, monthly payments of $602	4,126	10,820
Caterpillar 306 excavator, 48-month note payable, 4.6% interest rate payable monthly through November 2024, monthly payments of $1,512	16,251	33,216
Caterpillar 938 loader, 60-month note payable, 6.8% interest rate payable monthly through August 2023, monthly payments of $3,751	-	29,256
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	216,880	407,909
Caterpillar AD22 haul truck, 48-month note payable, 6.45% interest rate payable monthly through June 2023, monthly payments of $12,979	-	76,287
Caterpillar AD30 haul truck, 40-month note payable, 8.01% interest rate payable monthly through October 2026, monthly payments of $29,656	899,417	-
Caterpillar 259D3 skid steer, 36-month note payable, 8.50% interest rate payable monthly through December 2026, monthly payments of $1,836	58,156	-
SBA Economic Injury Disaster Loan (“EIDL”) 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	160,123	163,287
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	54,418	64,648
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	56,194	66,758
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	50,759	58,182
Total notes payable	2,316,652	2,174,461
Due within one year	978,246	859,393
Due after one year	$1,338,406	$1,315,068

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable, continued

All notes except the SBA EIDL loan are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at December 31, 2023 are as follows:

2024	$978,246
2025	480,977
2026	369,154
2027	314,161
2028	29,183
2029	3,395
thereafter	141,536
Total	$2,316,652

7. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey Mill in 2014 and the Golden Chest in 2016. Activity for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Balance at January 1	$262,217	$172,348
Accretion expense	15,952	12,691
Change in asset retirement obligation estimate	8,479	77,178
Balance at December 31	$286,648	$262,217

The change in the asset retirement obligations estimate during the year ended December 31, 2022 related to the addition of an asset retirement obligation with our New Jersey Mill tailings expansion and a revision to the estimated start of the reclamation process to a later date at our Golden Chest property. The change in the asset retirement obligation estimate during the year ended December 31, 2023 related to revised a revision to the estimated start of the reclamation process and an updated reclamation cost estimate.

8. Joint Venture Arrangements

NJMJV Agreement

In January 2011, the Company and Crescent (formerly United Mine Services, Inc.) entered into a JV agreement relating to the New Jersey Mill. To earn a 35 percent interest in the JV, Crescent provided $3.2 million in funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the JV and charges operating costs to Crescent for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the JV, receive a fee of $2.50/tonne milled. No ore has been milled for Crescent since 2013. As of December 31, 2023 and 2022, an account receivable existed with the NJMJV from Crescent for $2,080 and $1,926, respectively.

Butte Highlands JV

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the JV. Under the operating agreement, Highland will fund all future project exploration and mine development costs. The Agreement stipulates that Highland is manager of the JV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the JV’s activities and accounts, it will continue to account for its investment on a cost basis.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

9. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the investment. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $4,517 and $1,524 during the years ended December 31, 2023 and 2022, respectively. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of December 31, 2023 and 2022, the Company held 37% of Buckskin’s outstanding shares.

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2023 and 2022.

The significant components of net deferred tax assets at December 31, 2023 and 2022 were as follows:

	2023	2022
Deferred tax assets
Net operating loss carry forwards	$5,205,300	$5,315,200
Mineral properties	222,300	235,500
Asset retirement obligation	9,100	-
Stock based compensation	629,000	629,000
Other	24,500	25,600
Total deferred tax assets	6,090,200	6,205,300
Valuation allowance	(4,506,700)	(4,999,500)
	1,583,500	1,205,800
Deferred tax liabilities
Property, plant, and equipment	(1,583,500)	(1,204,300)
Asset retirement obligation	-	(1,500)
Total deferred tax liabilities	(1,583,500)	(1,205,800)

Net deferred tax assets	$-	$-

At December 31, 2023 and 2022, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2023 and 2022.

At December 31, 2023, the Company had net operating loss carry forwards of approximately $20,348,000 for both federal and state purposes, $10,670,000 of which expire between 2023 through 2037. The remaining balance of $9,678,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2023 and 2022 differ from the statutory rate of 21% as follows:

	2023	2022

Provision (benefit) at statutory rate for the period	$225,400	$(552,500)
State taxes, net of federal taxes	49,200	(144,000)
Change in state tax rate	-	173,700
Adjustment of prior year tax estimates	218,200	(458,900)
Increase (decrease) in valuation allowance	(492,800)	981,700
Total provision (benefit)	$-	$-

The Company is open to examination of our income tax filings in the United States and state jurisdictions for the 2021 through 2023 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no-par common stock at December 31, 2023 and 2022. In addition, the Company has authorized 1,000,000 shares of no-par preferred stock, none of which had been issued at December 31, 2023 or 2022.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2023 and 2022 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2021	669,467	$2.52-7.00
Expired	(185,304)	$2.52-5.60
Exercised	(194,869)	$2.52-5.60
Balance December 31, 2022 and 2023	289,294	$5.60-7.00

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
235,722	$5.60	October 15, 2024
53,572	$7.00	November 12, 2024
289,294

On October 12, 2023, IDR amended and restated warrants issued in private placements completed in October and November of 2021. The amended and restated warrants extended the exercise period of the warrants for an additional one year.

Stock Options

In April 2014, the Board of Directors of the Company established the 2014 Equity Incentive Compensation Plan to authorize the granting of stock options to officers and employees. Upon exercise of the options, shares are issued from the available authorized shares of the Company. Options reserved to any one related person on an annual basis may not, upon exercise, exceed 5% and the aggregate number of all options outstanding will not exceed 10% of the issued outstanding common shares in total as calculated at that time.

In May 2023, the 2023 Equity Incentive Compensation Plan was voted on, and approved, by the shareholders of the Company. This plan allows for the issuance of up to 1,225,600 shares of the Company’s common stock in the form of stock options (which may be incentive stock options or nonqualified stock options) or other stock-based awards, such as stock appreciation rights, restricted stock, restricted stock units and performance shares.

There were no stock options granted under either plan in 2023.

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

The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

	September 6, 2022	September 28, 2022
Fair value	$505,476	$41,799
Options issued	165,000	15,000
Exercise price	$5.25	$4.75
Expected term (in years)	3.0	3.0
Risk-free rate	3.55%	4.12%
Volatility	89.3%	89.2%

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity, continued

Transactions in stock options for the years ended December 31, 2023 and 2022 are as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2021	507,175	$5.25
Granted	180,000	$5.21
Exercised	(116,078)	$4.31
Expired	(7,143)	$1.96
Forfeited	(28,001)	$5.56
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Outstanding and exercisable at December 31, 2023	477,449	$5.47

At December 31, 2023 and 2022, the outstanding stock options have an intrinsic value of approximately $410,638 ($123,045 in 2022) and have a weighted average remaining term of 0.82 years (1.82 in 2022). No cashless options were exercised in the year ended December 31, 2023, however, cashless options exercised in the year ended December 31, 2022 had an intrinsic value of $677,928.

12. Related Party Transactions

At December 31, 2022 a note payable at 6% interest was held by Ophir Holdings, LLC (“Ophir”), a company owned by two officers and one former officer of the Company. The note had monthly payments of $3,777 and a balloon payment of the remaining principal due in February 2024.

At December 31, 2022, the balance due on the note to Ophir was $75,183 with $12,226 of related party debt payable in 2023 and the remaining $62,957 payable in 2024. Related party interest expense for the year ended December 31, 2022 was $3,901. No interest was accrued at the end of 2022.

On May 10, 2023 the Company paid the remaining amount due on the note payable to Ophir of $57,397.

The Company leases office locations from certain related parties on a month-to-month basis (not long term). These related parties are NP Depot, a company owned by John Swallow, the Company’s president, and Mine Systems Design, a company partially owned by Grant Brackebusch, one of the Company’s vice presidents. Payments under these month-to-month lease arrangements totaled $25,175 and $24,868 for the years ended December 31, 2023 and 2022, respectively, and are included in general and administrative expenses on the consolidated statement of operations.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

13. Sales of Products

Our products consist of both gold flotation concentrates which in 2023 and 2022 we sold to a broker, H&H Metals Corp., and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2023, metals that had been sold but not final settled included 5,176 ounces of gold of which 3,320 ounces were sold at a predetermined price with the remaining 1,856 ounces exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Gold	$14,308,098	$10,173,034
Silver	55,747	25,370
Less: Smelter and refining charges	(707,112)	(618,215)
Total	$13,656,733	$9,580,189

Sales by significant product type for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Concentrate sales to H&H Metals	$13,518,628	$9,276,573
Doré sales to refineries	138,105	303,616
Total	$13,656,733	$9,580,189

In 2023, flotation concentrates sold to H&H Metals accounted for 99% of all gold sales. The remaining 1% in 2023 was doré sold to a third party. In 2022, flotation concentrates sold to H&H Metals accounted for 97% of all gold sales. The remaining 3% in 2022 was doré sold to a third party. At December 31, 2023 and 2022, our gold sales receivable balance related to contracts with customers of $1,038,867 and $909,997, respectively, consist only of amounts due from H&H Metals. There is no allowance for doubtful accounts. We have determined our contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and we receive payment for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

14. Convertible Debt

On December 31, 2021 $1,950,000 of convertible notes were outstanding. These notes were converted to 392,866 shares of the Company’s common stock in 2022. Interest expense recognized in 2022 on those notes prior to conversion was $38,521.

There was no convertible debt activity during the year ended December 31, 2023.

15. Subsequent Events

In February 2024 the Company purchased the surface rights and subsequently cancelled the NSR from the previous agreement with the seller for a 169-acre parcel known as Butte Gulch adjacent to the Golden Chest. The Company had already owned the mineral rights to this property. The sale price was $1,001,000 of which $351,000 was paid in cash and the remaining $650,000 is payable to the seller (monthly interest only payments of $2,750 at 5% interest, for three years with a balloon payment of $650,000 at the end of the term).

In the first quarter of 2024, 147,026 shares of the Company’s common stock were issued in exchange for outstanding warrants at an exercise price of $5.60 for net proceeds of $823,346.

In the first quarter of 2024, 127,152 shares of the Company’s common stock were issued at an average price of $6.87 per share for net proceeds of $847,493.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, our President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, it was concluded that our disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the SEC rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to our management, including our President and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Idaho Strategic is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Idaho Strategic has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting in the quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	57	Chief Executive Officer (“CEO”)/ President & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present as President, 1/20/17 to present as CEO, 8/29/2013 to present as Director, 7/11/2019 to present as Chairman
Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	54	Chief Financial Officer (“CFO”), Vice President, & Director	7/18/1996 to present
Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	65	Director	1/10/17 to present
Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Director	1/12/2022 to present
Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	55	Director	8/8/2023 to present
Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Vice President	1/16/2018 to present
Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	58	Secretary	11/20/16 to present

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next annual meeting of shareholders or until their respective successors are elected and qualified.

Executive Officers and Key Employees

John Swallow was named CEO and President on January 10, 2017. Prior to being named as CEO, Mr. Swallow was appointed as the President and a Director of the Company on August 29, 2013. Mr. Swallow resigned as president in December 2014, and subsequently reappointed as President on May 5, 2015, following the resignation of Mr. Highsmith. Following Mr. Steiner’s resignation on July 11, 2019, Mr. Swallow became the Chairman of the Board. Mr. Swallow holds a B.S. in Finance from Arizona State University. Mr. Swallow was the Vice President of Timberline Drilling, Inc. from November 2011 until accepting the role of President with the Company. From September 2009, until November 2011, Mr. Swallow was self-employed. From January 2006 until September 2009, he served as chairman of Timberline Resources Corporation. He brings wide-ranging experience from within the local mineral exploration industry as well as extensive knowledge of the junior equity markets. Mr. Swallow’s extensive experience in the drilling industry, his previous roles as a Chairman of a Board and as a Vice President of a corporation qualify him to sit on the Board of the Company.

Grant Brackebusch, P.E. has served as the Vice President and a Director of the Company since 1996. He holds a B.S. in Mining Engineering from the University of Idaho. He is registered in Idaho as a Professional Engineer. He has worked for Idaho Strategic since 1996 and worked for Newmont previously. Currently, he supervises the mining operation at the Golden Chest including the operation of the New Jersey Mill. He has experience with permitting, exploration, open pit, and underground mining as well as mineral processing. Mr. Brackebusch’s extensive mining background, knowledge of the Company’s daily operations, and industry expertise qualifies him to sit on the Board of the Company.

Kevin Shiell has more than 30 years of operating and management experience in the mining and mineral processing industries. Mr. Shiell has held executive leadership positions at several public companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MGM Gold, and various mine supervisory positions at Hecla Mining Company (“Hecla”). Mr. Shiell is currently President and Director at Gold Road Mining Corporation, and serves as an Independent Director at Idaho Strategic Resources, Inc.

Richard Beaven joined the Idaho Strategic Board on January 12, 2022. Mr. Beaven is Lead Portfolio Manager and Principal at Signia Capital Management (“Signia”). Signia is a small-cap value asset manager with a largely institutional (pension fund) client base. Prior to co-founding Signia in 2002, Rich was the Assistant Director of Research and a Portfolio Manager for a $2B Pacific Northwest asset management firm. With blue-collar roots, Rich went on to get a BA in business administration from the University of Kentucky and an MBA from Gonzaga University. In addition, he is a Chartered Financial Analyst (“CFA”) charter holder and has served as President of the CFA Society of Spokane.

Carolyn Turner was elected to the Company’s Board of Directors in August 2023. Ms. Turner is currently the owner and principal of Graham Peak Consulting, LLC in Kingston, ID where she specializes in accounting and finance consulting in the mining and heavy construction industries. Prior to her time at Graham Peak Consulting, Ms. Turner spent over 30 years in the mining industry with companies such as Silver Valley Resources (“ASARCO”), Coeur Mining, and Hecla Mining Corp. Ms. Turner’s experience includes mine operations, metals marketing, project development and financing. She previously served as the Treasurer for both Hecla and Coeur Mining where her roles were centered around quarterly and annual budgeting, rolling monthly forecasting, economic modeling, mergers and acquisitions, as well as numerous treasury and audit functions. Ms. Turner’s educational background consists of a Bachelor of Science degree in Business Administration Accounting from Montana State University–Billings, followed by a Master of Business Administration from Regis University, Denver. Ms. Turner is a licensed Certified Public Accountant and has served numerous years as an elected trustee on the Kellogg Idaho Joint School District Board.

Robert Morgan has served as the Vice President Exploration of the Company since January 2018. Mr. Morgan has over 22 years of exploration experience, including 20 years focused on gold exploration, of which 12 years were in Northern Idaho and Montana. Mr. Morgan has worked for some of the world’s leading gold exploration and mining companies including Newmont and ASARCO throughout the western United States, Alaska, and South America. He is practiced in designing, implementing, and managing large exploration programs for gold, silver, base metals and REEs. His technical work has included geologic mapping, logging of drill holes, compilation, and interpretation of multiple data sets for target identification. Mr. Morgan earned his Bachelor of Science degree in geology from California State University at Chico. He has an extensive environmental background with emphasis on wetlands and water management. Mr. Morgan is a registered Professional Geologist with the State of Idaho and Professional Land Surveyor registered with the State of Montana.

Monique Hayes was appointed Corporate Secretary in November 2016. She has over 10 years of investor relations corporate governance experience in the mining industry and over 10 years of communications and brand management experience. Prior to joining Idaho Strategic, Ms. Hayes worked for Hecla, Revett Mining Company and Sterling Mining. Her advertising and communications experience includes working for Publicis Dialog Direct and White Runkle Associates where she worked with national accounts including AT&T Wireless, Bell Atlantic and NordicTrack. Ms. Hayes attended City University where she studied business management, brand strategy and communications.

Legal Proceedings

No Director or Officer has been involved in any legal action involving the Company for the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, as amended, and the regulations thereunder, the Company’s Directors, Executive Officers and beneficial owners of more than 10% of any registered class of the Company’s equity securities are required to file reports of their ownership of the Company’s securities and any changes in that ownership with the SEC.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2023, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, CEO and Chairman of the Board, Grant Brackebusch, the Company’s CFO and Vice President, and Robert Morgan, the Company’s Vice President (together the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards ($)	Option Awards[2] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Swallow	2023	167,042	-	-	-	-	-	-	167,042
President, CEO, & Chairman	2022	125,000	4,728	-	9,190	-	-	-	138,918
Grant Brackebusch	2023	175,375	-	-	-	-	-	-	175,375
CFO & Vice President	2022	150,000	4,728	-	9,190	-	-	-	163,918
Robert Morgan	2023	140,625	-	-	-	-	-	-	140,625
Vice President	2022	123,958	-	-	9,190	-	-	-	133,148

(1)	Salary includes fees earned as Directors.

(2)

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

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2023, 69,858 Stock Options were vested and outstanding to directors Grant Brackebusch, John Swallow, Kevin Shiell, Richard Beaven, and Carolyn Turner.

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards[1] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Shiell	2023	9,000	-	-	-	-	-	-	9,000
Director	2022	-	-	-	30,089	-	-	-	30,089
Richard Beaven	2023	9,000	-	-	-	-	-	-	9,000
Director	2022	-	-	-	30,089	-	-	-	30,089
Carolyn Turner	2023	5,000	-	-	-	-	-	-	5,000
Director	2022	-	-	-	-	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2024 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) Named Executive Officers; and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,356,162	(a)	10.21%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class[1]
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,356,162	(a)	10.21%
Common	Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	142,483	(b)	1.07%
Common	Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	74,787	(c)	0.56%
Common	Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	14,500	(d)	0.11%
Common	Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	-		-
Common	Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	38,358	(e)	0.29%
Common	Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	48,621	(f)	0.37%
Common	All Directors and Executive Officers as a group (7 individuals)	1,674,911		12.61%

(1)	Based upon 12,559,878 outstanding shares of common stock 241,674 warrants, and 477,449 vested options at March 1, 2024.
a)	Consists of 1,344,233 shares of common stock, presently exercisable options to purchase 3,000 shares of common stock, and presently exercisable warrants to purchase 8,929 shares of common stock.
b)	Consists of 118,054 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.
c)	Consists of 42,858 shares of common stock and presently exercisable options to purchase 31,929 shares of common stock.
d)	Consists of 4,000 shares of common stock and presently exercisable options to purchase 10,500 shares of common stock.
e)	Consists of 13,929 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.
f)	Consists of 24,192 shares of common stock and presently exercisable options to purchase 24,429 shares of common stock.

None of the Directors or Officers has the right to acquire any additional securities pursuant to options, warrants, conversion privileges or other rights. No shares are pledged as security.

Securities Authorized for Issuance under Equity Plans

In April 2014, the Company established a stock option plan to authorize the granting of stock options to officers and employees. As of December 31, 2023, there are no longer any shares available to grant under this plan. In May 2023, a new equity incentive plan was voted on and approved by shareholders to authorize the granting of stock options (or similar equity awards) to officers and employees. The Company occasionally pays for goods or services with unregistered Common Stock and uses the average bid price of the stock, as quoted on the NYSE American, at the time to determine the number of shares to be issued.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

The Board of Directors has determined that John Swallow and Grant Brackebusch are not independent directors. Kevin Shiell, Richard Beaven, and Carolyn Turner are independent directors.

The independent directors Kevin Shiell, Richard Beaven, and Carolyn Turner each serve as the only three members of the Board of Directors’ nominating committee, compensation committee, and audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2023 and December 31, 2022 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $79,500 and $69,846 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under Audit Fees above.

Tax Fees

$7,950 in 2023 and $7,431 in 2022 was paid to the Company’s principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

$5,894 in other fees were incurred during 2023 and $7,194 in 2022 for other services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as a part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 25, 2024.
2.	Consolidated Balance Sheets—December 31, 2023 and 2022.
3.	Consolidated Statements of Operations—Years ended December 31, 2023 and 2022.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2023 and 2022.
5.	Consolidated Statements of Cash Flows—Years ended December 31, 2023 and 2022.
6.	Notes to Consolidated Financial Statements.

Exhibits

Exhibits	Description of Document
3.0

Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021 and incorporated herein by reference.

3.1

Amended and Restated By-laws of Idaho Strategic Resources, Inc., filed as Exhibit 3.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021 and incorporated herein by reference.

4.1

Description of Securities, filed under the Description of Common Stock in the Company’s Prospectus Supplement to the Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on June 8, 2022 and incorporated herein by reference.

10.1

Venture Agreement with United Mine Services, Inc. dated January 7, 2011, filed as Exhibit 10.1 to the Company’s Form 10/A (Amendment No. 2) as filed with the Securities and Exchange Commission on June 4, 2014 and incorporated herein by reference.

10.2

Consent, Waiver and Assumption of Venture Agreement by Crescent dated February 14, 2014, filed as Exhibit 10.10 to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2015 and incorporated herein by reference.

10.3

Registrant’s Grant of Options to Directors and Officers dated December 30, 2016, incorporated herein by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 4, 2017.

10.4

Sales Agreement with Roth Capital Partners dated as of June 7, 2022, filed as Exhibit 10.1 to the Company’s 8-K as filed with the Securities and Exchange Commission on June 7, 2022 and incorporated herein by reference.

10.5

Registrant’s Grant of Options to Employees and Directors of the Company dated September 6, 2022, incorporated herein by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on September 6, 2022.

10.6	Registrant’s Amendment of Options dated October 12, 2023, incorporated herein by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on October 13, 2023.
10.7

Registrant’s 2023 Equity Compensation Plan approved by shareholders on June 12, 2023, included as Appendix B to the Company’s Schedule 14A, as filed with the Securities and Exchange Commission on May 15, 2023 and incorporated herein by reference.

14	Code of Ethical Conduct, filed as Exhibit 14 to the Company’s Form 10, as filed with the Securities and Exchange Commission on February 25, 2014 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2018 and incorporated herein by reference.
23.1*	Consent of Assure CPA, LLC.
23.2*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.3*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.4*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1*	Technical Report Summary For the Golden Chest Mine, Idaho, U.S.A.
97.1*	Policy Relating to Recovery of Erroneously Awarded Executive Compensation
99.1

Registrant’s Charter of the Audit Committee, filed as Exhibit 99.1 to the Company’s Form 10-Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference.

101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16. FORM10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC.

Date: March 25, 2024	By	/s/ JOHN SWALLOW
John Swallow, President, Chief Executive Officer

Date: March 25, 2024	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Swallow	March 25, 2024
John Swallow	Date
President, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Grant A. Brackebusch	March 25, 2024
Grant A. Brackebusch	Date
Vice President, Chief Financial Officer,
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ Carolyn Turner	March 25, 2024
Carolyn Turner	Date
Director

/s/ Kevin Shiell	March 25, 2024
Kevin Shiell	Date
Director

/s/ Richard Beaven	March 25, 2024
Richard Beaven	Date
Director

