Form 10-Q
period 2024-03-31
Idaho Strategic Resources, Inc.
filed 2024-05-06
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

Commission File No. 001-41320

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2024, 12,740,362 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,295,457	$2,286,999
Gold sales receivable	1,238,474	1,038,867
Inventories	796,836	876,681
Joint venture receivable	1,598	2,080
Investment in equity securities	-	5,649
Other current assets	209,824	236,837
Total current assets	7,542,189	4,447,113

Property, plant and equipment, net of accumulated depreciation	10,665,673	10,233,640
Mineral properties, net of accumulated amortization	9,088,070	7,898,878
Investment in Buckskin Gold and Silver, Inc	340,636	338,769
Investment in joint venture	435,000	435,000
Reclamation bond	251,310	251,310
Deposits	377,420	285,079
Total assets	$28,700,298	$23,889,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$485,363	$484,221
Accrued payroll and related payroll expenses	272,476	266,670
Notes payable, current portion	1,090,329	978,246
Total current liabilities	1,848,168	1,729,137

Asset retirement obligations	291,223	286,648
Notes payable, long term	2,167,060	1,338,406
Total long-term liabilities	2,458,283	1,625,054

Total liabilities	4,306,451	3,354,191

Commitments	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2024-12,683,037 and December 31, 2023- 12,397,615 shares issued and outstanding	36,664,576	34,963,739
Accumulated deficit	(15,039,529)	(17,210,638)
Total Idaho Strategic Resources, Inc stockholders’ equity	21,625,047	17,753,101
Non-controlling interest	2,768,800	2,782,497
Total stockholders' equity	24,393,847	20,535,598

Total liabilities and stockholders’ equity	$28,700,298	$23,889,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three-Month Periods Ended March 31, 2024 and 2023

	March 31,
	2024	2023

Revenue:
Sales of products	$5,898,938	$3,341,596
Total revenue	5,898,938	3,341,596

Costs of Sales:
Cost of sales and other direct production costs	2,558,913	2,147,960
Depreciation and amortization	501,788	328,037
Total costs of sales	3,060,701	2,475,997
Gross profit	2,838,237	865,599

Other operating expenses:
Exploration	267,848	273,442
Management	109,100	68,911
Professional services	154,244	240,805
General and administrative	160,663	263,298
Loss on disposal of equipment	4,409	6,120
Total other operating expenses	696,264	852,576
Operating income	2,141,973	13,023

Other (income) expense:
Equity income on investment in Buckskin Gold and Silver, Inc	(1,867)	(350)
Timber revenue net of costs	(13,357)	(20,724)
(Gain) loss on investment in equity securities	453	(5)
Interest income	(19,635)	(18,932)
Interest expense	20,565	8,848
Total other (income) expense	(13,841)	(31,163)

Net income	2,155,814	44,186
Net loss attributable to non-controlling interest	(15,295)	(16,413)
Net income attributable to Idaho Strategic Resources, Inc	$2,171,109	$60,599

Net income per common share-basic	$0.17	$0.01

Weighted average common share outstanding-basic	12,513,374	12,200,857

Net income per common share-diluted	$0.17	$0.01

Weighted average common shares outstanding-diluted	12,673,172	12,205,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the Three-Month Periods Ended March 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	$34,124,125	$(18,307,785)	$2,821,020	$18,637,360

Balance January 1, 2024	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,598	1,598
Issuance of common stock for cash, net of offering costs	127,152	847,492	-	-	847,492
Issuance of common stock for warrants exercised	147,026	823,346	-	-	823,346
Issuance of common stock for stock options exercise	5,357	29,999	-	-	29,999
Issuance of common stock for cashless stock options exercise	5,887	-	-	-	-
Net income (loss)	-	-	2,171,109	(15,295)	2,155,814
Balance March 31, 2024	12,683,037	$36,664,576	$(15,039,529)	$2,768,800	$24,393,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2024 and 2023

	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,155,814	$44,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501,788	328,037
Loss on disposal of equipment	4,409	6,120
Accretion of asset retirement obligation	4,575	3,899
Loss on investment in equity securities	453	-
Equity income on investment in Buckskin Gold and Silver, Inc	(1,867)	(350)
Change in operating assets and liabilities:
Gold sales receivable	(199,607)	(432,393)
Inventories	79,845	72,669
Joint venture receivable	482	(1,601)
Other current assets	27,013	11,856
Accounts payable and accrued expenses	1,142	64,565
Accrued payroll and related payroll expenses	5,806	63,774
Net cash provided by operating activities	2,579,853	160,762

Cash flows from investing activities:
Purchases of property, plant, and equipment	(322,596)	(129,249)
Deposits on equipment	(123,060)	-
Proceeds from sale of equipment	-	8,500
Additions to mineral property	(564,355)	(284,272)
Proceeds from sale of investment in equity securities	5,196	-
Investment in equity securities	-	(11,100)
Net cash used by investing activities	(1,004,815)	(416,121)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	847,492	878,503
Proceeds from issuance of common stock for warrants exercised	823,346	-
Proceeds from issuance of common stock for stock options exercised	29,999	-
Principal payments on notes payable	(269,015)	(238,354)
Principal payments on notes payable, related parties	-	(10,618)
Contributions from non-controlling interest	1,598	1,601
Net cash provided by financing activities	1,433,420	631,132

Net change in cash and cash equivalents	3,008,458	375,773
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$5,295,457	$2,013,804

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$30,719	$42,610
Notes payable for equipment purchase	$559,752	-
Notes payable for mineral property purchase	$650,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies

These unaudited interim condensed consolidated financial statements have been prepared by the management of Idaho Strategic Resources, Inc. (“IDR”, “Idaho Strategic” or the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the interim condensed consolidated financial statements have been included.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three-month periods ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2023, in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 25, 2024.

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

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The mine development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the development stage are capitalized as deferred development costs and include such costs for drift, ramps, raises, and related infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The development stage ends when the production stage of ore reserves begins. Amortization of deferred development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023, the Company had equity securities measured at fair value using level 1 quoted prices and no liabilities required measurement at fair value. At March 31, 2024, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Accounting for Investments in Joint Ventures (“JV”) and Equity Method Investments

Investment in JVs-For JVs where the Company holds more than 50% of the voting interest and has significant influence, the JV is consolidated with the presentation of non-controlling interest. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and its representation on the venture’s management committee.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At March 31, 2024, and December 31, 2023, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 10).

At March 31, 2024 and December 31, 2023, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	March 31, 2024			December 31, 2023
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2024 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

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

2. Going Concern

The Company is currently producing profitably from underground mining at the Golden Chest Mine. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its profitable production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Inventories

At March 31, 2024 and December 31, 2023, the Company’s inventories consisted of the following:

	March 31, 2024	December 31, 2023
Concentrate inventory
In process	$110,526	$28,778
Finished goods	31,784	239,361
Total concentrate inventory	142,310	268,139

Supplies inventory
Mine parts and supplies	440,881	374,456
Mill parts and supplies	137,961	158,402
Core drilling supplies and materials	75,684	75,684
Total supplies inventory	654,526	608,542

Total	$796,836	$876,681

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metals), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery. At March 31, 2024, metals that had been sold but not finally settled included 5,737 ounces of which 4,421 ounces were sold at a predetermined price with the remaining 1,316 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three-month periods ended March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
Gold	$6,121,129	$3,484,034
Silver	24,245	9,522
Less: Smelter and refining charges	(246,436)	(151,960)
Total	$5,898,938	$3,341,596

Sales by significant product type for the three-month periods ended March 31, 2024, and 2023 were as follows:

	March 31,
	2024	2023
Concentrate sales to H&H Metal	$5,898,938	$3,203,491
Dore sales to refinery	-	138,105
Total	$5,898,938	$3,341,596

At March 31, 2024 and December 31, 2023, our gold sales receivable balance related to contracts with customers of $1,238,474 and $1,038,867, respectively, consist only of amounts due from H&H Metals. There is no allowance for doubtful accounts.

5. Related Party Transactions

At March 31, 2024 and December 31, 2023, there were no notes payable to related parties. On May 10, 2023, the Company paid the remaining amount due to Ophir Holdings, a company owned by two officers and one former officer of the Company. Prior to this payment, there was a related party interest expense of $715 during the three-month period ended March 31, 2023 associated with this note.

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design Inc which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three-months ended March 31, 2024 and 2023 are as follows:

March 31,
2024	2023
$7,620	$6,395

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2024 and December 31, 2023, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $1,598 and $2,080, respectively, for shared operating costs as defined in the JV agreement.

Butte Highlands JV, LLC

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the JV. Under the agreement, Highland will fund all future project exploration and mine development costs. The agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the JV’s activities, it accounts for its investment on a cost basis.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Earnings per Share

Net income per share is computed by dividing the net amount excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Such common stock equivalents are included or excluded from the calculation of diluted net income per share for each period as follows:

	March 31, 2024	March 31, 2023
	Three-Months	Three-Months
Incremental shares included in diluted net income per share
Stock options	109,243	4,710
Stock purchase warrants	50,555	-
	159,798	4,710
Potentially dilutive shares excluded from diluted net income per share as inclusion would have an antidilutive effect:
Stock options	-	358,953
Stock purchase warrants	-	289,294
	-	825,247

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,481,546)	(1,430,323)
Total mill	3,472,876	3,524,099

Building and equipment
Buildings	624,657	624,657
Equipment	9,667,536	8,786,492
	10,292,193	9,411,149
Less accumulated depreciation	(3,852,811)	(3,455,023)
Total building and equipment	6,439,382	5,956,126

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	753,415	753,415

Total	$10,665,673	$10,233,640

9. Mineral Properties

Mineral properties at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Golden Chest
Mineral Property	$4,210,566	$4,191,189
Infrastructure	3,007,937	2,814,164
Total Golden Chest	7,218,503	7,005,353
New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Butte Gulch	1,125,259	124,055
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Less accumulated amortization	(191,662)	(166,500)
Total	$9,088,070	$7,898,878

In February 2024 the Company purchased the surface rights and subsequently cancelled the NSR from the previous agreement with the seller for a 169-acre parcel known as Butte Gulch adjacent to the Golden Chest. The Company had already owned the mineral rights to this property. The sale price was $1,001,000 of which $351,000 was paid in cash and the remaining $650,000 is payable to the seller (monthly interest only payments of $2,750 at 5% interest, for three years with a balloon payment of $650,000 at the end of the term). For the three-month periods ended March 31, 2024 and 2023, interest expense was capitalized in association with the ramp access project at the Golden Chest as follows.

March 31, 2024	March 31, 2023
$19,377	$22,961

10. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $1,867 and $350 for the respective three-month periods ended March 31, 2024 and 2023. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of March 31, 2024, the Company holds 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Notes Payable

At March 31, 2024 and December 31, 2023, notes payable are as follows:

	March 31, 2024	December 31, 2023
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$294,918	$297,230
Butte Gulch vacant mineral property, 5.00% interest payable monthly through January 2027, monthly interest only payments of $2,750 with a balloon payment of $650,000 in February 2027	650,000	-
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821	145,118	186,557
Paus 2 yd LHD, 60-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	35,675	50,672
Paus 2 yd LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	19,249	33,541
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	-	604
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	1,867	3,713
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	20,408	24,591
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	12,466	14,843
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	41,566	44,447
CarryAll transport, 48-month note payable, 5.9% interest rate payable monthly through April 2028, monthly payments of $576	24,554	-
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	20,588	51,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	79,676	92,948
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	2,378	4,126
Komatsu WX04 LHD, 24-month note payable, 8.24% interest rate payable monthly through April 2026, monthly payments of $16,642	367,068	-
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	11,886	16,251
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125	167,765	216,880
Caterpillar R1600 LHD bucket, 24-month note payable, 2.06% interest rate payable monthly through April 2026, monthly payments of $4,572	107,415	-
Caterpillar AD30 underground truck, 40-month note payable, 8.01% interest rate payable through October 2026, monthly payments of $29,656	827,982	899,417
Caterpillar 259D3 skid steer, 36-month note payable, 8.50% interest rate payable monthly through December 2026, monthly payments of $1,836	53,854	58,156
SBA Economic Injury Disaster (“EIDL”) Loan 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	158,835	160,123
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	51,763	54,418
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	53,453	56,194
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	48,739	50,759
2024 Dodge Ram, 60-month note payable, 9.94% interest rate payable monthly through February 2029, monthly payments of $1,293	60,166	-
Total notes payable	3,257,389	2,316,652
Due within one year	1,090,329	978,246
Due after one year	$2,167,060	$1,338,406

All notes except the SBA EIDL loan are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2024 are as follows:

12 months ended March 31,
2025	$1,090,329
2026	695,133
2027	966,287
2028	328,681
2029	33,583
2030	3,454
Thereafter	139,922
Total	$3,257,389

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity

Stock Issuance Activity

In the first quarter of 2024, the Company issued common stock as follows:

•	Sold 127,152 shares of common stock at an average price of $6.67 per share for $847,492.
•	Issued 147,026 shares of common stock in exchange for outstanding warrants for $823,346.
•	Issued 5,357 shares of common stock in exchange for outstanding stock options for $29,999,
•	Issued 5,887 shares of common stock for outstanding stock options via cashless exercise.

The Company closed a private placement in February 2023. Under the private placement, the Company sold 123,365 shares of common stock at $5.50 per share and 35,088 shares of common stock at $5.70 per share for net proceeds of $878,503.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2022 and 2023	289,294	$5.60-7.00
Exercised	(147,026)	$5.60
Balance March 31, 2024	142,268	$5.60-7.00
These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	88,696	$5.60	October 15, 2024
	53,572	$7.00	November 12, 2024
	142,268

13. Stock Options

There were no stock options granted during the three-months ended March 31, 2024 and 2023.

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Balance December 31, 2023	477,449	$5.47
Exercised	(22,073)	$5.50
Forfeited	(10,144)	$5.50
Outstanding and exercisable at March 31, 2024	445,232	$5.47

In the first quarter of 2024 16,716 options were exchanged for 5,887 shares in a cashless exercise by employees. Options exercised in the first quarter of 2024 had an intrinsic value of $65,229. At March 31, 2024, outstanding stock options have a weighted average remaining term of approximately 0.85 years and have an intrinsic value of $1,332,314.

14. Subsequent Events

Subsequent to March 31, 2024, 29,763 shares of common stock have been issued in exchange for outstanding warrants for net proceeds of $166,673. Additionally, subsequent to March 31, 2024 69,861 options were exchanged for 27,562 shares in a cashless exercise by employees.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements include our current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. We have tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to us and are expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A.–Risk Factors in our 2023 Form 10-K and in Part II, Item 1.A.-Risk Factors in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements. All subsequent written and oral forward-looking statements attributable to Idaho Strategic or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Idaho Strategic is a gold producer and critical minerals/rare earth element (“REE”) exploration company focused on a diversified asset base and cash flows from operations. Its portfolio of mineral properties are located in the historic producing silver and gold districts of the Coeur d’Alene Mining region of north Idaho and the Elk City region of north-central Idaho, as well as the historic REE-Thorium Belt located near the city of Salmon in central Idaho.

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

In addition to its gold properties, Idaho Strategic has three REE exploration properties in Idaho known as Lemhi Pass, Diamond Creek, and Mineral Hill. Following observation of industry dynamics and in early response to events impacting long-term domestic critical mineral supply and demand trends, the Company’s strategic expansion into REE’s also aids in diversifying its holdings. The Company believes the anticipated demand for these elements in the electrification of motorized vehicles, defense spending, and a renewed focus on the United States’ domestic critical minerals supply chain security may benefit domestic holders of such assets. The Company also believes it has a first-mover advantage with its addition of recognized REE land holdings in Idaho. To date, Idaho Strategic has conducted numerous exploration programs on its REE properties which include drilling, trenching, sampling, and mapping of certain areas within the Company’s 19,090-acre landholdings.

Idaho Strategic has been able to demonstrate and utilize its track record of operations and experience in mining, milling, and exploring at the Golden Chest to develop relationships with different state government agencies, universities, national labs, and other government and non-government entities to advance its REE exploration activities on multiple fronts. Idaho Strategic plans to continue to look for additional partnerships to find mutually beneficial solutions to advance the U.S.' domestic REE supply chain.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2024, metals that had been sold but not finally settled included 5,737 ounces of which 4,421 ounces were sold at a predetermined price with the remaining 1,316 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At March 31, 2024 we reviewed our December 31, 2023 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The March 31, 2024 estimated costs would be $104,000 for the Golden Chest property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Highlights during the first quarter of 2024 include:

REE Exploration
•

Idaho Strategic’s CEO and President, John Swallow, was invited by members from the U.S. Department of Energy to speak at the Future Needs for Responsible Mining of Critical Minerals workshop in Denver, CO on January 25th 2024.

Golden Chest/Operations
•	At the Golden Chest, ore mined from underground stopes totaled approximately 10,300 tonnes with all of the tonnage coming from H-Vein stopes. The 778 H-Vein stope mined during the quarter was a significant contributor to gold production as diluted vein samples taken during mining showed an average grade of 13.9 grams per tonne (gpt) gold for a total of 3,620 tonnes mined.
•	A total of 3,050 cubic meters of cemented rockfill (“CRF”) were placed during the quarter which is a quarterly record. The Main Access Ramp (“MAR”) and associated drifts and raises were advanced by 100 meters during the quarter.
•	For the quarter ended March 31, 2024, a total of 10,300 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey mill with a flotation feed head grade of 10.31 gpt gold and gold recovery of 93.0%.

Results of Operations

•	Our financial performance during the quarter is summarized below:
•	Revenue increased 76.5% to $5,898,938 from $3,341,596 for the three-month periods ended March 31, 2024 and 2023, respectively. The increase in revenue is largely due to the increased gold grade processed, as well as increased gold production throughout the quarter and a higher average gold price recognized on ounces sold. Gold production is expected to remain at approximately this level for the remainder of the year as mining on the H-Vein continues.
•	Gross profit as a percentage of sales increased from 25.9% in the first quarter of 2023 to 48.1% in the first quarter of 2024. This increase is due to the increased gold grade and higher average gold price recognized on ounces sold.
•	Operating income for the three-month period ended March 31, 2024, was $2,141,973 which is an increase of $2,128,950 from an operating income of $13,023 in the first quarter of 2023. The increase is due to the increased revenue from gold production, while maintaining a stable cost structure.
•	Other (income) expense decreased from income of $31,163 in the first quarter of 2023, to income of $13,841 in the first quarter of 2024. The decrease was mostly due to lower timber revenue in this reporting period compared to last, as well as an increase in interest expense between the two periods.
•	Net income for the three-month period ended March 31, 2024 was $2,155,814 compared to $44,186 for the three-months ended March 31, 2023. Taking out losses from non-controlling interests, Idaho Strategic’s net income was $2,171,109 and $60,599 for the first quarters of 2024 and 2023, respectively. This is a 35-fold increase year over year.
•	The consolidated net income for the three-month period ended March 31, 2024 and 2023 included non-cash charges as follows: depreciation and amortization of $501,788 ($328,037 in 2023), loss on disposal of equipment of $4,409 ($6,120 in 2023), accretion of asset retirement obligation of $4,575 ($3,899 in 2023), and equity income on investment in Buckskin of $1,867 ($350 in 2023) and a loss on investment in equity securities of $453, ($0 in 2023).
•	Cash cost and all-in sustaining cost per ounce decreased in 2024 compared to 2023 due to a higher ore grade mined. A core drilling exploration program is planned for the Golden Chest for starting in the second quarter of 2024 which will increase all-in sustaining costs for the remainder of the year.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three-month periods ended March 31, 2024, and 2023.

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

	March 31,
	2024	2023
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$3,060,701	$2,475,997
Depreciation, depletion, and amortization	(501,788)	(328,037)
Change in inventory	79,845	72,669
Cash Cost	$2,638,758	$2,220,629
Exploration	267,848	273,442
Less REE exploration costs	(87,145)	(211,598)
Sustaining capital	445,656	120,749
General and administrative	160,663	263,298
Less stock-based compensation and other non-cash items	(7,570)	(9,669)
AISC	$3,418,210	$2,656,851
Divided by ounces produced	3,116	1,725
Cash cost per ounce	$846.92	$1,287.32
AISC per ounce	$1,097.09	$1,540.20

Financial Condition and Liquidity

	For the Three-Months Ended March 31,
Net cash provided (used) by:	2024	2023
Operating activities	$2,579,853	$160,762
Investing activities	(1,004,815)	(416,121)
Financing activities	1,433,420	631,132
Net change in cash and cash equivalents	3,008,458	375,773
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$5,295,457	$2,013,804

The Company is currently producing profitably from underground at the Golden Chest Mine. In the past, the Company has been successful in raising required capital from sale of common stock, forward gold contracts, and debt. As a result of its profitable production, equity sales and potential debt borrowings or restructurings, management believes cash flows from operations and existing cash are sufficient to conduct planned operations and meet contractual obligations for the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2024, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of March 31, 2024, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

147,026 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $823,346. 5,357 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $29,999 and 5,887 shares of common stock were issued for outstanding stock options via cashless exercise.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021
3.2	Amended and Restated By-laws of Idaho Strategic Resources, Inc., incorporated by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 27, 2021
10.1*	Purchase and Sale Agreement dated January 16th, 2024, Promissory Note, Mortgage, and Termination of Royalty Deed and Warranty Deed, dated February 7th, 2024; by and among the Registrant and Bell Run Properties, L.L.C.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its: President and Chief Executive Officer
Date May 6, 2024

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: May 6, 2024

