Form 10-Q
period 2024-06-30
Idaho Strategic Resources, Inc.
filed 2024-07-30
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 1, 2024, 12,958,574 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,801,257	$2,286,999
Short term investments	6,344,725	-
Gold sales receivable	1,516,514	1,038,867
Inventories	766,612	876,681
Joint venture receivable	1,413	2,080
Investment in equity securities	-	5,649
Other current assets	172,036	236,837
Total current assets	10,602,557	4,447,113

Property, plant and equipment, net of accumulated depreciation	10,492,298	10,233,640
Mineral properties, net of accumulated amortization	9,459,771	7,898,878
Investment in Buckskin Gold and Silver, Inc	339,047	338,769
Investment in joint venture	435,000	435,000
Reclamation bond	256,310	251,310
Deposits	600,267	285,079
Total assets	$32,185,250	$23,889,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$732,832	$484,221
Accrued payroll and related payroll expenses	286,187	266,670
Notes payable, current portion	745,132	978,246
Total current liabilities	1,764,151	1,729,137

Asset retirement obligations	295,874	286,648
Notes payable, long term	1,985,742	1,338,406
Total long-term liabilities	2,281,616	1,625,054

Total liabilities	4,045,767	3,354,191

Commitments Notes 5 and 9	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2024-12,958,574 and December 31, 2023- 12,397,615 shares issued and outstanding	38,264,643	34,963,739
Accumulated deficit	(12,881,656)	(17,210,638)
Total Idaho Strategic Resources, Inc stockholders’ equity	25,382,987	17,753,101
Non-controlling interest	2,756,496	2,782,497
Total stockholders' equity	28,139,483	20,535,598

Total liabilities and stockholders’ equity	$32,185,250	$23,889,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six-Month Periods Ended June 30, 2024 and 2023
	June 30, 2024		June 30, 2023
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products	$6,125,382	$12,024,320	$3,236,515	$6,578,111
Total revenue	6,125,382	12,024,320	3,236,515	6,578,111

Costs of Sales:
Cost of sales and other direct production costs	2,596,027	5,154,940	2,099,890	4,247,850
Depreciation and amortization	455,930	957,718	343,042	671,079
Total costs of sales	3,051,957	6,112,658	2,442,932	4,918,929
Gross profit	3,073,425	5,911,662	793,583	1,659,182

Other operating expenses:
Exploration	620,056	887,904	207,369	480,811
Management	90,313	199,413	55,568	124,479
Professional services	84,982	239,226	123,238	364,043
General and administrative	179,456	340,119	123,765	387,063
(Gain) loss on disposal of equipment	3,022	7,431	(6,344)	(224)
Total other operating expenses	977,829	1,674,093	503,596	1,356,172
Operating income	2,095,596	4,237,569	289,987	303,010

Other (income) expense:
Equity (income) loss on investment in Buckskin Gold and Silver, Inc	1,589	(278)	(1,007)	(1,357)
Timber revenue net of costs	(6,049)	(19,406)	-	(20,724)
Loss on investment in equity securities	-	453	2,880	2,880
Gain on short term investments	(21,862)	(21,862)	-	-
Interest income	(38,606)	(58,241)	(18,756)	(37,693)
Interest expense	25,602	46,167	11,048	19,896
Total other (income) expense	(39,326)	(53,167)	(5,835)	(36,998)

Net income	2,134,922	4,290,736	295,822	340,008
Net loss attributable to non-controlling interest	(22,951)	(38,246)	(31,971)	(48,384)
Net income attributable to Idaho Strategic Resources, Inc.	$2,157,873	$4,328,982	$327,793	$388,392

Net income per common share-basic	$0.17	$0.34	$0.03	$0.03

Weighted average common share outstanding-basic	12,836,205	12,674,789	12,256,523	12,228,844

Net income per common share-diluted	$0.17	$0.34	$0.03	$0.03

Weighted average common shares outstanding- diluted	13,043,026	12,904,998	12,259,438	12,232,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Six-Month Periods Ended June 30, 2024 and 2023
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	34,124,125	(18,307,785)	2,821,020	18,637,360

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	16,409	16,409
Net income (loss)	-	-	327,793	(31,971)	295,822
Balance June 30, 2023	12,256,523	$34,124,125	$(17,979,992)	$2,805,458	$18,949,591

Balance January 1, 2024	12,397,615	34,963,739	(17,210,638)	2,782,497	20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,598	1,598
Issuance of common stock for cash, net of offering costs	127,152	847,492	-	-	847,492
Issuance of common stock for warrants exercised	147,026	823,346	-	-	823,346
Issuance of common stock for stock options exercise	5,357	29,999	-	-	29,999
Issuance of common stock for cashless stock options exercise	5,887	-	-	-	-
Net income (loss)	-	-	2,171,109	(15,295)	2,155,814
Balance March 31, 2024	12,683,037	36,664,576	(15,039,529)	2,768,800	24,393,847

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	10,647	10,647
Issuance of common stock for cash, net of offering costs	137,864	1,313,392	-	-	1,313,392
Issuance of common stock for warrants exercised	29,763	166,673	-	-	166,673
Issuance of common stock for stock options exercise	21,429	120,002	-	-	120,002
Issuance of common stock for cashless stock options exercise	86,481	-	-	-	-
Net income (loss)	-	-	2,157,873	(22,951)	2,134,922
Balance June 30, 2024	12,958,574	$38,264,643	$(12,881,656)	$2,756,496	$28,139,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods Ended June 30, 2024 and 2023
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,290,736	$340,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	957,718	671,079
Loss on disposal of equipment	7,431	(224)
Accretion of asset retirement obligation	9,226	7,856
Loss on investment in equity securities	453	2,880
Gain on short term investments	(21,862)	-
Equity income on investment in Buckskin Gold and Silver, Inc	(278)	(1,357)
Change in operating assets and liabilities:
Gold sales receivable	(477,647)	69,709
Inventories	110,069	(36,979)
Joint venture receivable	667	372
Other current assets	64,801	70,402
Accounts payable and accrued expenses	248,611	(36,703)
Accrued payroll and related payroll expenses	19,517	56,303
Net cash provided by operating activities	5,209,442	1,143,346

Cash flows from investing activities:
Purchases of property, plant, and equipment	(583,841)	(343,356)
Deposits on equipment	(345,907)	-
Proceeds from sale of equipment	-	8,500
Additions to mineral property	(960,388)	(523,785)
Purchase of reclamation bond	(5,000)	-
Purchase of short term investments	(6,322,863)	-
Proceeds from sale of investment in equity securities	5,196	-
Investment in equity securities	-	(11,100)
Net cash used by investing activities	(8,212,803)	(869,741)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	2,160,884	878,503
Proceeds from issuance of common stock for warrants exercised	990,019	-
Proceeds from issuance of common stock for stock options exercised	150,001	-
Principal payments on notes payable	(795,530)	(502,948)
Principal payments on notes payable, related parties	-	(75,183)
Contributions from non-controlling interest	12,245	18,010
Net cash provided by financing activities	2,517,619	318,382

Net change in cash and cash equivalents	(485,742)	591,987
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$1,801,257	$2,230,018

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$30,719	$76,110
Notes payable for equipment	$559,752	1,110,737
Notes payable for mineral property purchase	$650,000	-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023, the Company had equity securities measured at fair value using level 1 quoted prices and no liabilities required measurement at fair value. At June 30, 2024, the Company had short term investments in treasury securities that were classified as Level 1 assets that required measurement at fair value and no liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At June 30, 2024, and December 31, 2023, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 10).

At June 30, 2024 and December 31, 2023, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	June 30, 2024			December 31, 2023
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

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

3. Inventories

At June 30, 2024 and December 31, 2023, the Company’s inventories consisted of the following:

	June 30, 2024	December 31, 2023
Concentrate inventory
In process	$12,400	$28,778
Finished goods	180,711	239,361
Total concentrate inventory	193,111	268,139

Supplies inventory
Mine parts and supplies	412,451	374,456
Mill parts and supplies	85,366	158,402
Core drilling supplies and materials	75,684	75,684
Total supplies inventory	573,501	608,542

Total	$766,612	$876,681

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metals), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery (Cascade Refining). At June 30, 2024, metals that had been sold but not finally settled included 6,358 ounces of which 2,666 ounces were sold at a predetermined price with the remaining 3,692 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and six-month periods ended June 30, 2024 and 2023 were as follows:

	June 30, 2024		June 30, 2023
	Three Months	Six Months	Three Months	Six Months
Gold	$6,285,048	$12,410,268	$3,399,049	$6,883,110
Silver	27,596	54,985	13,824	23,346
Less: Smelter and refining charges	(187,262)	(440,933)	(176,358)	(328,345)
Total	$6,125,382	$12,024,320	$3,236,515	$6,578,111

Sales by significant product type for the three and six-month periods ended June 30, 2024, and 2023 were as follows:

	June 30, 2024		June 30, 2023
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$5,852,389	$11,751,327	$3,236,515	$6,440,006
Dore sales to refinery	272,993	272,993	-	138,105
Total	$6,125,382	$12,024,320	$3,236,515	$6,578,111

At June 30, 2024 our gold sales receivable balance related to contracts with H&H Metals and Cascade Refining of $1,516,514. At December 31, 2023 our gold sales receivable balance of $1,038,867, consisted only of amounts due from H&H Metals. There is no allowance for doubtful accounts.

5. Related Party Transactions

At June 30, 2024 and December 31, 2023, there were no notes payable to related parties. On May 10, 2023, the Company paid the remaining amount due to Ophir Holdings, a company owned by two officers and one former officer of the Company.

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three and six-month periods ended June 30, 2024 and 2023 are as follows:

June 30, 2024		June 30, 2023
Three Months	Six Months	Three Months	Six Months
$7,688	$15,308	$6,040	$12,435

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2024 and December 31, 2023, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $1,413 and $2,080, respectively, for shared operating costs as defined in the JV agreement.

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

	June 30, 2024		June 30, 2023
	Three Months	Six Months	Three Months	Six Months
Incremental shares included in diluted net income (loss) per share
Stock options	125,446	129,410	2,915	3,794
Stock purchase warrants	38,066	46,550	-	-
	163,512	175,960	2,915	3,794
Potentially dilutive shares excluded from diluted net income per share as inclusion would have an antidilutive effect:
Stock options	-	-	332,164	332,164
Stock purchase warrants	-	-	289,294	289,294
	-	-	621,458	621,458

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Mill
Land	$225,289	$225,289
Building	536,193	536,193
Equipment	4,192,940	4,192,940
	4,954,422	4,954,422
Less accumulated depreciation	(1,527,563)	(1,430,323)
Total mill	3,426,859	3,524,099

Building and equipment
Buildings	624,657	624,657
Equipment	9,940,382	8,786,492
	10,565,039	9,411,149
Less accumulated depreciation	(4,253,015)	(3,455,023)
Total building and equipment	6,312,024	5,956,126

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	753,415	753,415

Total	$10,492,298	$10,233,640

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Mineral Properties

Mineral properties at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Golden Chest
Mineral Property	$4,234,362	$4,191,189
Infrastructure	3,346,469	2,814,164
Total Golden Chest	7,580,831	7,005,353
New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Butte Gulch	1,158,964	124,055
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Less accumulated amortization	(215,994)	(166,500)
Total	$9,459,771	$7,898,878

In February 2024 the Company purchased the surface rights and subsequently cancelled the NSR from the previous agreement with the seller for a 169-acre parcel known as Butte Gulch adjacent to the Golden Chest. The Company had already owned the mineral rights to this property. The purchase price was $1,001,000 of which $351,000 was paid in cash and the remaining $650,000 is payable to the seller (monthly interest only payments of $2,750 at 5% interest, for three years with a balloon payment of $650,000 at the end of the term).

For the three and six-month periods ended June 30, 2024 and 2023, interest expense was capitalized in association with the ramp access project at the Golden Chest Mine as follows.

June 30, 2024		June 30, 2023
Three Months	Six Months	Three Months	Six Months
$23,797	$43,174	$19,374	$42,335

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable

At June 30, 2024 and December 31, 2023, notes payable are as follows:

	June 30, 2024	December 31, 2023
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$292,565	$297,230
Butte Gulch vacant mineral property, 5.00% interest payable monthly through January 2027, monthly interest only payments of $2,750 with a balloon payment of $650,000 in February 2027	650,000	-
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821, Paid off early	-	186,557
Paus 2 yd LHD, 60-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	20,498	50,672
Paus 2 yd LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	4,833	33,541
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	-	604
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	-	3,713
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	16,159	24,591
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	10,051	14,843
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	38,644	44,447
CarryAll transport, 48-month note payable, 5.9% interest rate payable monthly through April 2028, monthly payments of $576	23,642	-
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	-	51,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	66,174	92,948
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	600	4,126
Komatsu WX04 LHD, 24-month note payable, 8.24% interest rate payable monthly through April 2026, monthly payments of $16,642	338,729	-
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	7,471	16,251
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125, Paid off early	-	216,880
Caterpillar R1600 LHD bucket, 24-month note payable, 2.06% interest rate payable monthly through April 2026, monthly payments of $4,572	94,228	-
Caterpillar AD30 underground truck, 40-month note payable, 8.01% interest rate payable through October 2026, monthly payments of $29,656	755,108	899,417
Caterpillar 259D3 skid steer, 36-month note payable, 8.50% interest rate payable monthly through December 2026, monthly payments of $1,836	49,460	58,156
SBA Economic Injury Disaster (“EIDL”) Loan 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	158,543	160,123
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	49,069	54,418
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	50,670	56,194
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060	46,669	50,759
2024 Dodge Ram, 60-month note payable, 9.94% interest rate payable monthly through February 2029, monthly payments of $1,293	57,761	-
Total notes payable	2,730,874	2,316,652
Due within one year	745,132	978,246
Due after one year	$1,985,742	$1,338,406

All notes except the SBA EIDL loan are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2024 are as follows:

12 months ended June 30,
2025	$745,132
2026	640,470
2027	1,121,377
2028	61,367
2029	19,503
2030	3,468
Thereafter	139,557
Total	$2,730,874

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of change of equity value on the investment of loss of $1,589 and income of $278 for the respective three and six-month periods ended June 30, 2024 and income of $1,007 and $1,357 for the respective three and six-month periods ended June 30, 2023. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of June 30, 2024, the Company holds 37% of Buckskin’s outstanding shares.

12. Stockholders’ Equity

Stock Issuance Activity

In the first six months of 2024 the Company issued common stock as follows:

•	Sold 265,016 shares of common stock at an average price of $8.15 per share for net proceeds of $2,160,884.
•	Issued 176,789 shares of common stock in exchange for outstanding warrants for $990,019.
•	Issued 26,786 shares of common stock in exchange for outstanding stock options for $150,001.
•	Issued 92,368 shares of common stock for outstanding stock options via cashless exercise.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2022 and 2023	289,294	$5.60-7.00
Exercised	(147,026)	$5.60
Balance March 31, 2024	142,268	$5.60-7.00
Exercised	(29,763)	$5.60
Balance June 30, 2024	112,505	$5.60-7.00

These warrants expire as follows:	Shares	Exercise Price	Expiration Date
	58,933	$5.60	October 15, 2024
	53,572	$7.00	November 12, 2024
	112,505

13. Stock Options

There were no stock options granted during the six-months ended June 30, 2024 and 2023.

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Balance December 31, 2023	477,449	$5.47
Exercised	(22,073)	$5.50
Forfeited	(10,144)	$5.50
Balance March 31, 2024	445,232	$5.47
Exercised	(218,867)	$5.52
Outstanding and exercisable at June 30, 2024	226,365	$5.42

In the three and six-month periods ending June 30, 2024, 197,438 and 214,154 options were exchanged for 86,481 and 92,386 shares in a cashless exercise by employees. The intrinsic value of these options was $854,761 and $919,990 for the three and six-month periods ending June 30, 2024. At June 30, 2024, outstanding stock options have a weighted average remaining term of approximately 0.68 years and have an intrinsic value of $1,005,415.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Fair Value Measurements

The Company accounts for its financial instruments under ASC 820 Fair Value Measurement. During the six months ended June 30, 2024, there were no reclassifications in financial assets or liabilities between Level 1, 2 or 3 categories.

The following is a listing of the Company’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$6,344,725	$-	$-	$6,344,725

The following is a listing of the Company’s financial assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets
Investment in equity securities	$5,649	$-	$-	$5,649

15. Subsequent Events

Subsequent to June 30, 2024, 50,000 shares of common stock have been issued for net proceeds of $520,506. Additionally, subsequent to June 30, 2024, 25,073 options were exchanged for 12,767 shares in a cashless exercise by employees.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2024, metals that had been sold but not finally settled included 6,358 ounces of which 2,666 ounces were sold at a predetermined price with the remaining 3,692 exposed to future price changes. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At June 30, 2024 we reviewed our December 31, 2023 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The June 30, 2024 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Highlights during the second quarter of 2024 include:

REE Exploration

•	Continued discussions with various laboratories, universities, and partners to advance our understanding of Idaho’s rare earth mineralogy and broader mineral endowment.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 11,500 tonnes with all of the tonnage coming from H-Vein stopes.

•	A total of 3,230 cubic meters of cemented rockfill (“CRF”) were placed during the quarter which is a new quarterly record. The Main Access Ramp (“MAR”) and associated drifts and raises were advanced by about 100 meters during the quarter.

•	For the quarter ended June 30, 2024, a total of 9,260 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey mill with a flotation feed head grade of 10.29 gpt gold and gold recovery of 93.6%.

•

An exploration program consisting of both underground and surface core drilling was started in the second quarter. Underground drilling was focused on exploring the Klondike area and the projected northerly strike of the H-vein. Surface drilling was started in Butte Gulch with plans to move to the northern area of the Golden Chest in the third quarter.

Results of Operations

Our financial performance during the quarter is summarized below:

•	Revenue increased 89.3% from $3,236,515 to $6,125,382 for the three-month periods ended June 30, 2023 and 2024, respectively, Year to date revenue increased 82.8% from $6,578,111 to $12,024,320 for the six-month periods ended June 30, 2023 and 2024, respectively. The increase in revenue is largely due to the increased gold production compared to previous periods as well as a higher average gold price recognized on ounces produced. Gold production is expected to remain at approximately this level for the remainder of the year as mining on the H-Vein continues.

•	Gross profit as a percentage of sales increased from 24.5% in the second quarter of 2023 to 50.2% in the second quarter of 2024. For the six-month periods ending June 30, 2024 and 2023 gross profit as a percentage of sales increased to 49.2% from 25.2%.

•	Exploration expense increased in both the three-month and six-month periods ending June 30, 2024, when compared to the same periods in 2023, due to an increase in surface and underground drilling activity at the Company’s Golden Chest Mine. Drilling is expected to continue throughout the third quarter which may result in an increased exploration expense when compared to prior periods.

•	Operating income for the three-month period ended June 30, 2024 was $2,095,596 which is an increase of $1,805,609 from operating income of $289,987 in the second quarter of 2023. For the six-month period ending June 30, 2024, operating income of $4,237,569 increased by $3,934,559 over the same period in 2023.

•	Other income increased $33,491 from $5,835 in the second quarter of 2023, to $39,326 in the same period in 2024. Other income increased $16,169 from $36,998 in the six months ending June 30, 2023, to $53,167 in the same period in 2024.The increase was from increased interest income and gains on treasuries from the company’s short term investment account due to having a higher cash balance.

•	Net income increased $1,839,100 from net income of $295,822 for the three-month period ended June 30, 2023 to net income of $2,134,922 for the three-month period ending June 30, 2024. Net income increased $3,950,728 from net income of $340,008 in the six-month period ending June 30, 2023, to net income of $4,290,736 in the same period in 2024.

•	The consolidated net income for the six-month periods ending June 30, 2024 and June 30, 2023 included non-cash charges as follows: depreciation and amortization of $957,718 ($671,079 in 2023), loss on disposal of equipment of $7,431 (gain of $224 in 2023), accretion of asset retirement obligation of $9,226 ($7,856 in 2023), loss on investment in equity securities of $453 ($2,880 in 2023), gain on short term investment of $21,862 (none in 2023) and equity income on investment in Buckskin of $278 ($1,357 in 2023).

•	Cash cost per ounce for the three-month period ending June 30, 2024 remained relatively flat compared to the same period in 2023. For the six month-period ending June 30, 2024, cash cost per ounce decreased significantly due to a 55.2% increase in ounces produced when compared to the six-month period ending June 30, 2023.

•	All in sustaining cost per ounce increased during the three-month period ending June 30, 2024 compared to the same period in 2023 due to an increase in exploration costs from underground and surface drilling at the Golden Chest Mine, as well as higher sustaining capital from deposits on paste backfill plant equipment. For the six-month period ending June 30, 2024, all in sustaining costs decreased slightly as the increased exploration and sustaining capital was largely made up for by the increased production when compared to the six-month period ending June 30, 2023.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and six-month periods ended June 30, 2024, and 2023.

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

	June 30, 2024		June 30, 2023
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$3,051,957	$6,112,658	$2,442,932	$4,918,929
Depreciation and amortization	(455,930)	(957,718)	(343,042)	(671,079)
Change in concentrate inventory	30,224	110,069	(109,648)	(36,979)
Cash Cost	$2,626,251	$5,265,009	$1,990,242	$4,210,871
Exploration	620,056	887,904	207,369	480,811
Less REE exploration costs	(70,381)	(157,526)	(122,760)	(334,358)
Sustaining capital	484,092	929,748	214,107	334,856
General and administrative	179,456	340,119	123,765	387,063
Less stock-based compensation and other non-cash items	(9,262)	(16,832)	514	(9,155)
AISC	$3,830,212	$7,248,422	$2,413,237	$5,070,088
Divided by ounces produced	2,903	6,019	2,152	3,877
Cash cost per ounce	$904.67	$874.73	$924.83	$1,086.12
AISC per ounce	$1,319.40	$1,204.26	$1,121.39	$1,307.73

Financial Condition and Liquidity

	For the Six-Months Ended June 30,
Net cash provided (used) by:	2024	2023
Operating activities	$5,209,442	$1,143,346
Investing activities	(8,212,803)	(869,741)
Financing activities	2,517,619	318,382
Net change in cash and cash equivalents	(485,742)	591,987
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$1,801,257	$2,230,018

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2024, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of June 30, 2024, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the second quarter of 2024, 29,763 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $166,673. 21,429 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $120,002 and 86,481 shares of common stock were issued for outstanding stock options via cashless exercise.

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
10.1

Purchase and Sale Agreement dated January 16th, 2024, Promissory Note, Mortgage, and Termination of Royalty Deed and Warranty Deed, dated February 7th, 2024, by and among the Registrant and Bell Run Properties, L.L.C., filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2024, and incorporated herein by reference.

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
Date July 30, 2024

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: July 30, 2024

