Form 10-Q
period 2024-09-30
Idaho Strategic Resources, Inc.
filed 2024-11-04
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2024, 13,661,139 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,392,556	$2,286,999
Investments in debt securities	3,198,452	-
Gold sales receivable	1,054,051	1,038,867
Government grant receivable	418,000	-
Inventories	971,507	876,681
Joint venture receivable	855	2,080
Investment in equity securities	-	5,649
Other current assets	405,267	236,837
Total current assets	14,440,688	4,447,113

Property, plant and equipment, net of accumulated depreciation	11,565,402	10,233,640
Mineral properties, net of accumulated amortization	10,013,290	7,898,878
Investment in Buckskin Gold and Silver, Inc	340,348	338,769
Investment in joint venture	435,000	435,000
Investments in debt securities, non-current	2,940,780	-
Reclamation bond	249,110	251,310
Deposits	842,743	285,079
Total assets	$40,827,361	$23,889,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,366,345	$484,221
Accrued payroll and related payroll expenses	445,848	266,670
Notes payable, current portion	802,312	978,246
Total current liabilities	2,614,505	1,729,137

Asset retirement obligations	300,602	286,648
Notes payable, long term	2,117,715	1,338,406
Total long-term liabilities	2,418,317	1,625,054

Total liabilities	5,032,822	3,354,191

Commitments Notes 5 and 9	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2024-13,462,705 and December 31, 2023- 12,397,615 shares issued and outstanding	43,929,336	34,963,739
Accumulated deficit	(10,877,376)	(17,210,638)
Total Idaho Strategic Resources, Inc stockholders’ equity	33,051,960	17,753,101
Non-controlling interest	2,742,579	2,782,497
Total stockholders' equity	35,794,539	20,535,598

Total liabilities and stockholders’ equity	$40,827,361	$23,889,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine-Month Periods Ended September 30, 2024 and 2023

	September 30, 2024		September 30, 2023
	Three Months	Nine Months	Three Months	Nine Months

Revenue:
Sales of products	$6,153,287	$18,177,607	$3,301,221	$9,879,332
Total revenue	6,153,287	18,177,607	3,301,221	9,879,332

Costs of Sales:
Cost of sales and other direct production costs	2,670,417	7,825,357	1,831,847	6,079,697
Depreciation and amortization	485,514	1,443,232	363,442	1,034,521
Total costs of sales	3,155,931	9,268,589	2,195,289	7,114,218
Gross profit	2,997,356	8,909,018	1,105,932	2,765,114

Other operating expenses:
Exploration	1,185,460	2,073,364	435,439	916,250
Management	92,967	292,380	58,998	183,477
Professional services	81,663	320,889	80,856	444,899
General and administrative	203,732	543,851	117,178	504,241
(Gain) loss on disposal of equipment	(6,000)	1,431	-	(224)
Total other operating expenses	1,557,822	3,231,915	692,471	2,048,643
Operating income	1,439,534	5,677,103	413,461	716,471

Other (income) expense: Equity (income) loss on investment in Buckskin Gold and Silver, Inc	(1,301)	(1,579)	(1,608)	(2,965)
Timber revenue net of costs	-	(19,406)	-	(20,724)
Loss on investment in equity securities	-	453	1,543	4,423
Interest income	(167,801)	(247,904)	(23,560)	(61,253)
Interest expense	37,128	83,295	33,103	52,999
Government grant income	(418,000)	(418,000)	-	-
Total other (income) expense	(549,974)	(603,141)	9,478	(27,520)

Net income	1,989,508	6,280,244	403,983	743,991
Net loss attributable to non-controlling interest	(14,772)	(53,018)	(16,696)	(65,080)
Net income attributable to Idaho Strategic Resources, Inc.	$2,004,280	$6,333,262	$420,679	$809,071

Net income per common share-basic	$0.15	$0.49	$0.03	$0.07

Weighted average common share outstanding-basic	13,111,073	12,821,279	12,256,523	12,238,172

Net income per common share-diluted	$0.15	$0.49	$0.03	$0.07

Weighted average common shares outstanding- diluted	13,259,638	13,012,689	12,263,318	12,243,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the Three and Nine-Month Periods Ended September 30, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Total Stockholders’ Equity

Balance January 1, 2023	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,601	1,601
Issuance of common stock for cash, net of offering costs	158,453	878,503	-	-	878,503
Net income (loss)	-	-	60,599	(16,413)	44,186
Balance March 31, 2023	12,256,523	34,124,125	(18,307,785)	2,821,020	18,637,360

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	16,409	16,409
Net income (loss)	-	-	327,793	(31,971)	295,822
Balance June 30, 2023	12,256,523	34,124,125	(17,979,992)	2,805,458	18,949,591

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,637	1,637
Net income (loss)	-	-	420,679	(16,696)	403,983
Balance September 30, 2023	12,256,523	$34,124,125	$(17,559,313)	$2,790,399	$19,355,211

Balance January 1, 2024	12,397,615	34,963,739	(17,210,638)	2,782,497	20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,598	1,598
Issuance of common stock for cash, net of offering costs	127,152	847,492	-	-	847,492
Issuance of common stock for warrants exercised	147,026	823,346	-	-	823,346
Issuance of common stock for stock options exercise	5,357	29,999	-	-	29,999
Issuance of common stock for cashless stock options exercise	5,887	-	-	-	-
Net income (loss)	-	-	2,171,109	(15,295)	2,155,814
Balance March 31, 2024	12,683,037	36,664,576	(15,039,529)	2,768,800	24,393,847

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	10,647	10,647
Issuance of common stock for cash, net of offering costs	137,864	1,313,392	-	-	1,313,392
Issuance of common stock for warrants exercised	29,763	166,673	-	-	166,673
Issuance of common stock for stock options exercise	21,429	120,002	-	-	120,002
Issuance of common stock for cashless stock options exercise	86,481	-	-	-	-
Net income (loss)	-	-	2,157,873	(22,951)	2,134,922
Balance June 30, 2024	12,958,574	38,264,643	(12,881,656)	2,756,496	28,139,483

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	855	855
Issuance of common stock for cash, net of offering costs	399,858	5,271,332	-	-	5,271,332
Issuance of common stock for warrants exercised	47,027	263,351	-	-	263,351
Issuance of common stock for stock options exercise	23,216	130,010	-	-	130,010
Issuance of common stock for cashless stock options exercise	34,030	-	-	-	-
Net income (loss)	-	-	2,004,280	(14,772)	1,989,508
Balance September 30, 2024	13,462,705	$43,929,336	$(10,877,376)	$2,742,579	$35,794,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine-Month Periods Ended September 30, 2024 and 2023

	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$6,280,244	$743,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,443,232	1,034,521
Loss (gain) on disposal of equipment	1,431	(224)
Accretion of asset retirement obligation	13,954	11,874
Loss on investment in equity securities	453	4,423
Equity income on investment in Buckskin Gold and Silver, Inc	(1,579)	(2,965)
Write down of reclamation bond	300	-
Change in operating assets and liabilities:
Gold sales receivable	(15,184)	(217,607)
Inventories	(94,826)	(83,180)
Government grant receivable	(418,000)	-
Joint venture receivable	1,225	289
Other current assets	(168,430)	(141,434)
Accounts payable and accrued expenses	882,124	(81,167)
Accrued payroll and related payroll expenses	179,178	74,547
Net cash provided by operating activities	8,104,122	1,343,068

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,188,481)	(467,655)
Deposits on equipment	(923,228)	(25,000)
Proceeds from sale of equipment	6,000	8,500
Additions to mineral property	(1,544,271)	(645,962)
Purchase of reclamation bond	(5,000)	-
Refund of reclamation bond	6,900	75,710
Purchase of investments in debt securities	(6,139,232)	-
Proceeds from sale of investment in equity securities	5,196	-
Purchase of equity securities	-	(11,100)
Net cash used by investing activities	(9,782,116)	(1,065,507)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	7,432,216	878,503
Proceeds from issuance of common stock for warrants exercised	1,253,370	-
Proceeds from issuance of common stock for stock options exercised	280,011	-
Principal payments on notes payable	(1,195,146)	(766,714)
Principal payments on notes payable, related parties	-	(75,183)
Contributions from non-controlling interest	13,100	19,647
Net cash provided by financing activities	7,783,551	56,253

Net change in cash and cash equivalents	6,105,557	333,814
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$8,392,556	$1,971,845

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$365,564	$76,110
Notes payable for equipment	$1,148,521	$1,110,737
Notes payable for mineral property	$650,000	$-

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2023, in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 25, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, the New Jersey Mill Joint Venture (“NJMJV”). Intercompany accounts and transactions are eliminated. The portion of entities owned by other investors is presented as non-controlling interests on the condensed consolidated balance sheets and statements of operations.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2023, the Company had equity securities measured at fair value using level 1 quoted prices and no liabilities required measurement at fair value. At September 30, 2024, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, our share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. We evaluate equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At September 30, 2024, and December 31, 2023, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At September 30, 2024 and December 31, 2023, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	September 30, 2024			December 31, 2023
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

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

Investments in Debt Securities

The Company holds short term investments in United States Treasury notes and are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts and are amortized using the interest method over the stated terms of the securities. Amortization of the premium or discount is included in interest income on the consolidated statement of operations.

Government Grant Income

The Company occasionally receives grant income from various government agencies. Government grant income is recognized in earnings on a systematic basis in a manner that mirrors the manner in which the Company recognizes the underlying costs for which the grant is intended to compensate. A grant receivable is recognized for expenses or losses already incurred but for which grant funding has not yet been received. Grant funding received in excess of expenses or losses incurred is recognized as deferred revenue.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

New Accounting Pronouncement

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We continue to evaluate the impact of this update on our consolidated financial statements and disclosures and don’t expect any changes to amounts currently reported.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. We continue to evaluate the impact of this update on our consolidated financial statements and disclosures and don’t expect any changes to our current reportable segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We continue to evaluate the impact of this update our consolidated financial statements and don’t expect any changes to amounts currently reported.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Investments in Debt Securities

The table below provides the components of investments in debt securities held to maturity at amortized cost and fair value at September 30, 2024 and December 31, 2023.

September 30, 2024
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current	$3,198,452	$19,548	$-	$3,218,000
US Treasury notes, non-current	$2,940,780	$24,547	$-	2,965,327

December 31, 2023
US Treasury notes, current	$-	$-	$-	$-
US Treasury notes, non-current	$-	$-	$-	-

Fair value of investments in debt securities is determined using Level 1 inputs.

3. Inventories

At September 30, 2024 and December 31, 2023, the Company’s inventories consisted of the following:

	September 30, 2024	December 31, 2023
Concentrate inventory
In process	$-	$28,778
Finished goods	480,376	239,361
Total concentrate inventory	480,376	268,139

Supplies inventory
Mine parts and supplies	387,231	374,456
Mill parts and supplies	78,714	158,402
Core drilling supplies and materials	25,186	75,684
Total supplies inventory	491,131	608,542

Total	$971,507	$876,681

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

Our products consist of both gold flotation concentrates which we sell to a single broker (H&H Metals), and an unrefined gold-silver product known as doré which we sell to a precious metal refinery (Cascade Refining). At September 30, 2024, metals that had been sold but not finally settled included 5,496 ounces of which 1,539 ounces were sold at a predetermined price with the remaining 3,957 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and nine-month periods ended September 30, 2024 and 2023 were as follows:

	September 30, 2024		September 30, 2023
	Three Months	Nine Months	Three Months	Nine Months
Gold	$6,286,219	$18,694,113	$3,458,174	$10,347,001
Silver	28,028	87,621	14,283	37,630
Less: Smelter and refining charges	(160,960)	(604,127)	(171,236)	(505,299)
Total	$6,153,287	$18,177,607	$3,301,221	$9,879,332

Sales by significant product type for the three and nine-month periods ended September 30, 2024, and 2023 were as follows:

	September 30, 2024		September 30, 2023
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H Metal	$6,153,287	$17,904,614	$3,301,221	$9,741,227
Doré sales to Cascade Refining	-	272,993	-	138,105
Total	$6,153,287	$18,177,607	$3,301,221	$9,879,332

At September 30, 2024 and December 31, 2023 our gold sales receivable balance of $1,054,051, and $1,038,867, respectively, consisted only of amounts due from H&H Metals. There is no allowance for doubtful accounts.

5. Related Party Transactions

At September 30, 2024 and December 31, 2023, there were no notes payable to related parties. On May 10, 2023, the Company paid the remaining amount due to Ophir Holdings, a company owned by two officers and one former officer of the Company.

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three and nine-month periods ended September 30, 2024 and 2023 are as follows:

September 30, 2024		September 30, 2023
Three Months	Nine Months	Three Months	Nine Months
$7,688	$22,996	$6,120	$18,555

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2024 and December 31, 2023, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $855 and $2,080, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the Balance Sheet as Joint venture receivable.

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

	September 30, 2024		September 30, 2023
	Three Months	Nine Months	Three Months	Nine Months
Incremental shares included in diluted net income (loss) per share
Stock options	97,727	136,981	6,795	4,883
Stock purchase warrants	50,838	54,429	-	-
	148,565	191,410	6,795	4,883
Potentially dilutive shares excluded from diluted net income per share as inclusion would have an antidilutive effect:
Stock options	-	-	321,449	321,449
Stock purchase warrants	-	-	289,294	289,294
	-	-	610,743	610,743

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Mill
Land	$225,289	$225,289
Building	591,171	536,193
Equipment	4,723,726	4,192,940
	5,540,186	4,954,422
Less accumulated depreciation	(1,579,605)	(1,430,323)
Total mill	3,960,581	3,524,099

Building and equipment
Buildings	664,550	624,657
Equipment	10,832,978	8,786,492
	11,497,528	9,411,149
Less accumulated depreciation	(4,646,122)	(3,455,023)
Total building and equipment	6,851,406	5,956,126

Land
Bear Creek	266,934	266,934
BOW	230,449	230,449
Gillig	79,137	79,137
Highwater	40,133	40,133
Salmon property	136,762	136,762
Total land	753,415	753,415

Total	$11,565,402	$10,233,640

Deposits on equipment in the statement of cash flows for the first nine months of 2024 of $923,228 includes $137,100 for mining equipment and $786,128 for paste backfill buildings and equipment to be delivered in the 4th quarter of 2024.

9. Mineral Properties

Mineral properties at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Golden Chest
Mineral Property	$4,239,581	$4,191,189
Infrastructure	3,869,669	2,814,164
Total Golden Chest	8,109,250	7,005,353
New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Butte Gulch	1,174,429	124,055
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	-
Less accumulated amortization	(246,359)	(166,500)
Total	$10,013,290	$7,898,878

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Mineral Properties (continued)

In February 2024 the Company purchased the surface rights and subsequently cancelled the NSR from the previous agreement with the seller for a 169-acre parcel known as Butte Gulch, adjacent to the Golden Chest. The Company had already owned the mineral rights to this property. The purchase price was $1,001,000 of which $351,000 was paid in cash and the remaining $650,000 is payable to the seller (monthly interest only payments at 5% interest, for three years with a balloon payment of $650,000 at the end of the term).

For the three and nine-month periods ended September 30, 2024 and 2023, interest expense was capitalized in association with the ramp access project at the Golden Chest Mine as follows.

September 30, 2024		September 30, 2023
Three Months	Nine Months	Three Months	Nine Months
$5,218	$48,392	$11,107	$53,442

10. Notes Payable

At September 30, 2024 and December 31, 2023, notes payable are as follows:

	September 30, 2024	December 31, 2023
Building in Salmon, Idaho, 60-month note payable, 7.00% interest payable monthly through June 2027, monthly payments of $2,500 with a balloon payment of $260,886 in July 2027	$290,171	$297,230
Butte Gulch vacant mineral property, 5.00% interest payable monthly through January 2027, monthly interest only payments of $2,291 with a balloon payment of $549,447 in February 2027	549,447	-
Resemin Muki Bolter, 36-month note payable, 7.00% interest payable monthly through January 2025, monthly payments of $14,821, paid off early	-	186,557
Paus 2 yd LHD, 60-month note payable, 4.78% interest rate payable through September 2024, monthly payments of $5,181	5,139	50,672
Paus 2 yd LHD, 60-month note payable, 3.45% interest rate payable through July 2024, monthly payments of $4,847	-	33,541
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through February 2024, monthly payments of $303	-	604
CarryAll transport, 36-month note payable, 4.5% interest rate payable monthly through June 2024, monthly payments of $627	-	3,713
Two CarryAll transports, 36-month note payable, 6.3% interest rate payable monthly through May 2025, monthly payments of $1,515	11,843	24,591
CarryAll transport, 36-month note payable, 6.3% interest rate payable monthly through June 2025, monthly payments of $866	7,597	14,843
Two CarryAll transports, 48-month note payable, 5.9% interest rate payable monthly through June 2027, monthly payments of $1,174	35,678	44,447
CarryAll transport, 48-month note payable, 5.9% interest rate payable monthly through April 2028, monthly payments of $576	22,257	-
CarryAll transport, 48-month note payable, 5.9% interest rate payable monthly through August 2028, monthly payments of $583	24,448	-
Sandvik LH203 LHD, 36-month note payable, 4.5% interest payable monthly through May 2024, monthly payments of $10,352	-	51,182
Sandvik LH202 LHD, 36-month note payable, 6.9% interest payable monthly through August 2025, monthly payments of $4,933	52,437	92,948
Doosan Compressor, 36-month note payable, 6.99% interest payable monthly through July 2024, monthly payments of $602	-	4,126
Komatsu WX04 LHD, 24-month note payable, 8.24% interest rate payable monthly through April 2026, monthly payments of $16,642	295,486	-
Caterpillar 306 excavator, 48-month note payable, 4.6% interest payable monthly through November 2024, monthly payments of $1,512	3,006	16,251
Caterpillar R1600 LHD, 48-month note payable, 4.5% interest rate payable through January 2025, monthly payments of $17,125, paid off early	-	216,880
Caterpillar R1600 LHD bucket, 24-month note payable, 2.06% interest rate payable monthly through April 2026, monthly payments of $4,572	80,974	-
Caterpillar AD30 underground truck, 40-month note payable, 8.01% interest rate payable through October 2026, monthly payments of $29,656	680,765	899,417
Caterpillar 259D3 skid steer, 36-month note payable, 8.50% interest rate payable monthly through December 2026, monthly payments of $1,836	44,972	58,156
Watermark Filter Press, 60-month note payable, 8.2% interest rate payable monthly through September 2029, monthly payments of $9,868	483,920	-
BHS Sonthofen Batch Mixer, 60-month note payable, 8.2% interest rate payable monthly through September 2029, monthly payments of $1,630	79,940	-
SBA Economic Injury Disaster (“EIDL”) Loan 30 year note payable, 3.75% interest payable monthly through December 2054, monthly payments of $731	157,767	160,123
2022 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,152	46,334	54,418
2016 Dodge Ram, 75-month note payable, 5.99% interest rate payable monthly through June 2028, monthly payments of $1,190	47,846	56,194
2020 Ford Transit Van, 72-month note payable, 9.24% interest rate payable monthly through December 2028, monthly payments of $1,060, paid off early	-	50,759
Total notes payable	2,920,027	2,316,652
Due within one year	802,312	978,246
Due after one year	$2,117,715	$1,338,406

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable (continued)

All notes except the SBA EIDL loan are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2024 are as follows:

12 months ended September 30,
2025	$802,312
2026	666,516
2027	1,018,135
2028	155,594
2029	135,381
2030	3,503
Thereafter	138,586
Total	$2,920,027

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of change of equity value on the investment of income of $1,301 and $1,579 for the respective three and nine-month periods ended September 30, 2024 and income of $1,608 and $2,965 for the respective three and nine-month periods ended September 30, 2023. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of September 30, 2024, the Company holds 37% of Buckskin’s outstanding shares.

12. Stockholders’ Equity

Stock Issuance Activity

In the first nine months of 2024 the Company issued common stock as follows:

•	Sold 664,874 shares of common stock at an average price of $11.18 per share for net proceeds of $7,432,216.
•	Issued 223,816 shares of common stock upon exercise of warrants for $1,253,370.
•	Issued 50,002 shares of common stock upon exercise of stock options for $280,011.
•	Issued 126,398 shares of common stock for outstanding stock options via cashless exercise.

Stock Purchase Warrants Outstanding

The activity in stock purchase warrants is as follows:	Number of Warrants	Exercise Prices
Balance December 31, 2022 and 2023	289,294	$5.60-7.00
Exercised	(147,026)	$5.60
Balance March 31, 2024	142,268	$5.60-7.00
Exercised	(29,763)	$5.60
Balance June 30, 2024	112,505	$5.60-7.00
Exercised	(47,027)	$5.60
Balance September 30, 2024	65,478	$5.60-7.00

These warrants expire as follows:

Shares	Exercise Price	Expiration Date
11,906	$5.60	October 15, 2024
53,572	$7.00	November 12, 2024
65,478

13. Stock Options

There were no stock options granted during the nine-months ended September 30, 2024 and 2023.

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Balance December 31, 2023	477,449	$5.47
Exercised	(22,073)	$5.50
Forfeited	(10,144)	$5.50
Balance March 31, 2024	445,232	$5.47
Exercised	(218,867)	$5.52
Balance June 30, 2024	226,365	$5.42
Exercised	(82,077)	$5.53
Forfeited	(13,715)	$5.52
Outstanding and exercisable at September 30, 2024	130,573	$5.34

In the three and nine-month periods ending September 30, 2024, 58,861 and 273,015 options were exchanged for 34,030 and 126,399 shares, respectively, in a cashless exercise by employees. The intrinsic value of these options was $466,201 and $1,320,963 for the three and nine-month periods ended September 30, 2024, respectively. At September 30, 2024, outstanding stock options have a weighted average remaining term of approximately 0.58 years and have an intrinsic value of $1,401,549.

14. Subsequent Events

Subsequent to September 30, 2024:

•	97,500 shares of common stock have been issued for net proceeds of $1,635,017.
•	65,478 shares of common stock have been issued in exchange for outstanding warrants for $441,678.
•	53,573 stock options were exchanged for 35,456 shares of common stock in a cashless exercise by employees.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2024, metals that had been sold but not finally settled included 5,496 ounces of which 1,539 ounces were sold at a predetermined price with the remaining 3,957 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on our balance sheet is based on an estimate of the future cost to recover and remediate our properties as required by our permits upon cessation of our operations and may differ when we cease operations. At September 30, 2024 we reviewed our December 31, 2023 estimate that the cost of the machine and man hours probable to be needed to put our properties in the condition required by our permits once we cease operations. The September 30, 2024 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, we evaluated the expected life in years and costs that, initially, are comparable to rates that we would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. We are adding to the liability each year, and amortizing the asset over the estimated life, which decreases our net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Highlights during the third quarter of 2024 include:

REE Exploration

•	Attended the Adamas Rare Earth Mines, Magnets and Motors Conference in Toronto, Canada during the quarter.
•	Subsequent to quarter end, Idaho Strategic representatives attended the International Rare Earth Elements Conference in Washington DC.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 10,500 tonnes with all of the tonnage coming from H-Vein stopes.
•

A total of 3,820 cubic meters of cemented rockfill (“CRF”) were placed during the quarter which is a new quarterly record. The Main Access Ramp (“MAR”) and associated attack ramps were advanced by approximately 154 meters during the quarter.

•

For the quarter ended September 30, 2024, a total of 10,470 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey mill with a flotation feed head grade of 9.32 gpt gold and gold recovery of 93.1%.

•

An exploration program consisting of both underground and surface core drilling was continued during the third quarter. Underground drilling was focused on exploring the Klondike area and targeting the newly found Red Star zone and northerly projections of the H-vein. Surface drilling was completed in Butte Gulch and this rig was moved to the northern area of the Golden Chest. A third drill rig was moved to Wesp Gulch to drill down-dip on the Idaho fault and associated veining during the quarter.

Results of Operations

Our financial performance during the quarter is summarized below:

•

Revenue increased 86.4% from $3,301,221 to $6,153,287 for the three-month periods ended September 30, 2023 and 2024, respectively, Year to date revenue increased 84% from $9,879,332 to $18,177,607 for the nine-month periods ended September 30, 2023 and 2024, respectively. The increase in revenue is largely due to the increased gold production compared to previous periods as well as a higher average gold price recognized on ounces produced. Gold production is expected to remain at approximately this level for the remainder of the year.

•

Gross profit as a percentage of sales increased from 33.5% in the third quarter of 2023 to 48.7% in the third quarter of 2024. For the nine-month periods ending September 30, 2024 and 2023 gross profit as a percentage of sales increased to 49% from 28%.

•

Exploration expense increased in both the three-month and nine-month periods ending September 30, 2024, when compared to the same periods in 2023, due to an increase in surface and underground drilling activity at the Company’s Golden Chest Mine. Drilling is expected to continue throughout the fourth quarter which may result in an increased exploration expense when compared to prior periods.

•

Operating income for the three-month period ended September 30, 2024 was $1,439,534 which is an increase of $1,026,073 from operating income of $413,461 in the third quarter of 2023. For the nine-month period ending September 30, 2024, operating income of $5,677,103 increased by $4,960,632 over the same period in 2023.

•

Other income increased $559,452 from an expense of $9,478 in the third quarter of 2023, to income of $549,974 in the same period in 2024. Other income increased $575,621 from $27,520 in the nine months ending September 30, 2023, to $603,141 in the same period in 2024.The increase was from increased interest income and gains on treasuries from the company’s short term investment account due to having a higher cash balance as well as government grant income of $418,000 for an electrical upgrade at the Golden Chest Mine in 2024.

•

Net income increased $1,585,525 from net income of $403,983 for the three-month period ended September 30, 2023 to net income of $1,989,508 for the three-month period ending September 30, 2024. Net income increased $5,536,253 from net income of $743,991 in the nine-month period ending September 30, 2023, to net income of $6,280,244 in the same period in 2024.

•

The consolidated net income for the nine-month periods ending September 30, 2024 and 2023 included non-cash charges as follows: depreciation and amortization of $1,443,232 ($1,034,521 in 2023), loss on disposal of equipment of $1,431 (gain of $224 in 2023), accretion of asset retirement obligation of $13,954 ($11,874 in 2023), loss on investment in equity securities of $453 ($4,423 in 2023), equity income on investment in Buckskin of $1,579 ($2,965 in 2023), and write down of reclamation bond of $300 (none in 2023).

•

Cash cost per ounce for the three-month period ending September 30, 2024 remained relatively flat compared to the same period in 2023. For the nine-month period ending September 30, 2024, cash cost per ounce decreased due to a 53.7% increase in ounces produced compared to the nine-month period ending September 30, 2023.

•

All in sustaining cost per ounce increased during the three-month period ending September 30, 2024 compared to the same period in 2023 due to an increase in exploration costs from underground and surface drilling at the Golden Chest Mine. For the nine-month period ending September 30, 2024, all in sustaining costs decreased slightly as the increased exploration cost was largely made up for by the increased production when compared to the nine-month period ending September 30, 2023. Adjusted all in sustaining costs without exploration expenses were $1,109.79 and $1,128.78 per ounce for the three and nine-month periods ending September, 30 2024, respectively.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three and nine-month periods ended September 30, 2024, and 2023.

Cash cost per ounce is an important operating measure that we utilize to measure operating performance. AISC per ounce is an important measure that we utilize to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all of the expenditures incurred to discover, develop, and sustain gold production. At September 30, 2024, the Company changed the way sustaining capital is calculated to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change.

	September 30, 2024		September 30, 2023
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$3,155,931	$9,268,589	$2,195,289	$7,114,218
Depreciation and amortization	(485,514)	(1,443,232)	(363,442)	(1,034,521)
Change in concentrate inventory	(204,895)	(94,826)	(46,201)	(83,180)
Cash Cost	$2,465,522	$7,730,531	$1,785,646	$5,996,517
Exploration	1,185,460	2,073,364	435,439	916,250
Less REE exploration costs	(54,492)	(212,018)	(150,693)	(485,051)
Sustaining capital	537,697	1,927,153	474,513	1,568,938
General and administrative	203,732	543,851	117,178	504,241
Less stock-based compensation and other non-cash items	2,573	(14,259)	(3,953)	(13,108)
AISC	$4,340,492	$12,048,622	$2,658,130	$8,487,787
Divided by ounces produced	2,892	9,025	1,993	5,870
Cash cost per ounce	$852.53	$856.57	$895.96	$1,021.55
AISC per ounce	$1,500.86	$1,335.03	$1,333.73	$1,445.96

Financial Condition and Liquidity

	For the Nine-Months Ended September 30,
Net cash provided (used) by:	2024	2023
Operating activities	$8,104,122	$1,343,068
Investing activities	(9,782,116)	(1,065,507)
Financing activities	7,783,551	56,253
Net change in cash and cash equivalents	6,105,557	333,814
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$8,392,556	$1,971,845

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2024, our Vice President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that our disclosure controls were effective as of September 30, 2024, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2024.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the third quarter of 2024, 47,027 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $263,351. 23,216 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $130,010 and 34,030 shares of common stock were issued for outstanding stock options via cashless exercise.

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

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its:	President and Chief Executive Officer
Date	November 4, 2024

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its:	Vice President and Chief Financial Officer
Date:	November 4, 2024

