Form 10-K
period 2024-12-31
Idaho Strategic Resources, Inc.
filed 2025-03-31
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act    Yes ☐      No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the filings included in this filing by the registrant as defined in Rule 12b of the Exchange Act include any corrections of an error to previously issued financial statements   Yes ☐      No ☒

Indicate by check mark whether any of those corrections (if any) are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    Yes ☐      No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 28, 2024 was $118,144,095.

On March 1, 2025 there were 13,665,058 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Idaho Strategic Resources, Inc.’s (“IDR”) control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Forward-looking statements by us are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Annual Report on Form 10-K under Item 1 Description of the Business, Item 1A Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, or in our Current Reports on Form 8-K, among other places. Some of other risk factors include, but are not limited to, the following:

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

Mineral Resource-A concentration or occurrence of material of economic interest in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization considering relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

Unpatented Claim-A mineral claim staked on United States Public Domain (“USPD”) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface, which is USPD. Unless otherwise allowed, subsurface exploration or mining on the claim must first be submitted in a plan of operations for approval to the appropriate federal land management entity.

Wallrock-Usually barren rock surrounding a vein.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

History and Organization

Idaho Strategic Resources, Inc. (“the Company”, “Idaho Strategic” or “IDR”) was incorporated under the laws of the State of Idaho on July 18, 1996. The Company’s head office and registered records office is located at 201 N. 3rd St. Coeur d’Alene, ID 83814. On December 6, 2021, the Company changed its name to Idaho Strategic Resources, Inc. (formerly New Jersey Mining Company (“NJMC”)) to better reflect its corporate focus, Idaho-based operations and being domiciled in Idaho. IDR is one of the few resource-based companies (public or private) possessing the combination of officially recognized U.S. domestic rare earth element properties (in Idaho) and Idaho-based gold production located in an established mining community.

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

The Company is an established gold producer, with prior surface and current underground mining operations at its 100-percent owned Golden Chest Mine and conducts milling operations at its majority-owned New Jersey Mill. In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” rare earth elements (“REE”). The Company’s Lemhi Pass, Diamond Creek and Mineral Hill REE properties are included the U.S. national REE inventory as listed in United States Geologic Survey (“USGS”), Idaho Geologic Survey (“IGS”) and Department of Energy (“DOE”) publications. All three projects are in central Idaho and participating in the USGS Earth MRI program, with the Diamond Creek Project also participating in the Idaho Department of Commerce’s Idaho Global Entrepreneurial Mission (“IGEM”) program.

The Company focuses its exploration and production efforts in historical mining districts mostly located within the state of Idaho. Its portfolio of mineral properties includes:

•	The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt of North Idaho;
•	Approximately 1,500 acres of patented mineral property and over 5,800 acres of nearby and adjacent un-patented mineral property. These holdings are considered early-stage exploration properties and located within the MGB, many of which include historic gold mines and known gold mineralization;
•	REE Projects–located in the Idaho Rare Earth Element-Thorium (“REE-Th”) Belt near Salmon, Idaho. Projects include;
o	Lemhi Pass – Significant land package with high value REE potential–USGS also recognized as the #1 thorium prospect in the U.S.
o	Diamond Creek – Nationally recognized rare earth prospects in the US
o	Mineral Hill – Nationally recognized and high grade REE property in the northern portion of the Idaho REE-Th Belt
•	A significant portfolio of early-stage exploration properties in Central Idaho, primarily in the Elk City area.

In addition to its portfolio of exploration, pre-development, and producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

The Company has focused its efforts on underground development and growing production at the Golden Chest Mine and exploration at its extensive land holdings within the MGB area. With all debt associated with land acquisition and the start-up of operations behind it, the Company significantly increased its exploration and expansion activities in the Murray Gold Belt. This progress, combined with the existing infrastructure and development, has created a solid foundation of real estate holdings, and a tangible base of value regardless of market cycles.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company may find the need to compete with other junior mining companies for the capital necessary to sustain its exploration and development programs. IDR has focused its gold operations at and near the Golden Chest Mine, however if it chose to expand to other geographic areas it may compete with other mining companies for exploration properties and/or mining assets. The Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine, and assembling one of the largest rare earth element landholdings in the US. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator.

Generally, the Company is subject to economic conditions and risks inherent to the mineral industry. A primary risk of mineral exploration is the low probability of finding a major ore deposit. The Company attempts to mitigate this risk by focusing its efforts in areas known to host significant and/or economic mineral deposits, and by relying on its experienced management team to drive analysis, evaluation, and acquisition of properties that it feels have a higher-than-average probability of success. In addition to deal essentials, such as cost, terms, timing, and market considerations, the Company’s process of property acquisition involves screening target properties based on geological, economic, engineering, environmental, and metallurgical factors. In all its operations the Company competes for skilled labor within the mining industry.

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

Another significant risk in the mining industry is the price of metals such as gold and silver. If the prices of these metals were to fall substantially, in addition to an impact on economics and/or profitability, it could lead to a loss of investor interest in the mining sector which could make it more difficult to raise capital if considered necessary for the Company to move exploration and development plans forward.

Customer Dependence and Product Distribution

The Company sold all its flotation gold concentrate to H&H Metals Corporation (“H&H Metals” or “H&H”) of New York, NY which accounted for 99% of gold sales in 2024. The remaining gold sales were gold doré which was sold to a western U.S. refinery. H&H Metals is also an IDR shareholder. Although not expected, if H&H Metals could not purchase the gold concentrate, it is anticipated another customer could be found readily as the flotation gold concentrate is a high value concentrate with minor deleterious element content.

Effect of Existing or Probable Governmental Regulations on the Business

The mining business is subject to extensive federal, state, and local laws and regulations governing development, production, labor standards, occupational health, waste disposal, the use of toxic substances, environmental regulations, mine safety and other matters. The Company is subject to potential risks and liabilities occurring from mineral exploration and production activities. Insurance against environmental risk (including potential liability for pollution or other hazards from the disposal of waste products occurring from exploration and production) is not generally available to the Company (or to other companies in the minerals industry) at a reasonable price. To the extent that the Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Laws and regulations intended to ensure the protection of the environment are constantly changing and are generally becoming more restrictive.

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

When the Company plans an exploration drilling program on public lands, it must submit a POO to either the BLM or USFS. Compilation of the plan can take as much as several months of professional time and a reclamation bond is usually required to start drilling once the plan is approved. Bond costs vary directly with surface disturbance area. As an example, IDR’s core drilling at Diamond Creek on USFS administered land required a bond of $85,800 for minimal disturbance with drill pads adjacent to an existing road (bond returned following reclamation). If a plan requires road building, the bond amount can increase significantly. Upon completion of site reclamation and approval by the managing agency, the bond is returned to the Company.

The Company complies with local building codes and ordinances as required by law.

Number of Total Employees and Number of Full Time Employees

The Company’s total number of full-time employees is 51.

REPORTS TO SECURITY HOLDERS

The Company is not required to deliver an annual report to shareholders; however, its 10K is available digitally on the Company website and through other public sources.

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

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with the other information set forth in this report, should be carefully considered by those who invest in the Company’s securities. Any of the following material risk factors could adversely affect its business, financial condition or operating results and could decrease the value of its common stock. These are not all the risks the Company may face, and other factors not currently believed to be immaterial may also affect the business if they occur.

Financial Risks

Diversity in application of accounting literature in the mining industry may impact reported financial results.

The mining industry has limited industry-specific accounting literature and, as a result, the Company understands diversity in practice exists in the interpretation and application of accounting literature to mining-specific issues. As diversity in mining industry accounting is addressed, the Company may need to restate its reported results if the resulting interpretations differ from current accounting practices.

The Company’s accounting and other estimates may be imprecise.

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

Future estimates and actual results may differ materially from these estimates from using different assumptions or conditions.

You may lose all or part of your investment.

If the Company is unable to effectively develop, mine, recover and sell adequate quantities of gold or generate cash flows from other diversified precious and strategic metals properties (including, but not limited to, metals exploration, engineering, resource development, economic feasibility assessments, mineral production, metal processing and related ventures), it is unlikely that the cash generated from the Company’s internal operations will suffice as a source of the liquidity necessary for anticipated working capital requirements. There is no assurance that the Company’s initiatives to improve its liquidity and financial position will be successful. Accordingly, there is substantial risk that the Company will be unable to continue as a going concern. In the event of insolvency, liquidation, reorganization, dissolution or other winding up of the Company, the Company’s creditors would be entitled to payment in full out of the Company’s assets before holders of common stock would be entitled to any payment, and the claims on such assets may exceed the value of such assets.

Because the Company may never earn significant revenues from its mine operations or other diversified precious metal-based and strategic metal properties, the business may fail.

The Company recognizes that if it is unable to generate significant revenues from the exploration and exploitation of mineral reserves or other diversified precious and strategic metals properties in the future, it will not be able to earn profits or continue operations. The Company is generating positive operating income; however, there can be no assurance that this will continue. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and the Company can provide no assurance that it will generate significant revenues or ever achieve profitability. If the Company is unsuccessful, its business will fail, and investors may lose all their investment in the Company.

The Company will not be successful unless it recovers precious or strategic metals and sells them for a profit.

The Company’s success depends on the ability to recover precious or strategic metals, process them, and successfully sell them for more than the cost of production. The success of this process depends on the market prices of metals in relation to the costs of production. The Company may not be able to generate a profit on the sale of gold or other minerals because of the limited control over costs and not having the ability to control the market prices. The total cash costs of production at any location are frequently subject to great variation from year to year due to a number of factors, such as the changing composition of the grade of the mineralized material mined for production, and metallurgy and exploration activities in response to the physical shape and location of the mineral deposit. In addition, costs are affected by the price of commodities, such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production unprofitable. A material increase in production costs or a decrease in the price of gold or other minerals could adversely affect the Company’s ability to earn a profit on the sale of gold or other minerals.

Cost estimates and timing of new projects are uncertain, which may adversely affect the Company’s expected production and profitability.

The capital expenditures and time required to acquire, develop, and explore the Company’s projects are considerable and changes in costs, construction schedules or both, can adversely affect project economics and expected production and profitability. There are many factors that can affect costs and construction schedules, including, among others:

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

The Company’s ability to execute its strategic plan depends on many factors, some of which are beyond its control.

The Company’s strategic plan is focused on high-value, cash-generating, precious and strategic metal-based activities, including, but not limited to, precious and strategic metal exploration, resource development, economic feasibility assessments and cash-generating mineral production. Many of the factors that impact the Company’s ability to execute its strategic plan, such as the advancement of certain technologies, legal and regulatory obstacles and general economic conditions, are beyond its control. Changes in value or a lack of demand for the sale of non-core assets would negatively affect the Company’s financial condition and performance. Its inability to identify successful joint venture candidates and to complete joint ventures or strategic alliances as planned or to realize expected synergies and strategic benefits could impact its financial condition and performance. Its inability to deploy capital to maximize shareholder value could impact our financial performance. The Company cannot give assurance that it will be able to execute any or all of its strategic plan. Failure to execute any or all of the strategic plan could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Transportation and weather interruptions may affect and delay proposed mining operations and impact the Company’s business plans.

The Company’s mining properties are accessible by road. The climate in the area is hot and dry in the summer but cold and subject to snow and other precipitation in the winter, which could, at times, hamper accessibility depending on the winter season precipitation levels. As a result, the Company’s exploration and mining plans could be delayed for several months each year. Such delays could affect its anticipated business operations and increase expenses.

Moreover, extreme weather events (such as increased frequency or intensity of storms or prolonged drought, flooded or frozen terrain) have the potential to disrupt operations at the Company’s projects. Extended disruptions to supply lines due to extreme weather could result in interruption of activities at the project sites, delay or increase the cost of construction of the projects, or otherwise adversely affect its business.

Supplies and equipment needed for exploration may not always be available. If the Company is unable to secure raw materials and exploration supplies, it may have to delay anticipated business operations.

Competition, the imposition of tariffs and other trade sanctions, and unforeseen limited sources of supplies needed for the Company’s proposed exploration work could result in occasional shortages of supplies of certain products, equipment, or materials. There is no guarantee the Company will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect the Company’s anticipated business operations and increase expenses.

The mining industry is highly competitive and there is no assurance that the Company will continue to be successful in acquiring mineral properties, claims, or leases. If the Company cannot continue to acquire properties to explore for mineral resources, it may be required to reduce or cease exploration activity and/or operations.

The mineral exploration, development, and production industry is largely un-integrated. The Company competes with other exploration companies looking for mineral properties and the minerals that can be produced from them. While the Company competes with other exploration companies in the effort to locate and license mineral properties, it does not compete with them for the removal or sales of mineral products from its claims if a discovery is made in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products, subject to market conditions and prices. Therefore, the Company will likely be able to sell any gold or mineral products that are identified and produced; however, such sales are subject to market fluctuations that may materially and adversely affect the Company’s future cash flows and results of operations.

Many of the Company’s competitors have greater financial resources and technical facilities. Accordingly, the Company will attempt to compete primarily through the knowledge and experience of its management. This competition could adversely affect its ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that the Company will acquire any interest in additional mineral properties that might yield reserves or result in commercial mining operations.

The estimation of the ultimate recovery of gold and other metals is subjective. Actual recoveries may vary from the Company’s estimates.

The Company utilizes a conventional flotation process to produce a bulk sulfide flotation concentrate that is sold to smelters in South Korea and/or Asia. Ore is crushed, ground and valuable minerals are separated using the flotation process which is longstanding and well understood metallurgical process. However, the Company’s estimates of gold recovery can vary from actual gold recovery because of several factors such as oxidation, hardness of the ore, deleterious mineralogy, and gold grade estimation errors due to the nugget effect. Also, final payment is determined by sampling of the concentrate at the smelter which could lead to variations from provisional sampling at the mill facility. Sampling procedures at the mill have been modified to try to increase correlation with smelter samples such as by increasing the sample mass collected for the provisional sample at the mill. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on the Company’s financial condition and results of operations.

Resource and other mineralized material statements are estimates only and are subject to uncertainty due to factors including metal prices, inherent variability of the mineral deposits and recoverability of metal in the mining and beneficiation processes.

The Company’s reports of mineral resources and other mineralized material depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral resources and corresponding grades. Until mineral resources and other mineralized materials are actually mined and processed, the quantity of mineralized material and grades must be considered as an estimate only. In addition, the quantity of mineral resources and mineral reserves may vary depending on metal prices. Any material changes in the quantity of mineral resources, mineral reserves, mineralization, grade or stripping ratio may affect the economic viability of the Company’s properties. In addition, the Company can provide no assurance that gold recoveries or other metal recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

The Company’s mining and metal production depends on the availability of sufficient water supplies.

The Company’s mining and milling operations require significant quantities of water for mining, processing, and related support facilities. Continuous production at its mines and mill is dependent on the ability to maintain water rights and claims, and the continuing physical availability of water.

The Company may experience increased costs or losses resulting from the hazards and uncertainties associated with mining.

The exploration for natural resources and the development and production of mining operations are activities that involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of the Company’s control. These factors include, but are not limited to:

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

Climate change could negatively or positively impact the Company’s operations and financial performance.

Climate change is expected to create more extreme weather patterns that can increase the frequency of droughts and increase the amount of rainfall, circumstances that require careful water management. Potential key material physical risks to the Company from climate change include but are not limited to: increased volumes of mine contact water requiring storage and treatment, increased design requirements for stormwater diversion and associated water management systems, and reduced freshwater availability due to potential drought conditions. Warmer winters may make it easier to operate the mine in the winter and extend the exploration drilling season. The Company has identified opportunities and risks with the advent of technologies that support decarbonization and renewable energy sources, such as: electric vehicles and energy storage that may require the metals the Company produces, or seeks to produce in the future. These technologies may not have the same reliability as conventional technologies and costs may increase to produce such technologies, which could negatively impact the Company’s financial performance.

The Company’s operations are subject to a range of risks related to climate change and transitioning the business to meet regulatory, societal and investor expectations for operating in a low-carbon economy.

Climate change is expected to create more extreme weather patterns that can increase the frequency or severity of forest fires and droughts and sudden heavy rainfall. These latter two events require careful water management. Potential key material physical risks to the Company from climate change include, but are not limited to:

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

Such events can temporarily slow or halt operations due to physical damage to assets, reduced worker productivity for safety protocols on-site related to extreme weather events, worker aviation, and transport to or from the site, and local or global supply route disruptions that may limit the transport of essential materials and supplies. Additional financial impacts could include increased capital or operating costs to increase water storage and treatment capacity, obtain or develop maintenance and monitoring technologies, increase resiliency of facilities and establish supplier climate resiliency and contingency plans. The occurrence of weather and climate events have in the past and could in the future cause the Company to incur unplanned costs, which may be material, to address or prevent resulting damage.

In addition, potential opportunities and risks have been identified for the Company as the U.S. shifts toward a low-carbon economy. Technologies that support decarbonization include renewable energy sources, electric vehicles, and energy storage, all of which require the metals the Company produces and/or is exploring for. However, renewable energies currently may not have the same reliability as conventional energy sources. Thus, as the U.S. transitions toward renewable energy sources, the Company could experience a possible curtailment of its energy supply, and these new energy sources may cost more in the future than current supplies, which could negatively impact the Company’s financial performance. Further, transitioning to a lower-carbon economy will require significant investment and may entail extensive policy, legal, technology, and market changes to address mitigation and adaptation requirements related to climate change. Depending on the nature, speed, focus, and jurisdiction of these changes, transition risks may pose varying levels of financial and reputational risk to the Company’s business.

Policy and regulatory risk related to actual and proposed changes in climate and water-related laws, regulations and taxes developed to regulate the transition to a low-carbon economy may result in increased costs for the Company’s operations, third-party smelters and refiners, and its suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Regulatory uncertainty may cause higher costs and lower economic returns than originally estimated for new development projects and operations, including closure reclamation and remediation obligations.

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

A failure to meet the Company’s climate strategy commitments and/or societal or investor expectations could also result in damage to its reputation, decreased investor confidence and challenges in maintaining positive community relations, which can pose additional obstacles to the Company’s ability to conduct its operations and develop its projects, which may result in a material adverse impact on the Company’s business, financial position, results of operations and growth prospects.

Risks Related to the Company

The cost of the Company’s exploration, development and acquisition activities is substantial, and there is no assurance that the quantities of minerals and metals discovered, acquired or recovered will justify commercial operations or replace reserves.

Mineral exploration, development and beneficiation, particularly for gold and other strategic metals, is highly speculative in nature and frequently is nonproductive. There can be no assurance that the Company’s exploration, development and/or acquisition activities will be commercially successful. Substantial expenditures are required to acquire existing gold properties, to establish mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal from the mineralized material and, in the case of new properties, to develop the processing facilities and infrastructure at any site chosen for mineral exploration. There can be no assurance that any gold reserves or mineralized material that may be discovered or acquired in the future, if any, will be in sufficient quantities or of adequate grade to justify continued commercial operations, or that the funds required for mineral production operation can be obtained on a timely or reasonable basis, if at all. Mining companies must continually replace mineral reserves depleted by production. There can be no assurance that the Company will be successful in replacing any reserves or mineralized material acquired or established in the future.

The prices of gold and other strategic metals fluctuate on a regular basis and a downturn in price could negatively impact the Company’s operations and cash flow.

Our operations will be significantly affected by changes in the market price of gold. Gold prices can fluctuate widely and may be affected by numerous factors, such as expectations for inflation, levels of interest rates, currency exchange rates, purchases and sales by governments and central banks, monetary policies employed by the world’s major central banks, fiscal policies employed by the world’s major industrialized economies, forward selling or other hedging activities, demand for diversified precious and strategic metals, global or regional political and economic crises, and production costs in major gold-producing regions, such as but not limited to South Africa and the Russian Federation. The aggregate effect of these factors, all of which are beyond the Company’s control, are impossible to predict. If gold prices decline substantially, it could adversely affect the realizable value of the Company’s assets and, potentially, future results of operations and cash flow.

As opportunities rise, the Company expects to continue to acquire properties with gold and strategic metals reserves or mineralized material with exploration potential. The price that is paid to acquire these properties will be influenced, in large part, by the price of gold and other strategic metals at the time of the acquisition. The Company expects its potential future revenues to be derived from the production and sale of gold and strategic metals from these properties or from the sale of some of these properties. The value of any mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold and strategic metals has fluctuated widely due to numerous factors beyond the Company’s control. The effect of these factors on the price of gold and strategic metals, and therefore the economic viability of the Company’s projects, cannot accurately be predicted. Any drop in the price of gold or strategic metals would negatively affect the Company’s asset values, cash flows, potential revenues, and profits.

The use of hedging instruments may not prevent losses being realized on subsequent price decreases or may prevent gains being realized from subsequent price increases.

The Company may, from time to time, sell some future production of gold pursuant to hedge positions. If the gold price rises above the price at which future production has been committed under these hedge instruments, the Company will have an opportunity loss. If the gold price falls below that committed price, the Company may experience losses if a hedge counterparty defaults under a contract when the contract price exceeds the gold price.

Competition from other mineral exploration and mining companies with greater resources may impact the Company.

The Company competes with other mineral exploration and mining companies or individuals, including large, established metals and mining companies with substantial capabilities and far greater financial resources, to acquire rights to mineral properties, metal processing technology and other methods for extracting and processing precious, and other metals and minerals. There is a limited supply of desirable lands available for claim staking, lease or other acquisition. There can be no assurance that the Company will be able to acquire such properties when competing against competitors with substantially greater financial resources. Increases in the amount of gold and associated minerals sold by competitors of the Company may also result in price reductions and/or reduced margins, and the Company may not be able to compete effectively against current and future competitors.

The construction of the Company’s mine(s) are subject to all of the risks inherent in start-up operations.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. The Company expects to engage, or hire, employees in order to continue the development of its mine(s). While the Company anticipates taking all measures that deemed reasonable and prudent in connection with the production phase, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such development, production, or operation. Any delays would postpone the Company’s anticipated receipt of revenue and adversely affect its operations, which in turn may adversely affect the price of its stock.

The Company’s business requires substantial capital investment and it may be unable to raise additional funding on favorable terms.

The construction and operation of potential future projects and various exploration projects will require significant funding. The Company’s operating cash flow and other sources of funding may become insufficient to meet all of these requirements, depending on the timing and costs of development of these and other projects. As a result, new sources of capital may be needed to meet the funding requirements of these investments and fund ongoing business activities. The ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future gold and strategic metal prices, the Company’s operational performance and its current cash flow and debt position, among other factors. In the event of lower gold and strategic metal prices, unanticipated operating or financial challenges, or a further dislocation in the financial markets as experienced in recent years, the Company’s ability to pursue new business opportunities, invest in existing and new projects, fund ongoing operations and retire or service outstanding debt could be significantly constrained.

Owning real estate and water rights carries inherent risks.

The Company is susceptible to the following real estate industry risks beyond its control:

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

These conditions could adversely affect the Company’s financial position, results of operations and cash flows, or the market price of its stock.

Illiquidity of real estate investments could significantly impede the Company’s ability to respond to changes in economic and other conditions.

The Company’s ability to sell one or more of its properties in response to changing economic, financial and investment conditions may be limited. The Company cannot predict whether it will be able to sell any of its properties for the price or terms it set, or whether any price or other terms offered by a prospective buyer would be acceptable. The Company also cannot predict the length of time needed to find a willing buyer and to the close the sale of an asset. The real estate market is affected by many factors that are beyond the Company’s control.

The Company may undertake joint ventures, investments, joint projects and other strategic alliances and such undertakings may be unsuccessful and may have an adverse effect on its business.

The Company continually evaluates and explores strategic opportunities as they arise, including product, technology, business or asset transactions. Such undertakings may not be successful or may take a substantially longer period than initially expected to become successful, and the Company may never recover its investments or achieve desired synergies or economies from these undertakings. Nevertheless, the Company may, in the future, seek to grow its operations in part by entering into joint ventures, or undertaking investments, joint projects or other strategic alliances with third parties in diversified precious and strategic metals production and processing industries. These activities involve challenges and risks in negotiation, execution, valuation and integration, and closing of the transactions could be delayed or prevented by regulatory approval requirements, including permitting issues, or other conditions.

Any future agreements that the Company may enter into also could expose it to new operational, regulatory, market, litigation and geographical risks as well as risks associated with significant capital requirements, the diversion of management and financial resources, unforeseen operating difficulties and expenditures, sharing of proprietary information, loss of control over day-to-day operations, non-performance by a counterparty, potential competition and conflicts of interest. In addition, the Company may not be successful in finding suitable targets on terms that are favorable, or at all. Even if successfully negotiated and closed, expected synergies from a joint venture, investment or other strategic alliance may not materialize, may not advance the Company’s business strategy, may fall short of expected return-on-investment targets or may not prove successful or effective for its business. The Company may also encounter difficulty integrating the operations, personnel, and financial and operating systems of an acquired business into its current business.

The Company may need to raise additional debt funding or sell additional equity securities to enter into such joint ventures or make such acquisitions. However, the Company may not be able to obtain such debt funding or sell equity securities on terms that are favorable, or at all. The raising of additional debt funding, if required and available, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on the Company’s assets, that would restrict its operations. The sale of additional equity securities, if required and available, could result in dilution to the Company’s shareholders.

The Company’s business depends on a limited number of key personnel, the loss of whom could have a negative impact.

The Company’s officers and employees are important to its success. If any of them becomes unable or unwilling to continue in their respective positions, and the Company is unable to find suitable replacements, its business and financial results could be materially negatively affected.

Legal, Regulatory and Compliance Risks

The Company’s ability to execute its strategic plans depends upon success in obtaining a variety of required governmental approvals that may be opposed by third parties.

The Company’s operations may be delayed, hindered, or prevented to the extent that it is unable to obtain the governmental permits or approvals necessary to conduct the full extent of the operations contemplated by its strategic plan in a timely fashion or at all. This inability may occur due to a variety of factors, including opposition by third parties, such as members of the public or environmental groups. The Company expects that future permit and approval applications and issuances will meet with similar opposition. The Company may encounter delays and added costs if permits and approvals are challenged.

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

The Company’s exploration, development and mining is subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters, and the costs associated with compliance with such laws and regulations can be substantial. The Company’s failure to comply with these standards could have a material adverse effect on its business, financial condition or otherwise impose significant restrictions on its ability to conduct mining work.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs which could have a material adverse effect on the Company’s business.

Many governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on the Company, its partners and its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company’s ability to compete with other companies situated in areas not subject to such limitations. Given the emotion, political significance, and uncertainty around the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will affect its financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in its industry could harm its reputation. The potential physical impacts of climate change on the Company’s operations are highly uncertain and would be particular to the geographic circumstances in areas in which it operates. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production, and financial performance of the Company’s operations.

The Company’s activities are inherently hazardous and any exposure may exceed insurance limits or may not be insurable.

The Company’s business is subject to many risks and hazards generally, including adverse environmental conditions, environmental or industrial accidents, labor disputes, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena, such as inclement weather conditions, floods, hurricanes and earthquakes. Such occurrences could result in damage to mineral properties or production facilities, personal injury or death, environmental damage to the Company’s properties or the property of others, delays in construction or mining, monetary losses, and possible legal liability.

The nature of these risks is such that liabilities might exceed any applicable liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or the Company could elect not to insure itself against such liabilities because of the high premium costs, in which event, it could incur significant costs that could have a material adverse effect on its financial condition.

The Company’s insurance and surety bonds for environmental-related issues are limited.

The Company’s insurance and surety bonds against environmental risks are limited as to the maximum protection against potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production Further, there is no assurance that insurance carriers or surety bond providers will be able to meet their obligations under the Company’s arrangements with them. If the Company’s environmental liabilities and costs exceed the coverage provided by its insurance carriers and surety bond providers, or such parties are unable to meet their obligations, the Company would have limited funds available to us to remedy such liabilities or costs, or for future operations. If the Company is unable to fund the cost of remedying an environmental problem, it may be required to enter into an interim compliance measure pending completion of the required remedy.

The Company is subject to federal and state laws that require environmental assessments and the posting of bonds, which add significant costs to its operations and delays in its projects.

Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Company. The Company’s mineral exploration operations are required to be covered by reclamation bonds deemed adequate by regulators to cover these risks.

The Company may be subject to litigation.

The Company may be subject to legal proceedings. Due to the nature of its business, the Company may be subject to a variety of regulatory investigations, claims, lawsuits and other proceedings in the ordinary course of its business. The results of these legal proceedings cannot be predicted with certainty due to the uncertainty inherent in litigation, including the effects of discovery of new evidence or advancement of new legal theories, the difficulty of predicting decisions of judges, and juries and the possibility that decisions may be reversed on appeal. There can be no assurances that these matters will not have a material adverse effect on the Company’s business.

Title claims against the Company’s properties could require compensation to parties making such claims, if successful, and divert management’s time from operations.

There may be challenges to the Company’s title in the properties in which it holds material interests. If there are title defects with respect to any of its properties, the Company might be required to compensate other persons or perhaps reduce its interest in the affected property. The validity of unpatented mineral claims, which constitute a large portion of the Company’s strategic mineral holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state, statutory and decisional law. Although the Company has attempted to acquire satisfactory title to its properties, title opinions or title insurance have not been obtained with respect to the acquisition of the unpatented mineral claims. The investigation and resolution of title issues would divert management’s time from ongoing operations.

The Company is exposed to global health, economic and market risks that are beyond its control, which could adversely affect financial results and capital requirements.

If any of the Company’s facilities or the facilities of its suppliers, third-party service providers, or customers is affected by natural disasters, such as earthquakes, floods, fires, power shortages or outages, public health crises (such as pandemics and epidemics), political crises (such as terrorism, war, political instability or other conflict), trade and other geopolitical instability due to tariffs or other trade sanctions, or other events outside of the Company’s control, its operations or financial results could suffer. Any of these events could materially and adversely impact the Company in many ways, including through decreased production, increased costs, decreased demand for its products due to reduced economic activity or other factors, or the failure by counterparties to perform under contracts or similar arrangements.

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

Attempts to mitigate global health, economic and market risks of natural disasters may result in decreased economic activity which would adversely affect the broader global economy. Pandemics or other significant public health events will most likely have a material adverse effect on the Company’s business and results of operations. It is not currently possible to reliably estimate the length and severity of the impact on the Company’s financial condition, and that of its subsidiaries and partners in future periods.

Uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce demand for assets that the Company holds for sale and result in lower commodity prices for long periods of time.

The Company ships its gold concentrate overseas to smelters in South Korea and/or Japan. If trade wars, sanctions or other tariffs are imposed, H&H Metals or other international purchasers or refiners may not be able to purchase the Company’s gold concentrates. Tariffs or other trade sanctions may affect relationships with international partners, making current partnerships unsustainable or unaffordable. This would require the Company to seek new partnerships and may cause a disruption in its business and operations. Geopolitical instability can lead to significant disruption in supply chain efficiency, adding costs and delays. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in ‘trade wars,’ and increased costs for goods imported into or exported out of the United States, which may reduce demand for the Company’s concentrates if the tariffs increase prices or costs. If these consequences are realized, the volume of economic activity in the United States, including demand for concentrates from U.S. companies, may be materially reduced. Such a reduction may materially and adversely affect the Company’s sales and our business.

Mineral operations are subject to applicable law and government regulation. Even if the Company discovers a mineral reserve in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral reserve. If the Company cannot exploit any mineral reserve that it might discover on its properties, its business may fail and you may lose your investment.

Both mineral development and extraction may require permits from various foreign, federal, state, and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, and other matters. There can be no assurance that the Company will be able to obtain or maintain any of the permits required for the continued exploration of its mineral properties or for the construction and operation of a mine on its properties at economically viable costs. If the Company cannot accomplish these objectives, its business could face difficulty and/or fail.

The Company believes that it is in compliance with all material laws and regulations that currently apply to its activities but there can be no assurance that it can continue to do so. Current laws and regulations could be amended, and the Company might not be able to comply with them, as amended. Further, there can be no assurance that the Company will be able to obtain or maintain all permits necessary for future operations, or that they will be able to be obtained on reasonable terms. To the extent such approvals are required and are not obtained, the Company may be delayed or prohibited from proceeding with planned development or production of its mining activity.

Environmental hazards unknown to the Company, which have been caused by previous or existing owners or operators of the properties, may exist on the properties in which the Company holds an interest. Many of the Company’s properties in which it has ownership rights are located within the Coeur d’Alene Mining District, which is currently the site of a Federal Superfund cleanup project. It is possible that environmental cleanup or other environmental restoration procedures could remain to be completed or mandated by law, causing unpredictable and unexpected liabilities to arise. At the date of this Annual Report, the Company is not aware of any environmental issues or litigation relating to the properties.

The laws of the State of Idaho and the Company’s Articles of Incorporation may protect its directors from certain types of lawsuits.

The laws of the State of Idaho provide that the Company’s directors will not be liable to the Company or its shareholders for monetary damages for all but certain types of conduct as directors of the Company. The Company’s Articles of Incorporation permit the Company to indemnify its directors and officers against all damages incurred in connection with its business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against the Company’s directors caused by director negligence, poor judgment, or other circumstances. The indemnification provisions may require the Company to use its limited assets to defend its directors and officers against claims, including claims arising out of the Company’s negligence, poor judgment, or other circumstances.

Risks Related to Investments in the Company’s Common Stock

The price of the Company’s common stock has and may continue to fluctuate significantly, which could negatively affect the Company and holders of its common stock.

The market price of the Company’s common shares is subject to volatility, has fluctuated, and may continue to fluctuate significantly due to, among other things, changes in market sentiment regarding the Company’s operations, financial results or business prospects, the mining, metals, or environmental remediation industries generally, coordinated trading activities, large derivative positions or the macroeconomic outlook. The price of the Company’s common stock has been, and may continue to be, highly volatile. Certain events or changes in the market or the Company’s industries generally are beyond its control.

In addition to the other risk factors contained or incorporated by reference herein, factors that could impact the Company’s trading price include:

•	actual or anticipated operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;
•	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company or other industry participants;
•	reports in the press or investment community generally or relating to the Company’s reputation or the mining industry;
•	developments in the Company’s business or operations or our industry sectors generally;
•	any future offerings by the Company of its common stock;
•	any coordinated trading activities or large derivative positions in the Company’s common stock, for example, a “short squeeze” (a short squeeze occurs when a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, resulting in surges in stock prices, i.e., demand is greater than supply for the stock shorted);
•	legislative or regulatory changes affecting the mining industry generally or the Company’s business and operations specifically;
•	the operating and stock price performance of companies that investors consider to be comparable to the Company;
•	announcements of strategic developments, acquisitions, restructurings, dispositions, financings and other material events by the Company or its competitors;
•	expectations of (or actual) equity dilution, including the actual or expected dilution to various financial measures, including earnings per share, that may be caused by equity offerings;
•	actions by the Company’s current shareholders, including future sales of common shares by existing shareholders, including directors and executive officers;
•	proposed or final regulatory changes or developments;
•	anticipated or pending regulatory investigations, proceedings, or litigation that may involve or affect the Company; and
•	other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity prices, credit or asset valuations or volatility.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about the Company, its stock price and trading volume could decline.

The trading market for the Company’s common stock will depend in part on the research and reports that securities or industry analysts publish. The Company has relatively little research coverage by securities and industry analysts. If no additional industry analysts commence coverage of the Company, the trading price for its common stock could be negatively impacted. If one or more of the analysts who cover the Company downgrades its common stock, or publishes inaccurate or unfavorable research, the Company’s stock price would likely decline. If one or more of these analysts cease coverage or fail to publish reports on a regular basis, demand for the Company’s common stock could decrease, which could cause its stock price and trading volume to decline.

The Company does not expect to pay any cash dividends for the foreseeable future.

The Company expects to retain all available funds and future earnings, if any, for use in the operation and growth of its business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors, subject to compliance with applicable law, the Company’s organizational documents and any contractual provisions, including under agreements for indebtedness it may incur, that restrict or limits the ability to pay dividends, and will depend upon, among other factors, the Company’s results of operations, financial condition, earnings, capital requirements and other factors that its Board of Directors deems relevant. Investors seeking cash dividends in the foreseeable future should not purchase the Company’s common stock.

The Company may issue additional common stock or other equity securities in the future that could dilute the ownership interest of existing shareholders.

The Company is currently authorized to issue 200,000,000 shares of common stock, of which 13,665,058 shares were issued and outstanding as of December 31, 2024, and 1,000,000 shares of preferred stock, of which no Preferred Shares are outstanding as of December 31, 2024. To maintain its capital at desired levels or to fund future growth, the Company’s board of directors may decide, from time to time, to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences, and privileges senior to, that may adversely impact, the Company’s current shareholders.

If a large number of shares of the Company’s common stock are sold in the public market, the sales could reduce the trading price of its common stock and impede the ability to raise future capital.

The Company cannot predict what effect, if any, future issuances of its common stock or other equity will have on the market price of its common stock. Any shares that the Company may issue may not have any resale restrictions, and therefore could be immediately sold by the holders. The market price of the Company’s common stock could decline if certain large holders of its common stock, or recipients of its common stock, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could also impair the Company’s ability to raise capital through the sale of additional common stock in the capital markets.

Risks Related to Cybersecurity

The Company’s information technology systems may be vulnerable to cyber-attack or other disruption, which could place its systems at risk for data loss, operational failure, or compromise of confidential information.

The Company relies on various information technology systems. These systems remain vulnerable to disruption, damage, or failure from a variety of sources, including, but not limited to, errors by employees or contractors, computer viruses, cyber-attacks, including phishing, ransomware, and similar malware, misappropriation of data by outside parties, and various other threats. Techniques used to obtain unauthorized access to or sabotage the Company’s systems are under continuous and rapid evolution, and the Company may be unable to detect efforts to disrupt its data and systems in advance. Breaches and unauthorized access carry the potential to cause losses of assets or production, operational delays, equipment failure that could cause other risks to be realized, inaccurate recordkeeping, or disclosure of confidential information, any of which could result in financial losses and regulatory or legal exposure and could have a material adverse effect on the Company’s business, financial condition, or results of operations. The Company may incur material losses relating to cyber-attacks or other information security breaches in the future. Risks and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As such threats continue to evolve, the Company may be required to expend additional resources to modify or enhance any protective measures or to investigate and remediate any security vulnerabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company’s overall risk management program. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that such potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs. The Company’s cybersecurity programs are under the direction of its Treasurer with assistance from the management team. Any significant Cyber incidents that they become aware of are reported to the board of directors.

There were no material cyber security incidents discovered in 2024.While cybersecurity risks have not materially affected the Company’s business, operations, or financial condition to date, the Company recognized that an increase in cyber threats, data breaches, or system vulnerabilities could have a material impact on future operations.

ITEM 2. DESCRIPTION OF PROPERTIES

Note on New SEC Mining Disclosure Rules

Information concerning the Company’s mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to the Company for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires the Company to disclose its mineral resources, in addition to its mineral reserves, as of the end of its most recently completed fiscal year both in the aggregate and for each of its individually material mining properties. Readers are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be given that they will ever convert to mineral reserves. Inferred resources have more uncertainty than Measured or Indicated as the estimation parameters assume mineralized continuity over greater distances which may or may not accurately reflect the actual mineralization.

Summary

The map below shows the locations of the Company’s operations and its exploration properties.

Figure 1 - Property Location Map

The following table summarizes the Company’s aggregate metal quantities produced and sold, which only includes the quantities produced and sold from the Golden Chest Mine (the Company’s only producing mine) for the last three years:

		Year Ended December 31,
		2024	2023	2022
Gold -	Ounces produced	11,915	8,247	6,103
	Payable ounces sold	11,169	7,673	5,672

The following table summarizes the Company’s total in-situ proven and probable mineral reserves (the Golden Chest Mine is the Company’s only property with calculated reserves) as of December 31, for the last three years:

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2022	53,754	4.73	2.0	93%
Proven and Probable Reserves	2023	127,477	6.74	3.2	93%
Proven and Probable Reserves	2024	170,819	8.99	4.0	93%

The following table summarizes the Company’s total in-situ mineral resources (the Golden Chest Mine is the Company’s only property with calculated mineral resources) for the last two years as of December 31, 2024.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2023	406,605	4.10	2.0 UG & 1.4 OP	93.0% UG 85% OP
Indicated	2023	665,550	4.00	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured + Indicated	2023	1,072,155	4.04	2.0 UG & 1.4 OP	93.0% UG 85% OP
Inferred	2023	743,793	3.23	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured	2024	374,389	4.16	2.0 UG & 1.4 OP	93.0% UG 85% OP
Indicated	2024	859,458	3.24	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured + Indicated	2024	1,233,887	3.52	2.0 UG & 1.4 OP	93.0% UG 85% OP
Inferred	2024	823,172	2.82	2.0 UG & 1.4 OP	93.0% UG 85% OP

More information on the Company’s mineral reserves and resources is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, prepared by the Qualified Persons (“QP”) under Section 1300 of SEC Regulation S-K, Grant A. Brackebusch, P.E., Robert J. Morgan, PG, PLS., and Andrew A. Brackebusch, P.E.

The table below summarizes the Company’s production and exploration-stage properties.

Property	State & County	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Golden Chest Mine	Idaho, Shoshone	100%	34 patented claims (449 acres) and 217 unpatented claims (4,300 acres)	Private land and public land administered by USFS and BLM. All permits required for production in place.	Production	Underground/Open Pit	Au, Ag	Orogenic gold, veins.
New Jersey Mill	Idaho, Shoshone	Joint Venture (65% Assets, 3,000 tonnes per month)	Private land (35 acres) and 10 unpatented claims (50 acres).	Private land, all permits required for production in place. Unpatented claims administered by BLM.	Production	Not Applicable (N/A)	N/A	N/A
Diamond Creek	Idaho, Lemhi	100%	244 unpatented claims (4,900 acres).	Public land administered by USFS, Plan of Operations in place.	Exploration	Underground	Rare earth elements, Au	Vein
Lemhi Pass	Idaho, Lemhi & Montana, Beaverhead	100%	State lease (565 acres) and 568 unpatented claims (11,425 acres).	Public land administered by State of Idaho, BLM and USFS. Plan of Operations required.	Exploration	Underground/Open Pit	Rare earth elements, Thorium	Vein
Mineral Hill	Idaho, Lemhi	100%	109 unpatented claims (2,200 acres).	Public land administered by USFS. Plan of Operations required.	Exploration	Underground	Rare earth elements	Vein
Eastern Star	Idaho, Idaho	100%	11 patented claims (220 acres) and 71 unpatented claims (1,420 acres).	Private land and public land administered by BLM and USFS. POO required.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Butte Highlands	Montana, Silver Bow	25% Joint Venture Interest	Patented claims (135 acres) and unpatented claims.	Private land with operating permits from Montana DEQ and USFS.	Development	Underground	Au, Ag	Orogenic gold, veins
New Jersey Mine	Idaho, Shoshone	100%	Private land (250 acres) and unpatented claims (130 acres).	Private land and public land administered by the BLM. Surface mining permit with Idaho.	Exploration	Underground/Open Pit	Au, Ag	Orogenic gold, veins
Murray Area	Idaho, Shoshone	100%	76 patented claims (1,371 acres) and 83 unpatented claims (1,660 acres).	Private land and public land administered by the BLM and USFS. POO required on public lands.	Exploration	Underground	Au, Ag	Orogenic gold, veins
McKinley	Idaho, Idaho	100%	28 unpatented claims (560 acres).	Public land administered by USFS. POO required on public lands.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Park Copper/Gold	Idaho, Shoshone	100%	5 patented claims (91 acres).	Private land	Exploration	Underground	Cu, Au, Ag	Vein
Oxford	Idaho, Clearwater	100%	State lease (2,500 acres) and 26 unpatented claims (537 acres).	Public land administered by USFS and State of Idaho. POO required on public lands.	Exploration	Underground	Cu, Au, Ag	Vein

GOLDEN CHEST MINE

Figure 2 – Aerial Photo of Golden Chest Mine in February 2020

The Golden Chest Mine (“Golden Chest”) is the Company’s only Production Stage mine and is comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho. The Golden Chest includes 34 patented mining claims (449 acres) and 217 unpatented claims (4,300 acres). The open pit mine is permitted with IDL and the Company has posted a reclamation bond for an approved reclamation plan. IDR is the operator and owns 100% of Golden Chest, LLC (owner of the Golden Chest). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Calibre Mining Corporation (“Calibre” formerly Marathon Gold Corporation). The mineralization occurs as gold-quartz veins associated with an orogenic deposit type. Ore from the Golden Chest is processed off-site at the New Jersey Mill in Kellogg, Idaho. For more information concerning the Golden Chest, please refer to the information set forth under the caption “Individual Properties-MATERIAL OPERATING PROPERTIES” and under the caption “Golden Chest Mine” in this Item 2.

NEW JERSEY MILL

Property Location

The New Jersey Mill is a fully permitted, 360-tonne per day, flotation mill located two miles east of Kellogg, Idaho, in the Coeur d’Alene Mining District. The Company had a concentrate leach plant (“CLP”) at the New Jersey Mill which was decommissioned in 2024, but the cyanidation permit with IDEQ is still active until final reclamation of the Tailings Storage Facility is complete. The mill is located on the same property as the New Jersey Mine, adjacent to U.S. Interstate Highway 90 and easily accessed year-round by local roads. Three-phase electrical power is supplied to the New Jersey Mill by Avista Utilities.

Property Ownership and Operation

The New Jersey Mill is operated by IDR. In 2011, IDR signed a joint venture (“JV”) agreement with Crescent Silver, LLC (“Crescent”) to increase the capacity of the New Jersey Mill. Crescent funded the expansion in return for a 35% interest in JV assets plus the right to process 7,000 tonnes of its ore per month. IDR is the JV manager and retains a 65% interest in JV assets as well as the right to process its own ore at the rate of 3,000 tonnes per month and to allocate unused and excess capacity in its role as manager. The property covered by the JV agreement includes the crushing circuit, grinding circuit, gravity circuit, flotation circuit, CLP, buildings, and surface rights over the patented mill site claim. Unpatented mill site claims are also part of the JV. Crescent has not produced or processed ore at the New Jersey Mill in more than a decade.

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

Current Ore Processing Operations

In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit and underground at the Golden Chest. In 2024, the New Jersey Mill processed 41,140 tonnes at an average head grade of 9.67 gpt gold with 92.8% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 330,403 tonnes at the New Jersey Mill.

The New Jersey Mill recycles process water and utilizes a paste tailings disposal process patented by IDR founder Fred Brackebusch in the late 1980’s to minimize impacts to the environment. By implementing paste tailings processing methods, IDR can recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. IDR was recognized as a “Pollution Prevention Champion” by IDEQ in 2014 for its efforts to reduce pollution at the New Jersey Mill. The Company submitted a permit for an expansion of its existing tailings storage facility (“TSF”) which was approved. The expansion has enough tailings storage capacity for at least two years. The Company is installing items for a tailings filtration circuit at the mill as part of a paste backfill plant at the Golden Chest which would slightly extend the life of the TSF. The Company has also submitted a Closure Plan for its cyanide leach circuit which is under review by IDEQ.

As of December 31, 2024, the Company had a net capital cost of $4,868,905 associated with the New Jersey Mill.

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

RARE EARTH OVERVIEW

Idaho Strategic controls and operates three REE properties known as Diamond Creek, Mineral Hill, and Lemhi Pass. The three properties together make up approximately 19,090 acres of unpatented lode mining claims, and one State of Idaho mineral lease, within Idaho’s 70-mile long REE-Th Belt. All three of Idaho Strategic’s properties have seen substantive historic exploration conducted by the USGS in the 1950s, and more recently by the IGS. IDR has completed numerous geologic mapping programs, surface sampling programs, and has completed one drill program and one trenching program to date on its REE land holdings. While each of the three properties IDR controls are early-stage, the Company considers the properties material to its business due to qualitative factors such as the potential for the company’s properties to be advanced toward future production on an unknown timeline, and the potential importance of REE’s in magnet, low-carbon technology and national defense technologies, which could see increased demand in the future. To date, Idaho Strategic has not established any resources or reserves on its REE properties and plans to continue to advance the projects as funding and permitting allows. For more information concerning the Diamond Creek, Mineral Hill, and Lemhi Pass REE properties, please refer to the information set forth under the caption “Individual Properties-MATERIAL EXPLORATION PROPERTIES” and under their respective caption in this Item 2.

Individual Properties – MATERIAL OPERATING PROPERTIES

GOLDEN CHEST MINE

Figure 3 - Golden Chest Mine Location Map

Property and Location

The Golden Chest is a gold Production Stage property comprised of an underground mine, an open pit mine, and an exploration property located about 1.5 miles east of Murray, Idaho, and 115 km east of the city of Coeur d’Alene, Idaho at Latitude 47o37’14” North and Longitude 115o49’43” West. The Golden Chest includes 34 patented mining claims (449 acres) and 217 unpatented claims (4,300 acres). The surface mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line was installed in 2014 and upgraded in 2024, Power supplied by Avista Utilities.

Property Ownership

The core of the Golden Chest is a contiguous group of 34 patented claims where all modern mining has taken place to date. The Company owns the rights to both the surface and subsurface minerals on all patented claims at the Golden Chest directly and through its 100% held subsidiary Golden Chest, LLC (“GCLLC”), excluding the Joe Dandy Claim where IDR owns only the subsurface mineral rights. The total patented claim position covers 449 acres. As these patented claims are considered private lots, legal access is allowed. Property taxes on patented claims are assessed by Shoshone County each year and IDR has paid the taxes in full.

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

Property History

The Golden Chest was developed in the late 1800’s through the early 1900’s as part of the first gold production from the Coeur d’Alene Mining District. Historical accounts vary, but the district is believed to have produced approximately 300,000 ounces of gold from placer sources. It is estimated that the historic hard rock mining at the Golden Chest (prior to IDR’s ownership) produced approximately 65,000 ounces of gold, primarily from shallow, underground, high-grade veins. The Golden Chest Mine is the largest historic lode producer of gold in northern Idaho.

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

Present Condition, Work Completed, and Exploration Plans

Current Underground Operations

The Golden Chest underground mine is accessed by a primary decline or main access ramp (“MAR”) with a complimentary escape-way incline ramp, and a series of ventilation raises. The primary mining method is underhand drift-and-fill utilizing cemented rock-fill (“CRF”). During 2024, IDR mined a total of 41,140 tonnes of ore at an average grade of 9.67 gpt gold. The ore came from stopes on the H-Vein. The MAR was extended at depth during 2024 to the 757 sublevel which required about 215 meters of ramp development including associated sumps, muck-bays, and raises. Additionally, over 600 meters of stope access ramps were completed during the year.

Current Open-Pit Operations

No open-pit operations took place during 2024.

Exploration Plans and Results

Modern exploration, including over 30,000 meters of drilling, reveals six ore shoots at the Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Current underground mining occurs within the H-Vein. Excellent exploration potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy areas to the south. During 2024, a total of 10,148 meters of core drilling were completed at the Golden Chest. Most of the meters were drilled in the northern areas of the mine in the Klondike area. A new mineralized zone known as the Red Star was drilled and highlights of that drilling include hole GC 24-258 which intercepted 9.3 meters of 8.2 gpt gold and hole GC 24-265 which intercepted 4.5 meters of 50.9 gpt gold. Drilling also intercepted the H-Vein a significant distance north of the current stopes in hole GC 24-259 which intercepted 1.0 meter of 38.5 gpt gold. Drilling was also completed in the Paymaster area which led to the upgrading of Mineral Resources to Mineral Reserves due to the increased density of drillholes. Plans for 2025 include more drilling in all areas of the Golden Chest, but specifically at the Red Star to help define the geometry of the mineralized area as well as more drilling in the Paymaster area.

Present Condition of Plant & Equipment

The Golden Chest underground main access ramp was originally developed in 2013 at nominal 4-meter by 4.5-meter cross-section. Additional development by IDR in the MAR has been completed recently. There are several metal buildings on the mine surface constructed from 2012 through 2021 including a core shed with offices, a mine shop, and associated mine dry and warehouse. In 2024, IDR began construction of a 80’ by 150’ metal building to house a paste backfill plant with room for future infrastructure. The mine electrical service is a three-phase, 500 kilo-volt-ampere (“kVA”) installation supplied by Avista Utilities (“Avista”). Avista began construction of an additional 500 kVA service to the mine in 2024 and is expected to be completed in 2025.

As of December 31, 2024, the Company had a net capitalized development and investment cost of $9,605,646 associated with the Golden Chest.

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

The table below summarizes the Company’s Mineral Reserves for the past three years.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven Reserves	2022	32,039	4.37	2.0	93%
Probable Reserves	2022	21,715	5.26	2.0	93%
Total Proven and Probable Reserves	2022	53,754	4.73	2.0	93%
Proven Reserves	2023	78,935	7.21	3.2	93%
Probable Reserves	2023	48,542	5.98	3.2	93%
Total Proven and Probable Reserves	2023	127,477	6.74	3.2	93%
Proven Reserves	2024	69,520	9.49	4.0	93%
Probable Reserves	2024	101,299	8.65	4.0	93%
Total Proven and Probable Reserves	2024	170,819	8.99	4.0	93%

Notes:

1.	Classification of Mineral Reserves is in accordance with S-K 1300 classification system.
2.	Mineral Reserves were estimated by Idaho Strategic Resources and reviewed and accepted by the QP’s.
3.	Mineral Reserves are 100% attributable to Idaho Strategic Resources
4.	Mineral Reserves are estimated at a cutoff of 4.0 Au PPM (grams/tonne)
5.	Mineral Reserves are estimated using a 3-year trailing average gold price of $2,040/troy ounce.
6.

Mineral Reserves are contained within the H-Vein, Paymaster Veins, and the Idaho Vein. The H-Vein and Paymaster Veins make up roughly equal portions of the Reserve tonnage. The Idaho Vein makes up approximately 14% of the Reserve tonnage and 7% of the contained gold.

7.	An average mining width of 3 m was used for the Reserves reporting for the Idaho Vein.
8.	H-Vein and Paymaster Reserves were diluted to a 2.4 m minimum mining width.
9.	Minimum mining width dilution is accounted for in the estimate.
10.	Numbers may not add due to rounding.

The 2024 Mineral Reserve increased over the previous year because more drill holes were completed through the H-Vein and Paymaster Veins which resulted in the conversion from Mineral Resources to Mineral Reserves.

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

Equation 1 go/no-go cut-off

Underground Mining Cut-off
Variable	Value	Unit
Mining Cost *G&A included	95	$/tonne
Backfill Cost	22	$/tonne
Mill Haul Cost	15	$/ore tonne
Milling Cost	38	$/ore tonne
Metallurgical Recovery	93%
Smelter Recovery (Payment)	91%
Royalty	2%
Gold Price	2,040	$/troy ounce
In-Stope Cutoff (Mining Cost Sunk)	1.38	Au grams/tonne
Go/No-Go (Mining Decision)	3.12	Au grams/tonne

The in-stope cut-off is used when material in a defined stope must be mined to reach higher grades. In this scenario the mining cost is considered sunk and is omitted from Equation 1 as the cost was incurred regardless of the ore/waste determination at the face. Evaluating equation 1 omitting mining cost yields a value of 3.12 gpt which was rounded to 4.0 gpt for the Mineral Reserves.

The table below summarizes the Company’s mineral resources for the past three years ending December 31, 2024. Resources were calculated by the Company starting on December 31, 2022. An historic resource report was completed by a third party in 2012, but it was not an SK-1300 compliant resource.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2022	403,724	4.57	2.0	93.0%
Indicated	2022	692,024	4.32	2.0	93.0%
Measured + Indicated	2022	1,095,748	4.41	2.0	93.0%
Inferred	2022	753,502	3.44	2.0	93.0%
Measured	2023	406,605	4.10	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Indicated	2023	665,550	4.00	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Measured +Indicated	2023	1,072,155	4.04	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Inferred	2023	743,793	3.23	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Measured	2024	374,389	4.16	2.0 UG & 1.4 OP	93% UG & 85% OP
Indicated	2024	859,498	3.24	2.0 UG & 1.4 OP	93% UG & 85% OP
Measured +Indicated	2024	1,233,887	3.52	2.0 UG & 1.4 OP	93% UG & 85% OP
Inferred	2024	823,172	2.82	2.0 UG & 1.4 OP	93% UG & 85% OP

Notes:

1.	Classification of Mineral Resources is in accordance with the S-K classification system.
2.	Mineral Resources were estimated by IDR staff and reviewed and accepted by the QP’s.
3.	Mineral Resources are exclusive of Mineral Reserves.
4.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
5.	Revenues produced at the Golden Chest are subject to a 2% NSR Royalty.
6.	Bulk density was calculated based on laboratory testing of representative vein samples and applied to the vein shapes.
7.

Mineral Resources are estimated using 2 grams per tonne (gpt) for each of the underground (UG) zones. The surface portion of the resource was optimized using Vulcan pit optimizer with open pit mining costs from the operation and results in a surface resource with a cut-off grade of 1.4 gpt.

8.	Cutoff values used were calculated using the three-year trailing average gold price of $2,040 USD/Troy Oz and adjusted by IDR staff based on mining experience at the Golden Chest.
9.	Numbers may not add due to rounding.

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

In 2024, MSHA did not issue any citations for Section 104 S&S violations associated with the Golden Chest Mine or New Jersey Mill. Reference is made to Exhibit 95 to this report.

Individual Properties–MATERIAL EXPLORATION PROPERTIES

DIAMOND CREEK

Figure 4 – Diamond Creek Project Location Map

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

The Diamond Creek Project is located in the central portion of the Idaho REE-Th Belt. The Diamond Creek mineral claims are located on public lands managed by the USFS. The claims require an annual maintenance fee of $200 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Diamond Creek as well as the investments to explore the project are expensed each year that they are paid. Therefore, Diamond Creek does not show on the Company’s books and does not qualify as a Material Property for financial purposes, rather the Company considers Diamond Creek material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known mineral reserves or resources on the Diamond Creek property.

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

The Company previously obtained all necessary permits to drill the Diamond Creek Project in 2022. After drilling, all reclamation was completed and approved by the USFS. An additional drilling POO has been submitted and approved by the USFS for the 2025 field year. The new POO will expand on the 2022 results at Lucky Gem and Contact areas as well as additional drilling targeting REE mineralization on the southern end of the Diamond Creek Project in the area known as Simer. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities to provide an overview of Diamond Creek and demonstrate why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing, if any.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry to make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

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

MINERAL HILL

Figure 5 – Mineral Hill Project Location Map

Overview & History

The Mineral Hill Project (formerly Roberts) is a REE Exploration Stage property located approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho. Mineral Hill is operated by IDR and consists of 109 unpatented lode mining claims situated in the greater Mineral Hill district in Sections 3,4,9,10,11,13,14,15,16,22,23,24, Township 24 North, Range 19 East and makes up approximately 2,200 acres. The Project is located in the northern portion of the Idaho REE-Th Belt. The Mineral Hill mineral claims are located on USPD land, which is managed by the USFS. The claims require an annual maintenance fee of $200 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Mineral Hill as well as the investments to explore the project are expensed each year that they are paid. Therefore, Mineral Hill does not show on the Company’s books and does not qualify as a material Property for financial purposes, rather the Company considers Mineral Hill material to its business due to qualitative factors such as the potential for the company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Mineral Hill property.

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

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry to help make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

LEMHI PASS

Figure 6 – Lemhi Pass Project Location Map

Overview & History

The Lemhi Pass Project is a REE and thorium Exploration Stage property located approximately 41 kilometers (25 miles) southeast of the town of Salmon, Idaho and stretches into Montana. Lemhi Pass is operated by IDR and consists of 568 total unpatented lode mining claims situated in the McDevitt Mining District, Lemhi County, Idaho in Township 19N, Range 24E, Sections 1, 2, 11, 12, 13, 14, 24; Township 19N, Range 25E, Sections 4, 5, 6, 7, 8, 9, 10, 15, 21, 22 (Boise Meridian) and in the Bloody Dick Mining District, Beaverhead County, Montana in Township 10S, Range 15W, Sections 20, 21, 22, 27, 28, 29, 34, 35 and Township 11S, Range 15W, Sections 10, 11, 14, 15, PB 38. Additionally, IDR has a mineral lease on 565 acres with the State of Idaho for T19N, Range 25E, Section 16. The Project is in the southern portion of the Idaho REE-Th Belt and straddles the ID-MT border. The property package is mainly contiguous and makes up approximately 11,990 acres. Approximately 407 unpatented lode claims are situated in Idaho, while the remaining 161 unpatented lode claims are situated in Montana.

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

Geology and Mineralization

The Company initially staked the Lemhi Pass Project to target an area with the greatest concentration of known veins where the Lemhi Pass, Dan Patch, and Bull Moose faults intersect or approach one another. REE and thorium mineralization at Lemhi Pass is found primarily in the REE mineral monazite. Monazite is a phosphate mineral and most of the Company’s strongest REE values are associated with phosphorus. The monazite at Lemhi Pass occurs as opaque, subhedral, yellow-green to reddish-brown crystals which are mostly microscopic in size, making it hard to detect with the naked eye. Samples taken by the USGS of 31 vein samples, showed TREO contents ranging from 0.073% to 2.20% Staatz (1972a). IDR sampling showed total rare earths assays up to 5% validating Company belief that the Lemhi Pass District is largely underexplored for REE’s; since their discovery in the district was ancillary, to the government’s search for nuclear related fuels in the 1950’s.

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

Moving forward, Idaho Strategic will continue its surface exploration efforts to gather enough information to warrant a drill program. The land stewardship in the Lemhi Pass District has areas under both BLM, USFS and State jurisdiction. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities to provide an overview of Lemhi Pass and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry to help make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to ALS Minerals. ALS Minerals utilized Ore Grade REE analysis (ME-MS81h).

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

As of March 1, 2025, there were approximately 300 shareholders of record of the Company’s Common Stock.

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

In May 2023, a new equity incentive plan (“2023 Equity Incentive Compensation Plan”) was voted on, and approved, by the shareholders of the Company. This plan allows for the issuance of up to 1,225,600 shares of the Company’s common stock in the form of stock options (which may be incentive stock options or nonqualified stock options) or other stock-based awards, such as stock appreciation rights, restricted stock, restricted stock units and performance shares. As of December 31, 2024, there have been no awards made under this new plan.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Equity Incentive Compensation Plan approved by the board	77,000	$5.17	0
2023 Equity Incentive Compensation Plan approved by the board and shareholders	0	0	1,225,600
Equity compensation plans not approved by the board	0	0	0
Total	77,000	$5.17	1,225,600

Recent Sales of Unregistered Securities

If the Company pays for goods and services with restricted common stock, the policy is to determine the fair value of the goods or services to determine the number of corresponding shares to be issued. When applicable, an agreed upon price for our common stock is used that considers the bid/offer price as quoted by the NYSE-American.

There were no sales of unregistered securities in 2024.

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

Our concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, we can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, we use the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2024, metals that had been sold but not final settled included 6,466 ounces of gold of which 1,283 ounces were sold at a predetermined price with the remaining 5,183 ounces exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the balance sheet is based on an estimate of the future cost to recover and remediate Company properties as required by permits upon cessation of operations and may differ when operations actually cease. At December 31, 2024, the Company made an estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations cease would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that would be presently incurred. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Periodic reviews are made of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and account balances are adjusted accordingly. At this time, the Company thinks that an adjustment in its asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to expenses by an undetermined amount.

Golden Chest Highlights for 2024 include:

•	Produced a total of 11,915 ounces of gold contained in concentrates and doré.
•	Mining was focused on the high-grade H-Vein at the Golden Chest mine.
•	Mined 41,140 tonnes of ore from the H-Vein underground at the Golden Chest Mine at an average grade of 9.67 gpt gold and completed 215 meters of development on the MAR and 129 meters of drifting for an H-Vein exploration project. Additionally, over 600 meters of stope access ramps were completed during the year.
•	Processed 41,140 dry metric tonnes at the Company’s New Jersey Mill with an average gold head grade of 9.67 gpt and gold recovery of 92.8%.
•	Completed 10,148 meters of core drilling at the Golden Chest to convert Paymaster Resources to Mineral Reserves and also completed exploration drilling primarily in the northern part of the property in the Klondike area which includes the Red Star zone.
•	A highlight of the core drilling was hole GC24-265 which intercepted 50.9 gpt gold over 4.5 meters in the newly discovered Red Star zone.

REE Exploration Highlights for 2024 include:

•	Idaho Strategic’s CEO and President, John Swallow, was invited by members from the U.S. Department of Energy to speak at the Future Needs for Responsible Mining of Critical Minerals workshop in January 2024.
•	Attended the Adamas Rare Earth Mines, Magnets and Motors Conference in Toronto, Canada.
•	Attended the International Rare Earth Elements Conference in Washington DC.
•	Continued discussions with various laboratories, universities, and partners to advance the understanding of Idaho’s rare earth mineralogy and broader mineral endowment.

Results of Operations

Idaho Strategic’s financial performance for the years ended December 31, 2024, and 2023 is summarized below:

•	Revenue from concentrate sales increased 88.7% to $25,765,373 for the year ending December 31, 2024, compared to $13,656,733 for the comparable period in 2023. The increase was due to 3,595 more ounces of gold sold during the year, as well as higher gold prices recognized on concentrate sales. Ore from the H-vein is anticipated to be the primary source of ore for 2025 as it was in 2024.
•	Gross profit for the year ended December 31, 2024 was $12,950,493 compared to a gross profit of $3,965,036 in 2023. This resulted in an increase in gross profit as a percentage of sales from 29.0% in 2023 to 50.3% in 2024. This increase is attributable to the higher head grade including H-Vein ore processed at the Company’s New Jersey Mill, as well as higher gold prices recognized on concentrate sales.
•	Net income for the year ended December 31, 2024 was $8,753,377 compared to net income for the year ended December 31, 2023 of $1,073,449. The increase was primarily due to increased production and higher gold prices.
•	The consolidated net profit included non-cash charges of $1,971,666 ($1,470,563 in 2023) as follows: depreciation and amortization of $1,953,388 ($1,466,703 in 2023), accretion of asset retirement obligation of $18,761 ($15,952 in 2023), loss on disposal of equipment of $1,431 (gain of $13,026 in 2023), equity income on investment in Buckskin Gold and Silver, Inc. $2,667 ($4,517 in 2023), write down of reclamation bond $300 (none in 2023).
•	Net income attributable to Idaho Strategic Resources, Inc. was $8,836,685 and $1,157,746 in the years ended December 31, 2024, and 2023, respectively.
•	Gold sales receivable increased to $1,578,694 from $1,038,867 at December 31, 2024 compared to 2023.
•	The Company saw an increase in exploration expenses of $1,397,314 for 2024 due to the expanded drilling program at the Golden Chest mine for development and exploration purposes.
•	Professional services costs decreased in 2024. Professional services in 2023 included a one-time expense.
•	Cash cost and all in sustaining costs for gold production remained relatively constant for 2023 and 2024.

Cash Costs and All-In Sustaining Costs Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and All-In Sustaining Costs (“AISC”) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and all in sustaining costs per ounce produced for the Company’s gold production for the years ended December 31, 2024, and 2023. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 90% of ounces produced after smelting and refining charges are deducted.

Cash cost per ounce is an important operating measure that we utilize to measure operating performance. AISC per ounce is an important measure that we utilize to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all the expenditures incurred to discover, develop, and sustain gold production. During 2024, the Company changed the way sustaining capital is calculated to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change.

	December 31,
	2024	2023
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$12,814,880	$9,691,697
Depreciation, depletion, and amortization	(1,953,388)	(1,466,703)
Change in concentrate inventory	(23,243)	(258,368)
Cash Cost	$10,838,249	$7,966,626
Exploration	2,920,535	1,523,221
Less REE exploration costs	(274,129)	(613,883)
Sustaining capital	3,385,893	2,458,737
General and administrative	763,040	630,126
Less stock-based compensation and other non-cash items	(18,278)	(3,860)
AISC	$17,615,310	$11,960,967
Divided by ounces produced	11,915	8,247
Cash cost per ounce	$909.63	$966.00
AISC per ounce	$1,478.41	$1,450.34

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2024	2023
Operating activities	$10,838,806	$2,104,009
Investing activities	(20,760,809)	(2,102,235)
Financing activities	8,741,905	647,194
Net change in cash and cash equivalents	(1,180,098)	648,968
Cash and cash equivalents, beginning of period	2,286,999	1,638,031
Cash and cash equivalents, end of period	$1,106,901	$2,286,999

The Company has an accumulated deficit of approximately $8 million at December 31, 2024 and earned a consolidated net profit in 2024 of $8,753,377. The Company’s working capital at December 31, 2024 is $9,462,524. The Company is currently producing from underground at the Golden Chest. During 2024, production generated positive cash flow from operations of $10,838,806 compared to a positive cash flow from operations of $2,104,009 in 2023. Planned production for the next 18 months indicates a positive cash flow from operations will continue as underground mining of the H-Vein remains the primary source of ore feed for the mill. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it can meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Idaho Strategic Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Strategic Resources, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s independent auditor since 2003.

Assure CPA, LLC

Spokane, Washington

March 31, 2025

PCAOB Firm ID: 444

Idaho Strategic Resources, Inc.

Idaho Strategic Resources, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,106,901	$2,286,999
Investment in US treasury notes	7,775,193	-
Gold sales receivable	1,578,694	1,038,867
Inventories	899,924	876,681
Joint venture receivable	2,892	2,080
Investment in equity security	-	5,649
Other current assets	378,469	236,837
Total current assets	11,742,073	4,447,113

Property, plant and equipment, net of accumulated depreciation	12,904,065	10,233,640
Mineral properties, net of accumulated amortization	10,573,349	7,898,878
Investment in Buckskin Gold and Silver, Inc.	341,436	338,769
Investment in joint venture	435,000	435,000
Investment in US treasury notes, non-current	7,208,930	-
Reclamation bonds	249,110	251,310
Deposits	567,667	285,079
Total assets	$44,021,630	$23,889,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,006,078	$484,221
Accrued payroll and related payroll expenses	564,090	266,670
Notes payable, current portion	709,381	978,246
Total current liabilities	2,279,549	1,729,137

Asset retirement obligations	305,409	286,648
Notes payable, long term	1,023,358	1,338,406
Total long term liabilities	1,328,767	1,625,054

Total liabilities	3,608,316	3,354,191

Commitments and Contingencies (Note 5 and 12)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 13,665,058 and 12,397,615 shares issued and outstanding, respectively	46,059,318	34,963,739
Accumulated deficit	(8,373,953)	(17,210,638)
Total Idaho Strategic Resources, Inc. stockholders’ equity	37,685,365	17,753,101
Non-controlling interest	2,727,949	2,782,497
Total stockholders’ equity	40,413,314	20,535,598

Total liabilities and stockholders’ equity	$44,021,630	$23,889,789

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Operations For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenue-gold sales	$25,765,373	$13,656,733

Cost of sales:
Cost of sales and other direct production costs	10,861,492	8,224,994
Depreciation and amortization	1,953,388	1,466,703
Total cost of sales	12,814,880	9,691,697

Gross profit	12,950,493	3,965,036

Other operating expenses:
Exploration	2,920,535	1,523,221
(Gain) loss on disposal of equipment	1,431	(13,026)
Management	407,715	255,579
Professional services	432,237	556,766
General and administrative	763,040	630,126
Total other operating expenses	4,524,958	2,952,666

Income from operations	8,425,535	1,012,370

Other (income) expense:
Equity income on investment in Buckskin Gold and Silver, Inc.	(2,667)	(4,517)
Loss on investment in equity securities	453	5,451
Timber revenue	(19,406)	(20,724)
Interest income	(389,517)	(85,491)
Interest expense	83,295	44,202
Total other (income) expense	(327,842)	(61,079)

Net income	8,753,377	1,073,449

Net loss attributable to non-controlling interest	(83,308)	(84,297)
Net income attributable to Idaho Strategic Resources, Inc.	$8,836,685	$1,157,746

Net income per common share-basic	$0.68	$0.09

Weighted average common shares outstanding-basic	13,026,487	12,254,539

Net income per common share-diluted	$0.67	$0.09

Weighted average common shares outstanding-diluted	13,197,308	12,260,539

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Stockholders’ Equity
Balance, December 31, 2022	12,098,070	$33,245,622	$(18,368,384)	$2,835,832	$17,713,070
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	30,962	30,962
Issuance of common stock for cash, net of issuance costs	299,545	1,718,117	-	-	1,718,117
Net income (loss)	-	-	1,157,746	(84,297)	1,073,449
Balance, December 31, 2023	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	28,760	28,760
Issuance of common stock for cash, net of issuance costs	766,293	9,120,521	-	-	9,120,521
Issuance of common stock for warrants exercised	289,294	1,695,047	-	-	1,695,047
Issuance of common stock for stock options exercised	50,002	280,011	-	-	280,011
Issuance of common stock for cashless stock options exercised	161,854	-	-	-	-
Net income (loss)	-	-	8,836,685	(83,308)	8,753,377
Balance, December 31, 2024	13,665,058	$46,059,318	$(8,373,953)	$2,727,949	$40,413,314

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income	$8,753,377	$1,073,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,953,388	1,466,703
Accretion of asset retirement obligation	18,761	15,952
(Gain) loss on disposal of equipment	1,431	(13,026)
Loss on investment in equity securities	453	5,451
Equity income on investment in Buckskin Gold and Silver, Inc.	(2,667)	(4,517)
Write down of reclamation bond	300	-
Change in operating assets and liabilities:
Gold sales receivable	(539,827)	(128,870)
Inventories	(23,243)	(258,368)
Joint venture receivable	(812)	(154)
Other current assets	(141,632)	(44,812)
Accounts payable and accrued expenses	521,857	(95,320)
Accrued payroll and related payroll expenses	297,420	87,521
Net cash provided by operating activities	10,838,806	2,104,009
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,219,147)	(772,245)
Proceeds from sale of equipment	6,372	8,500
Deposits on equipment	(1,178,185)	(285,079)
Additions to mineral properties	(2,392,822)	(1,118,021)
Purchase of reclamation bonds	(5,000)	-
Refund of reclamation bonds	6,900	75,710
Purchase of US treasury notes	(14,984,123)	-
Proceeds from sale of investment in equity securities	5,196	-
Purchase of equity securities	-	(11,100)
Net cash used by investing activities	(20,760,809)	(2,102,235)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	9,120,521	1,718,117
Proceeds from issuance of common stock for warrants exercised	1,695,047	-
Proceeds from issuance of common stock for stock options exercised	280,011	-
Principal payments on notes payable	(2,382,434)	(1,026,702)
Principal payments on notes, related parties	-	(75,183)
Contributions from non-controlling interest	28,760	30,962
Net cash provided by financing activities	8,741,905	647,194
Net change in cash and cash equivalents	(1,180,098)	648,968
Cash and cash equivalents, beginning of year	2,286,999	1,638,031
Cash and cash equivalents, end of year	$1,106,901	$2,286,999
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Deposit on equipment applied to purchase	$895,597	$76,110
Notes payable for equipment	1,148,521	1,168,893
Notes payable for mineral property	650,000	-

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

Equity Method Investments

Investments in companies and JVs in which the Company exercises significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in basis of the investee’s net assets has occurred and, if so, adjust its share of net earnings or losses by related depreciation and amortization expense. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If the Company’s ownership percentage of the company or venture in which it has an investment changes, a gain or loss on the investment is recognized in the period of change. At December 31, 2024, the Company’s 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 9).

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

At December 31, 2024 and 2023, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	December 31, 2024			December 31, 2023
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Non-controlling Interest

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings since inception.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for items such as mineral reserves, depreciation lives and methods, potential impairment of long-lived assets and equity method investments, deferred income taxes, settlement pricing of gold sales, fair value of stock based compensation, estimation of asset retirement obligations and reclamation liabilities. Estimates are based on experience and various other assumptions that the Company believes are reasonable. Actual results may differ from those estimates.

Revenue Recognition

Gold Revenue Recognition and Receivables:Sales of gold sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. The embedded derivative contained in our concentrate sales is adjusted to fair value through earnings each period prior to final settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of our concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. For sales of doré and metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner.

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

Other Revenue Recognition:Revenue from harvest of raw timber is recognized when the performance obligation under a contract and transfer of control have both been completed. Sales of timber found on the Company’s mineral properties are not a part of normal operations.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2024 and 2023, the Company did not have any assets or liabilities that were valued at a fair value measurement other than its gold sales receivable. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, equity method investments, investments in US treasury notes and equity securities, and notes payable approximate their fair values.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) attributable to the Company excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2024, and 2023, Such common stock equivalents are included or excluded from the calculation of diluted net income per share for each period as follows:

	December 31, 2024	December 31, 2023
Incremental shares included in diluted net income per share
Stock options	118,400	6,000
Stock purchase warrants	52,421	-
	170,821	6,000
Potentially dilutive shares excluded from diluted net income per share as inclusion would have an antidilutive effect:
Stock options	-	321,449
Stock purchase warrants	-	289,294
Total	-	610,743

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

Mine Exploration and Development Costs

The Company expenses exploration costs as such in the period they occur. The exploration stage occurs up until the point ore reserves are identified. The pre-development stage begins once the Company identifies ore reserves which is based on a determination whether an ore body can be economically developed. Expenditures incurred during the pre-development stage are capitalized as deferred development costs and include such costs for drifts, ramps, and infrastructure. Costs to improve, alter, or rehabilitate primary development assets which appreciably extend the life, increase capacity, or improve the efficiency or safety of such assets are also capitalized. The pre-development stage ends when the production stage of ore reserves begins, thus entering the secondary development stage.

Drilling, and related costs are either classified as exploration, pre-development or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	whether the costs are incurred to further define resources or exploration targets at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	whether the drilling or development costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•	whether, at the time the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling, development and related costs are capitalized. Drilling and development costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling and development costs is appropriate:

•	completion of a favorable economic study and mine plan for the ore body targeted;
•	authorization of development of the ore body by management and/or the Board of Directors; and
•	there is a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Amortization of development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable resources.

Claim Fees

Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as other current assets and expensed over the course of the year.

Reclassifications

Certain reclassifications have been made to conform the amounts presented in the December 31, 2023 financial statements to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Asset Retirement Obligations and Remediation Costs

Mineral properties are subject to standards for mine reclamation that have been established by various governmental agencies. Asset retirement obligations are related to the retirement of the mine when a contractual obligation has been established, and a reasonable estimate of fair value can be determined. These obligations are initially measured at fair value with the resulting cost recognized at the present value of estimated reclamation costs. The liability is accreted, and the asset amortized over the life of the related asset. Adjustments are made for changes resulting from either the timing or amount of the original estimate underlying the obligation. Separate from asset retirement obligations, the Company records liability for remediation costs when a reasonable estimate of fair value can be determined. Accrued remediation costs are not discounted.

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. In 2023, the Company deposited $2,890 in additional bonds for trenching activities at Lemhi Pass, and a partial refund of $78,600 occurred after reclaiming the drill pads from drilling the Diamond Creek project in 2022. The remaining amount on this bond is expected to be refunded after revegetation is established. The balance of reclamation bonds at December 31, 2023 was $251,310. In 2024 the Company deposited $5,000 in additional bonds for a mineral lease and received $6,900 of the remaining $7,200 on the Diamond Creek drilling bond from 2022. The final $300 for this bond was written off as an exploration expense during the year. The balance at December 31, 2024 is $249,110.

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

Investments in US Treasury Notes

The Company holds short and long term investments in US Treasury notes and are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts and are amortized using the effective interest method over the stated terms of the securities. Amortization of the premium or discount is included in interest income on the consolidated statement of operations. Interest income is recognized when earned.

Government Grant Income

The Company occasionally receives grant income from various government agencies. Government grant income is recognized in earnings on a systematic basis in a manner that mirrors how the Company recognizes underlying costs for which the grant is intended to compensate. A grant receivable is recognized for expenses or losses already incurred but for which grant funding has not yet been received. Grant funding received in excess of expenses or losses incurred is recognized as deferred revenue. If a grant is received based solely on a capital expenditure, the amount of the asset is reduced by the amount received from the grant.

Segment Reporting

The Company operates as a single operating segment in accordance with ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All financial information is presented on a consolidated basis and reviewed by the Company’s Chief Executive Officer as the Chief Operating Decision Maker (CODM). The CODM uses consolidated net income, as presented in the consolidated statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods beginning January 1, 2025, and are applied retrospectively. The Company adopted this pronouncement for its fiscal year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Inventories

At December 31, 2024 and 2023, inventories consisted of the following:

	2024	2023
Concentrate inventory
In process	$-	$28,778
Finished goods	334,033	239,361
Total concentrate inventory	334,033	268,139

Supplies inventory
Mine parts and supplies	475,336	374,456
Mill parts and supplies	90,555	158,402
Core drilling supplies and materials	-	75,684
Total supplies inventory	565,891	608,542

Total	$899,924	$876,681

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2024 and 2023 consisted of the following:

	2024	2023
Mine Equipment	8,223,596	7,025,060
Accumulated Depreciation	$(3,845,349)	$(2,932,547)
Total Mine Equipment	4,378,247	4,092,513

Mill Equipment	7,580,452	5,842,195
Accumulated Depreciation	(2,453,673)	(1,579,551)
Total Mill Equipment	5,126,779	4,262,644

Buildings	2,715,931	1,152,406
Accumulated Depreciation	(295,595)	(252,626)
Total Buildings	2,420,336	899,780

Land	978,703	978,703

Total	$12,904,065	$10,233,640

5. Mineral Properties

Mineral properties at December 31, 2024 and 2023 are as follows:

	2024	2023
Golden Chest
Mineral Property	$5,159,084	$4,108,710
Infrastructure	4,722,328	3,020,698
Total Golden Chest	9,881,412	7,129,408
New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	-
Less accumulated amortization	(284,033)	(166,500)
Total	$10,573,349	$7,898,878

For the years ended December 31, 2024 and 2023, $98,330 and $102,727, respectively, interest expense was capitalized in Golden Chest mineral property in association with core drilling and the ramp.

Golden Chest

The Golden Chest is an underground mine project currently producing for the Company located near Murray, Idaho consisting of 34 patented claims (449 acres) and 217 unpatented claims (4,300 acres). A 2% NSR is payable on production at certain portions of the Golden Chest to a former joint venture partner. Royalty expense of $510,186 and $272,535 was recognized as costs of sales and other direct production costs in the years ended December 31, 2024, and 2023, respectively. The greater Murray Area property package includes an additional 73 patented claims (1,300 acres) and 83 unpatented claims (1,660 acres) which is incorporated in the Golden Chest total.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

5. Mineral Properties (continued)

Potosi

In 2018, the Company purchased the Potosi property near the Golden Chest. This property consists of 71 acres of patented mining claims.

Park Copper/Gold

In August 2021, the Company paid $78,000 in cash for 91 acres of patented mineral property in Shoshone County referred to as Park Copper/Gold.

Eastern Star

In 2014 the Company purchased the Eastern Star property near Elk City, Idaho for $250,817. This property consists of 11 patented claims (220 acres) and 71 unpatented claims (1,420 acres).

Oxford

In 2024, the Company purchased unpatented mineral claims for $40,000. The greater Oxford property consists of 26 unpatented claims (537 acres) as well as a state mineral lease on 2,500 acres in Clearwater County, Idaho.

6. Notes Payable

At December 31, 2024 and 2023, notes payable are as follows:

	2024	2023
Mine Equipment Monthly payments of $55,803 and $98,752 as of December 31, 2024 and 2023, respectively	$962,384	$1,859,299
Mill Equipment Monthly payments of $11,498 and $0 as of December 31, 2024 and 2023, respectively	540,773	-
Buildings/Land Monthly payments of $2,500 and $2,500 as of December 31, 2024 and 2023, respectively	229,582	297,230
Other Monthly payments of $0 and $731 as of December 31, 2024 and 2023, respectively	-	160,123
Total notes payable	1,732,739	2,316,652
Due within one year	709,381	978,246
Due after one year	$1,023,358	$1,338,406

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at December 31, 2024 are as follows:

2025	$709,381
2026	485,852
2027	313,374
2028	124,118
2029	100,014
Total	$1,732,739

7. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey Mill in 2014 and the Golden Chest in 2016. Activity for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Balance at January 1	$286,648	$262,217
Accretion expense	18,761	15,952
Change in asset retirement obligation estimate	-	8,479
Balance at December 31	$305,409	$286,648

The change in the asset retirement obligation estimate during the year ended December 31, 2023 was due to a revision to the estimated start of the reclamation process and an updated reclamation cost estimate.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

8. Joint Venture Arrangements

NJMJV Agreement

In January 2011, the Company and Crescent (formerly United Mine Services, Inc.) entered into a JV agreement relating to the New Jersey Mill. To earn a 35 percent interest in the JV, Crescent provided $3.2 million in funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the JV and charges operating costs to Crescent for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the JV, receive a fee of $2.50/tonne milled. No ore has been milled for Crescent since 2013. As of December 31, 2024 and 2023, an account receivable existed with the NJMJV from Crescent for $2,892 and $2,080, respectively.

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

9. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the investment. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $2,667 and $4,517 during the years ended December 31, 2024 and 2023, respectively. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of December 31, 2024 and 2023, the Company held 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

10. Income Taxes

The Company did not recognize a provision (benefit) for income taxes for the years ended December 31, 2024 and 2023.

The significant components of net deferred tax assets at December 31, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets
Net operating loss carry forwards	$3,661,000	$5,205,300
Mineral properties	201,100	222,300
Asset retirement obligation	16,000	9,100
Stock based compensation	629,000	629,000
Other	26,500	24,500
Total deferred tax assets	4,533,600	6,090,200
Valuation allowance	(3,176,700)	(4,506,700)
	1,356,900	1,583,500
Deferred tax liabilities
Property, plant, and equipment	(1,356,900)	(1,583,500)
Asset retirement obligation	-	-
Total deferred tax liabilities	(1,356,900)	(1,583,500)

Net deferred tax assets	$-	$-

At December 31, 2024 and 2023, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset exists at December 31, 2023 and 2022.

At December 31, 2024, the Company had net operating loss carry forwards of approximately $14,311,000 for federal purposes, $4,684,000 which expire between 2030 through 2038. At December 31, 2024, the Company had net operating loss carry forwards of approximately $12,001,000 for state purposes, which expire between 2030 and 2042. The remaining balance of $9,627,000 will never expire but its utilization is limited to 80% of taxable income in any future year.

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 differ from the statutory rate of 21% as follows:

	2024	2023

Provision (benefit) at statutory rate for the period	$1,838,200	$225,400
State taxes, net of federal taxes	401,000	49,200
Taxable grant income	106,900	-
Adjustment of prior year tax estimates	(60,900)	218,200
Non-deductible items	3,400	-
Depletion	(958,600)	-
Increase (decrease) in valuation allowance	(1,330,000)	(492,800)
Total provision (benefit)	$-	$-

The Company is open to examination of its income tax filings in the United States and state jurisdictions for the 2022 through 2024 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no-par common stock at December 31, 2024 and 2023. In addition, the Company has authorized 1,000,000 shares of no-par preferred stock, none of which had been issued at December 31, 2024 or 2023.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2024 and 2023 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2022 and 2023	289,294	$5.60-7.00
Exercised	(289,294)	$5.60-7.00
Balance December 31, 2024	-	$-

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

Transactions in stock options for the years ended December 31, 2024 and 2023 are as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2022	535,953	$5.47
Forfeited	(58,504)	$5.47
Balance December 31, 2023	477,449	$5.47
Exercised	(376,590)	$5.53
Forfeited	(23,859)	$5.51
Outstanding and exercisable at December 31, 2024	77,000	$5.17

At December 31, 2024 and 2023, the outstanding stock options have an intrinsic value of approximately $387,880 ($410,638 in 2023) and have a weighted average remaining term of 0.69 years (0.82 in 2023). The intrinsic value of stock options exercised for cash in the year ended December 31, 2024 was $263,516. Cashless options exercised in the year ended December 31, 2024 had an intrinsic value of $1,958,047. No cash or cashless options were exercised in the year ended December 31, 2023.

12. Related Party Transactions

On May 10, 2023 the Company paid the remaining amount due on the note payable of $57,397 to Ophir Holdings, LLC, a company owned by two officers and one former officer of the Company. There has not been any other related party debt since this transaction.

The Company leases office locations from certain related parties on a month-to-month basis (not long term). These related parties are NP Depot, a company owned by John Swallow, the Company’s president, and Mine Systems Design, a company partially owned by Grant Brackebusch, one of the Company’s vice presidents. Payments under these month-to-month lease arrangements totaled $30,684 and $25,175 for the years ended December 31, 2024 and 2023, respectively, and are included in general and administrative expenses on the consolidated statement of operations.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

13. Sales of Products

The Company’s products consist of both gold flotation concentrates which in 2024 and 2023 were sold to a broker, H&H Metals Corp. (“H&H”), and an unrefined gold-silver product known as doré which is sold to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated, and revenue is recognized generally at the time when risk is transferred to H&H based on contractual terms. Based on contractual terms, the Company has determined the performance obligation is met and title is transferred to H&H when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H, and H&H has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H upon physical receipt, and 5) the Company has the right to payment for the concentrate. Concentrates lots that have been sold are held at the New Jersey Mill for up to 60 days, until H&H provides shipping instructions.

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2024, metals that had been sold but not final settled included 6,466 ounces of gold of which 1,283 ounces were sold at a predetermined price with the remaining 5,183 ounces exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

Sales and accounts receivable for concentrate shipments are recorded net of charges for treatment and other charges negotiated by us with H&H, which represent components of the transaction price. Charges are estimated by the Company upon transfer of risk of the concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by the customer include fixed treatment, refining and costs per ton of concentrate and may include penalty charges for lead and zinc content above a negotiated baseline as well as excessive moisture.

For sales of doré and of metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer.

Sales of products by metal for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Gold	$26,406,937	$14,308,098
Silver	121,882	55,747
Less: Smelter and refining charges	(763,446)	(707,112)
Total	$25,765,373	$13,656,733

Sales by significant product type for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Concentrate sales to H&H	$25,492,380	$13,518,628
Doré sales to refineries	272,993	138,105
Total	$25,765,373	$13,656,733

In 2024 and 2023, flotation concentrates sold to H&H accounted for 99% of all gold sales. The remaining 1% was doré sold to a third party. At December 31, 2024 and 2023, the Company’s gold sales receivable balance related to contracts with customers of $1,578,694 and $1,038,867, respectively, consist only of amounts due from H&H. There is no allowance for doubtful accounts. The Company has determined its contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and payment is received for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

14. Investments in US Treasury Notes

The table below provides the components of investments in US Treasury notes held to maturity at amortized cost and fair value at December 31, 2024 and 2023.

December 31, 2024
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current	$7,775,193	$30,807	$-	$7,806,000
US Treasury notes, non-current	$7,208,930	$72,070	$-	$7,281,000
Total	$14,984,123	$102,877	$-	$15,087,000

December 31, 2023
US Treasury notes, current	$-	$-	$-	$-
US Treasury notes, non-current	$-	$-	$-	-

Fair value of investments in US Treasury notes is determined using Level 1 inputs.

The maturity dates for the US Treasury notes as of December 31, 2024 are as follows:

Maturity	Amortized Cost
Due within one year	$7,775,193
Due one year to five years	$7,208,930
Total	$14,984,123

15. Subsequent Events

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company’s President who also serves as our Chief Accounting Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the SEC rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Accounting Officer, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

The management of Idaho Strategic has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, it is believed that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	58	Chief Executive Officer (“CEO”), President, Director & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present as President, 1/20/17 to present as CEO, 8/29/2013 to present as Director, 7/11/2019 to present as Chairman
Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	55	Chief Financial Officer (“CFO”), Vice President, & Director	7/18/1996 to present
Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	66	Director	1/10/17 to present
Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	57	Director	1/12/2022 to present
Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Director	8/8/2023 to present
Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	57	Vice President	1/16/2018 to present
Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	59	Secretary	11/20/16 to present

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

Kevin Shiell has more than 30 years of operating and management experience in the mining and mineral processing industries. Mr. Shiell has held executive leadership positions at several public and private mining companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MGM Gold, various mine supervisory positions at Hecla Mining Company (“Hecla”), and President and Director at Gold Road Mining Corporation. Currently, Mr. Shiell is VP of Operations-Idaho for Americas Gold and Silver, and serves as an Independent Director at Idaho Strategic Resources, Inc.

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

Based on the Company’s review of the Forms 3, 4 and 5 filed with the SEC and the copies of such forms received, and written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2024, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

The Company adopted a Code of Ethics at a Board of Directors meeting on December 9, 2003, that applies to the Company’s executive officers. The Company also adopted a Code of Ethics for all employees at the Board of Directors meeting on February 18, 2008, which is attached hereto as Exhibit 14.

Board Nomination Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

Audit Committee

The Audit Committee is comprised of three independent directors, Richard Beaven, Kevin Shiell and Carolyn Turner, and was established in January 2022 by the Board to meet the listing requirements for the NYSE American and for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee recommends the appointment of independent public accountants to conduct audits of our financial statements, reviews with the accountants the plan and results of the auditing engagement, approves other professional services provided by the accountants and evaluates the independence of the accountants. The Audit Committee also reviews the scope and adequacy of our system of internal controls and procedures over financial reporting. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the NYSE American listing standards and the applicable rules of the SEC. The Board has determined that Richard Beaven and Carolyn Turner are “audit committee financial experts” as defined by the rules of the SEC. The Audit Committee met four times during the fiscal year ended December 31, 2024.

Insider Trading

The Company adopted an Insider Trading Policy on March 26, 2025, applicable to all directors, executive officers, employees, consultants, contractors, and their household members. The policy prohibits trading in the Company’s securities while in possession of material nonpublic information and establishes black-out periods and mandatory pre-clearance procedures for directors and executive officers. It also addresses the prohibition of hedging transactions, short sales, and margin accounts, and includes procedures related to trading windows and the use of Rule 10b5-1 trading plans.

In the last fiscal quarter of 2024, no director or officer of the Company adopted or terminated any contract, instruction, written plan, or Rule 10b5-1 trading arrangement for the purchase or sale of the Company’s securities.

A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K, pursuant to Item 601(b)(19) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, CEO and Chairman of the Board, Grant Brackebusch, the Company’s CFO and Vice President, and Robert Morgan, the Company’s Vice President (together the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards[2] ($)	Option Awards[2] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Swallow	2024	208,500	32,000	-	-	-	-	-	240,500
President, CEO, & Chairman	2023	167,042	-	-	-	-	-	-	167,042
Grant Brackebusch	2024	208,500	32,000	-	-	-	-	-	240,500
CFO & Vice President	2023	175,375	-	-	-	-	-	-	175,375
Robert Morgan	2024	152,100	25,000	-	-	-	-	-	177,100
Vice President	2023	140,625	-	-	-	-	-	-	140,625

(1)	Salary includes fees earned as Directors.
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

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2024, 27,000 Stock Options were vested and outstanding to directors Grant Brackebusch, John Swallow, Kevin Shiell, Richard Beaven, and Carolyn Turner.

Outstanding Equity Awards at Fiscal Year-end Table

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
John Swallow, President, CEO, & Chairman	3,000	(1)	-	-	$5.77	9/5/2025	-	-	-	-
Grant Brackebusch, CFO & Vice President	3,000	(1)	-	-	$5.25	9/5/2025	-	-	-	-
Kevin Shiell, Director	3,000	(1)	-	-	$5.25	9/5/2025	-	-	-	-
	7,500	(2)	-	-	$4.75	9/28/2025	-	-	-	-
Richard Beaven, Director	3,000	(1)	-	-	$5.25	9/5/2025	-	-	-	-
	7,500	(2)	-	-	$4.75	9/28/2025	-	-	-	-
Carolyn Turner, Director	-		-	-	$-	-	-	-	-	-

(1)	Options were granted on September 6, 2022 and 100% vested on the grant date
(2)	Options were granted on September 28, 2022 and 100% vested on the grant date

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Shiell	2024	17,500	-	-	-	-	-	-	17,500
Director	2023	9,000	-	-	-	-	-	-	9,000
Richard Beaven	2024	17,500	-	-	-	-	-	-	17,500
Director	2023	9,000	-	-	-	-	-	-	9,000
Carolyn Turner	2024	17,500	-	-	-	-	-	-	17,500
Director	2023	5,000	-	-	-	-	-	-	5,000

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

Clawback Policy

The company maintains a Policy for the Recovery of Erroneously Awarded Compensation (“Clawback Policy”) applicable to executive compensation in the event of misconduct on the part of executive officer, including any such misconduct that results in a restatement of its financial statements. The Clawback Policy is filed with the SEC as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2024. There has been no required recovery of erroneously awarded compensation pursuant to the Clawback Policy to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2025 regarding the shares of Company Common Stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock; (ii) each Director of the Company; (iii) Named Executive Officers; and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company Common Stock listed as owned by that person.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,183,248	(a)	8.61%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class[1]
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	1,183,248	(a)	8.61%
Common	Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	136,232	(b)	0.99%
Common	Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	66,153	(c)	0.48%
Common	Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	14,500	(d)	0.11%
Common	Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	980	(e)	0.01%
Common	Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	40,939	(f)	0.30%
Common	Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	35,416	(g)	0.26%
Common	All Directors and Executive Officers as a group (7 individuals)	1,477,468		10.75%

(1)	Based upon 13,665,058 outstanding shares of common stock and 77,000 vested options at March 1, 2025.
a)	Consists of 1,180,248 shares of common stock and presently exercisable options to purchase 3,000 shares of common stock.
b)	Consists of 133,232 shares of common stock and presently exercisable options to purchase 3,000 shares of common stock.
c)	Consists of 55,653 shares of common stock and presently exercisable options to purchase 10,500 shares of common stock.
d)	Consists of 4,000 shares of common stock and presently exercisable options to purchase 10,500 shares of common stock.
e)	Consists of 980 shares of common stock.
f)	Consists of 37,939 shares of common stock and presently exercisable options to purchase 3,000 shares of common stock.
g)	Consists of 35,416 shares of common stock.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

The Board of Directors has determined that John Swallow and Grant Brackebusch are not independent directors. Kevin Shiell, Richard Beaven, and Carolyn Turner are independent directors pursuant to rules governing companies listed on the NYSE American Exchange.

The independent directors Kevin Shiell, Richard Beaven, and Carolyn Turner each serve as the only three members of the Board of Directors’ nominating committee, compensation committee, and audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2024 and December 31, 2023 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $83,000 and $79,500 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under Audit Fees above.

Tax Fees

$8,350 in 2024 and $7,950 in 2023 was paid to the Company’s principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

$2,550 in other fees were incurred during 2024 and $5,894 in 2023 for other services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as a part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 31, 2024.
2.	Consolidated Balance Sheets—December 31, 2024 and 2023.
3.	Consolidated Statements of Operations—Years ended December 31, 2024 and 2023.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2024 and 2023.
5.	Consolidated Statements of Cash Flows—Years ended December 31, 2024 and 2023.
6.	Notes to Consolidated Financial Statements.

Exhibits

Exhibits	Description of Document
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

10.5	Registrant’s Amendment of Options dated October 12, 2023, incorporated herein by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on October 13, 2023.
10.6

Registrant’s 2023 Equity Compensation Plan approved by shareholders on June 12, 2023, included as Appendix B to the Company’s Schedule 14A, as filed with the Securities and Exchange Commission on May 15, 2023 and incorporated herein by reference.

10.7

Purchase and Sale Agreement dated January 16th, 2024, Promissory Note, Mortgage, and Termination of Royalty Deed and Warranty Deed, dated February 7th, 2024, by and among the Registrant and Bell Run Properties, L.L.C., filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2024, and incorporated herein by reference.

14	Code of Ethical Conduct, filed as Exhibit 14 to the Company’s Form 10, as filed with the Securities and Exchange Commission on February 25, 2014 and incorporated herein by reference.
19*	Insider trading policy
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Company’s Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2018 and incorporated herein by reference.
23.1*	Consent of Assure CPA, LLC.
23.2*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.3*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.4*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1*	Technical Report Summary For the Golden Chest Mine, Idaho, U.S.A.
97.1*	Policy Relating to Recovery of Erroneously Awarded Executive Compensation
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC.

Date: March 31, 2024	By	/s/ JOHN SWALLOW
John Swallow, President, Chief Executive Officer

Date: March 31, 2024	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Swallow	March 31, 2024
John Swallow	Date
President, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Grant A. Brackebusch	March 31, 2024
Grant A. Brackebusch	Date
Vice President, Chief Financial Officer,
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ Carolyn Turner	March 31, 2024
Carolyn Turner	Date
Director

/s/ Kevin Shiell	March 31, 2024
Kevin Shiell	Date
Director

/s/ Richard Beaven	March 31, 2024
Richard Beaven	Date
Director

