Form 10-Q
period 2025-03-31
Idaho Strategic Resources, Inc.
filed 2025-05-08
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2025, 14,052,872 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,306,124	$1,106,901
Investments in US treasury notes	8,077,325	7,775,193
Gold sales receivable	1,833,385	1,578,694
Inventories	1,171,594	899,924
Joint venture receivable	1,927	2,892
Other current assets	337,448	378,469
Total current assets	12,727,803	11,742,073

Property, plant and equipment, net of accumulated depreciation	15,868,020	12,904,065
Mineral properties, net of accumulated amortization	10,994,040	10,573,349
Investment in Buckskin Gold and Silver, Inc	342,782	341,436
Investment in joint venture	435,000	435,000
Investments in US treasury notes, non-current	6,995,829	7,208,930
Reclamation bond	330,110	249,110
Deposits	373,566	567,667
Total assets	$48,067,150	$44,021,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,022,270	$1,006,078
Accrued payroll and related payroll expenses	561,805	564,090
Notes payable, current portion	1,330,738	709,381
Total current liabilities	2,914,813	2,279,549

Asset retirement obligations	310,296	305,409
Notes payable, long term	2,339,803	1,023,358
Total long-term liabilities	2,650,099	1,328,767

Total liabilities	5,564,912	3,608,316

Commitments Note 5	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2025- 13,668,780 and December 31, 2024- 13,665,058 shares issued and outstanding	46,554,464	46,059,318
Accumulated deficit	(6,764,974)	(8,373,953)
Total Idaho Strategic Resources, Inc stockholders’ equity	39,789,490	37,685,365
Non-controlling interest	2,712,748	2,727,949
Total stockholders' equity	42,502,238	40,413,314

Total liabilities and stockholders’ equity	$48,067,150	$44,021,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three-Month Periods Ended March 31, 2025 and 2024
	March 31,
	2025	2024

Revenue:
Sales of products, net	$7,278,536	$5,898,938
Total revenue	7,278,536	5,898,938

Costs of Sales:
Cost of sales and other direct production costs	3,030,829	2,558,913
Depreciation and amortization	549,621	501,788
Total costs of sales	3,580,450	3,060,701
Gross profit	3,698,086	2,838,237

Other operating expenses:
Exploration	1,371,433	267,848
Management	264,745	109,100
Professional services	183,738	154,244
General and administrative	237,018	160,663
Loss on sale of equipment	239,898	4,409
Total other operating expenses	2,296,832	696,264
Operating income	1,401,254	2,141,973

Other (income) expense:
Equity income on investment in Buckskin Gold and Silver, Inc	(1,346)	(1,867)
Timber revenue net of costs	(3,856)	(13,357)
(Gain) loss on investment in equity securities	-	453
Interest income	(185,395)	(19,635)
Interest expense	-	20,565
Total other (income) expense	(190,597)	(13,841)

Net income	1,591,851	2,155,814
Net loss attributable to non-controlling interest	(17,128)	(15,295)
Net income attributable to Idaho Strategic Resources, Inc	$1,608,979	$2,171,109

Net income per common share-basic	$0.12	$0.17

Weighted average common share outstanding-basic	13,666,321	12,513,374

Net income per common share-diluted	$0.12	$0.17

Weighted average common shares outstanding-diluted	13,735,770	12,673,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three-Month Periods Ended March 31, 2025 and 2024
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non- Controlling Interest	Stockholders' Equity

Balance January 1, 2024	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,598	1,598
Issuance of common stock for cash, net of offering costs	127,152	847,492	-	-	847,492
Issuance of common stock for warrants exercised	147,026	823,346	-	-	823,346
Issuance of common stock for stock options exercised	5,357	29,999	-	-	29,999
Issuance of common stock for cashless stock options exercised	5,887	-	-	-	-
Net income (loss)	-	-	2,171,109	(15,295)	2,155,814
Balance March 31, 2024	12,683,037	$36,664,576	$(15,039,529)	$2,768,800	$24,393,847

Balance January 1, 2025	13,665,058	$46,059,318	$(8,373,953)	$2,727,949	$40,413,314
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,927	1,927
Stock options issued to management, directors and employees	-	495,146	-	-	495,146
Issuance of common stock for cashless stock options exercised	3,722	-	-	-	-
Net income (loss)	-	-	1,608,979	(17,128)	1,591,851
Balance March 31, 2025	13,668,780	$46,554,464	$(6,764,974)	$2,712,748	$42,502,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three-Month Periods Ended March 31, 2025 and 2024
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,591,851	$2,155,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,621	501,788
Loss on sale of equipment	239,898	4,409
Accretion of asset retirement obligation	4,887	4,575
Loss on investment in equity securities	-	453
Equity income on investment in Buckskin Gold and Silver, Inc	(1,346)	(1,867)
Stock-based compensation	495,146	-
Change in operating assets and liabilities:
Gold sales receivable	(254,691)	(199,607)
Inventories	(271,670)	79,845
Joint venture receivable	965	482
Other current assets	41,021	27,013
Accounts payable and accrued expenses	16,192	1,142
Accrued payroll and related payroll expenses	(2,285)	5,806
Net cash provided by operating activities	2,409,589	2,579,853

Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,408,468)	(322,596)
Deposits on equipment	-	(123,060)
Proceeds from sale of equipment	40,400	-
Additions to mineral property	(455,029)	(564,355)
Purchase of US treasury notes	(89,031)	-
Proceeds from sale of investment in equity securities	-	5,196
Purchase of reclamation bond	(81,000)	-
Net cash used by investing activities	(1,993,128)	(1,004,815)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	-	847,492
Proceeds from issuance of common stock for warrants exercised	-	823,346
Proceeds from issuance of common stock for stock options exercised	-	29,999
Principal payments on notes payable	(219,165)	(269,015)
Contributions from non-controlling interest	1,927	1,598
Net cash provided (used) by financing activities	(217,238)	1,433,420

Net change in cash and cash equivalents	199,223	3,008,458
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$1,306,124	$5,295,457

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$194,101	$30,719
Notes payable for equipment purchase	$2,156,967	$559,752
Note payable for mineral property purchase	$-	$650,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three-month periods ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The effective tax rate expected for the full year ended December 31, 2025 is 0%.

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2024, in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2025.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling, and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 4 for more information on the Company’s sales of products.

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
•

whether, at the time the cost is incurred: (a) the expenditure embodies a probable future benefit that involves a capacity, singly or in combination with other assets, to contribute directly or indirectly to future net cash inflows, (b) the Company can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to the Company’s right to or control of the benefit has already occurred.

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

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

•

there is a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues and/or contractual requirements necessary for the Company to have the right to or control of the future benefit from the targeted ore body have been met.

Amortization of development costs is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable tonnes of mineral resources and reserves.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2025 and December 31, 2024, the Company had no assets or liabilities that required measurement at fair value on a recurring basis.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At March 31, 2025, and December 31, 2024, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At March 31, 2025 and December 31, 2024, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	March 31, 2025			December 31, 2024
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on net loss, stockholders’ equity, or cash flows as previously reported.

Investments in US Treasury Notes

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

Segment Reporting

The Company operates as a single operating segment in accordance with Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All financial information is presented on a consolidated basis and reviewed by the Company’s Chief Executive Officer as the Chief Operating Decision Maker (CODM). The CODM uses consolidated net income, as presented in the consolidated statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for JV formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of JVs in separate financial statements. The amendments also seek to clarify the initial measurement of JV net assets, including businesses contributed to a JV. The guidance is applicable to all entities involved in the formation of a JV. The amendments are effective for all JV formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company has adopted this new guidance and there was no material impact on its consolidated financial statements and disclosures due to no new JV arrangement forming on or after January 1, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at March 31, 2025 and December 31, 2024.

March 31, 2025
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current (Matures within 1 year)	$8,077,325	$10,675	$-	$8,088,000
US Treasury notes, non-current (Matures in 1-5 years)	6,995,829	87,171	-	7,083,000
Total	$15,073,154	$97,846	$-	$15,171,000

December 31, 2024
US Treasury notes, current (Matures within 1 year)	$7,775,193	$30,807	$-	$7,806,000
US Treasury notes, non-current (Matures in 1-5 years)	7,208,930	72,070	-	7,281,000
Total	$14,984,123	$102,877	$-	$15,087,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

3. Inventories

At March 31, 2025 and December 31, 2024, the Company’s inventories consisted of the following:

	March 31, 2025	December 31, 2024
Concentrate inventory
Finished goods	$643,028	$334,033
Total concentrate inventory	643,028	334,033

Supplies inventory
Mine parts and supplies	445,496	475,336
Mill parts and supplies	83,070	90,555
Total supplies inventory	528,566	565,891

Total	$1,171,594	$899,924

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

The Company’s products consist of both gold flotation concentrates which are sold to a single broker (H&H Metals (“H&H”)), and an unrefined gold-silver product known as doré which is sold to a precious metal refinery (Cascade Refining). At March 31, 2025, metals that had been sold but not finally settled included 6,768 ounces of which 1,543 ounces were sold at a predetermined price with the remaining 5,225 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three-month periods ended March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
Gold	$7,405,388	$6,121,129
Silver	31,755	24,245
Less: Smelter and refining charges	(158,607)	(246,436)
Total	$7,278,536	$5,898,938

Sales by significant product type for the three-month periods ended March 31, 2025, and 2024 were as follows:

	March 31,
	2025	2024
Concentrate sales to H&H	$7,278,536	$5,898,938
Dore sales to refinery	-	-
Total	$7,278,536	$5,898,938

At March 31, 2025 and December 31, 2024 the gold sales receivable balance of $1,833,385, and $1,578,694, respectively, consisted only of amounts due from H&H. There is no allowance for doubtful accounts.

5. Related Party Transactions

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the Consolidated Statement of Operations and for the three-month periods ended March 31, 2025 and 2024 are as follows:

March 31,
2025	2024
$7,688	$7,620

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2025 and December 31, 2024, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $1,927 and $2,892, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the Balance Sheet as Joint venture receivable.

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

	March 31, 2025	March 31, 2024
	Three-Months	Three-Months
Incremental shares included in diluted net income per share
Stock options	69,449	109,243
Stock purchase warrants	-	50,555
	69,449	159,798

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Mine Equipment	$10,230,346	$8,223,596
Accumulated Depreciation	(3,919,876)	(3,845,349)
Total Mine Equipment	6,310,470	4,378,247

Mill Equipment	8,529,039	7,580,452
Accumulated Depreciation	(2,709,346)	(2,453,673)
Total Mill Equipment	5,819,693	5,126,779

Buildings	3,068,069	2,715,931
Accumulated Depreciation	(308,915)	(295,595)
Total Buildings	2,759,154	2,420,336

Land	978,703	978,703

Total	$15,868,020	$12,904,065

9. Mineral Properties

Mineral properties at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Golden Chest
Mineral Property	$5,159,084	$5,159,084
Infrastructure	5,177,358	4,722,328
Total Golden Chest	10,336,442	9,881,412

New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Accumulated Amortization	(318,372)	(284,033)

Total	$10,994,040	$10,573,349

For the three-month periods ended March 31, 2025 and 2024, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows.

March 31, 2025	March 31, 2024
$43,387	$19,377

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable

At March 31, 2025 and December 31, 2024, notes payable are as follows:

	March 31, 2025	December 31, 2024
Mine Equipment
Monthly payments of $127,288 and $55,803 as of March 31, 2025 and December 31, 2024, respectively	$2,804,567	$962,384
Mill Equipment
Monthly payments of $15,621 and $11,498 as of March 31, 2025 and December 31, 2024, respectively	640,537	540,773
Buildings/Land
Monthly payments of $2,500 and $2,500 as of March 31, 2025 and December 31, 2024, respectively	225,437	229,582
Total notes payable	3,670,541	1,732,739
Due within one year	1,330,738	709,381
Due after one year	$2,339,803	$1,023,358

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2025 are as follows:

4/1/2025 – 3/31/2026	$1,330,738
4/1/2026 – 3/31/2027	964,215
4/1/2027 – 3/31/2028	774,268
4/1/2028 – 3/31/2029	322,314
4/1/2029 – 3/31/2030	279,006
Total	$3,670,541

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $1,346 and $1,867 for the respective three-month periods ended March 31, 2025 and 2024. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of March 31, 2025, the Company holds 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity

Stock Issuance Activity

In the first quarter of 2025 the Company issued common stock as follows:

•	Issued 3,722 shares of common stock for outstanding stock options via cashless exercises by employees.

Stock Purchase Warrants Outstanding

There was no activity in the Company’s stock purchase warrants since December 31, 2024, therefore there were no stock purchase warrants outstanding at March 31, 2025. Activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2023	289,294	$5.60-7.00
Exercised	(147,026)	$5.60
Balance March 31, 2024	142,268	$5.60-7.00
Exercised	(142,268)	$5.60-7.00
Balance December 31, 2024 and March 31, 2025	-	$-

13. Stock Options

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026 (Exhibit 10.1) The stock-based compensation expense for these options in the current period was $495,146. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follow:

Fair value	$1,901,360
Options issued	400,000
Exercise price	$11.50
Expected term (in years)	3.0
Risk-free rate	4.34%
Volatility	64.2%

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2023	477,449	$5.47
Exercised	(22,073)	$5.50
Forfeited	(10,144)	$5.50
Balance March 31, 2024	445,232	$5.47
Exercised	(354,517)	$5.53
Forfeited	(13,715)	$5.52
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(6,000)	$5.25
Outstanding at March 31, 2025	471,000	$10.55

In the first quarter of 2025, 6,000 options were exchanged for 3,722 shares in cashless exercises by employees. The intrinsic value of these options was $51,476. At March 31, 2025, outstanding stock options have a weighted average remaining term of approximately 2.44 years and have an intrinsic value of $1,773,200.

14. Subsequent Events

Subsequent to March 31, 2025:

•	380,000 shares of common stock have been issued for net proceeds of $6,246,713.
•	11,000 stock options were exchanged for 7,658 shares of common stock in cashless exercises by employees.

Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s forward-looking statements include current expectations and projections about future results, performance, results of litigation, prospects and opportunities, including reserves and other mineralization. The Company has tried to identify these forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “feel,” “plan,” “estimate,” “project,” “forecast” and similar expressions. These forward-looking statements are based on information currently available to the Company and are expressed in good faith and believed to have a reasonable basis. However, these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A.–Risk Factors in the Company’s 2024 Form 10-K and in Part II, Item 1.A.-Risk Factors in this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to Idaho Strategic or to persons acting on the Company’s behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Estimates

The Company has, besides its estimates of the amount of depreciation on its assets, two critical accounting estimates. The ounces of gold contained in process and concentrate inventory is based on assays taken at the time the ore is processed and the ounces of gold contained in shipped concentrate which is based upon assays taken prior to shipment, however, subject to final assays at the refinery, these shipments are also subject to the fluctuation in gold prices between shipment date and estimated and actual final settlement date. Also, the reclamation bond obligation on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased.

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in the Company’s concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2025, metals that had been sold but not finally settled included 6,768 ounces of which 1,543 ounces were sold at a predetermined price with the remaining 5,225 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased. At March 31, 2025 the Company reviewed its December 31, 2024 estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations are ceased. The March 31, 2025 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that it would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Highlights during the first quarter of 2025 include:

REE Exploration

•	During the quarter the Company announced its REE exploration plans for the 2025 field season.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 11,400 tonnes with all of the tonnage coming from H-Vein stopes.

•

A total of 176 meters of exploration drifting were completed during the first quarter. Once that was complete, the development crews moved to the Main Access Ramp (“MAR”) and completed 77 meters of ramping and started a ventilation/escapeway raise. A total of 3,430 cubic meters of backfilling was also completed during the quarter.

•

For the quarter ended March 31, 2025, a total of 11,337 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey Mill with a flotation feed head grade of 8.67 gpt gold and gold recovery of 91.7%.

•

Significant progress was made at the New Jersey Mill in the construction of the new tailings filtration circuit which was 80% complete at the end of the first quarter. Commissioning of the tailings filtration circuit will take place in the second quarter.

•

An exploration program consisting of primarily surface core drilling was continued during the first quarter. A total of 4,230 meters of drilling was completed on various targets including the Paymaster, the Jumbo, and the H-vein.. Underground drilling was restarted near the end of quarter with drilling focused on exploring the Klondike area and targeting the newly found Red Star zone and northerly projections of the H-vein.

Results of Operations

Idaho Strategic’s financial performance during the quarter is summarized below:

•

Revenue increased 23.4% to $7,278,536 from $5,898,938 for the three-month periods ended March 31, 2025 and 2024 respectively. The increase in revenue was due to the increased average gold price realized on ounces sold which was $1,968.28 in the first quarter of 2024 and $2,848.74 in the first quarter of 2025.

•	Gross profit as a percentage of sales increased slightly from 48.1% in the first quarter of 2024 to 50.8% in the first quarter of 2025.

•

Exploration expense increased significantly in the first quarter of 2025 when compared to the same period in the prior year due to core drilling that ran through the entire first quarter this year versus none in the first quarter last year. This quarterly exploration expense is expected to continue, and may increase, throughout the remainder of 2025 as the Company continues to invest in the future of the Golden Chest and advance other exploration properties.

•

Operating income for the three-month period ended March 31, 2025 was $1,401,254 which is a decrease of $740,719 from operating income of $2,141,973 in the first quarter of 2024. The decrease is due to the increase in exploration expense when compared to the three-month period ended March 31, 2024.

•

Other income increased $176,756 from income of $13,841 in the first quarter of 2024, to income of $190,597 in the same period in 2025. The increase was from increased interest income and gains on US treasuries from the company’s short term investment account which was not in place yet in the first quarter of 2024.

•

Net income for the three-month period ended March 31, 2025 was $1,591,851 compared to $2,155,814 in 2024. The decrease in net income is due to the large increase in exploration expense, as well as the stock-based compensation expense of $495,146 in this period and none in the same period in 2024.

16

•

The consolidated net income for the three-month periods ended March 31, 2025 and 2024 included non-cash charges as follows: depreciation and amortization of $549,621 ($501,788 in 2024), loss on sale of equipment of $239,898 ($4,409 in 2024), accretion of asset retirement obligation of $4,887 ($4,575 in 2024), loss on investment in equity securities of $0 ($453 in 2024), equity income on investment in Buckskin of $1,346 ($1,867 in 2024), and stock-based compensation expense of $495,146 (none in 2024).

•	Cash cost per ounce for the three-month period ended March 31, 2025 remained flat compared to the same period in 2024 as the Company continues to stay diligent in keeping production costs low.

•

All in sustaining cost per ounce increased during the three-month period ended March 31, 2025 compared to the same period in 2024 due to an increase in exploration costs from underground and surface drilling at the Golden Chest Mine. Adjusted all in sustaining costs without exploration expenses were $993.74 and $1,115.11 per ounce for the three-month periods ended March, 31 2025 and 2024, respectively.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and all in sustaining costs per ounce for the Company’s gold production in the three-month periods ended March 31, 2025, and 2024.

Cash cost per ounce is an important operating measure that is utilized to measure operating performance. AISC per ounce is an important measure that is utilized to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all of the expenditures incurred to discover, develop, and sustain gold production. During 2024, the Company changed the way sustaining capital is calculated to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change.

	March 31,
	2025	2024
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$3,580,450	$3,060,701
Less depreciation, depletion, amortization and stock-based compensation	(854,755)	(501,788)
Change in inventory	(271,670)	79,845
Cash Cost	$2,454,025	$2,638,758
Exploration	1,371,433	267,848
Less REE exploration costs	(103,672)	(87,145)
Sustaining capital	624,244	682,827
General and administrative	237,018	160,663
Less stock-based compensation and other non-cash items	(433,451)	(7,570)
AISC	$4,149,597	$3,655,381
Divided by ounces produced	2,900	3,116
Cash cost per ounce	$846.22	$846.84
AISC per ounce	$1,430.90	$1,173.10

Financial Condition and Liquidity

	For the Three-Months Ended March 31,
Net cash provided (used) by:	2025	2024
Operating activities	$2,409,589	$2,579,853
Investing activities	(1,993,128)	(1,004,815)
Financing activities	(217,238)	1,433,420
Net change in cash and cash equivalents	199,223	3,008,458
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$1,306,124	$5,295,457

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2025, the Company’s President, who also serves as Chief Executive Officer and Vice President, who also serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of March 31, 2025, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In the first quarter of 2025, 3,722 shares of common stock were issued for outstanding stock options via cashless exercise.

In the first quarter of 2024, 147,026 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $823,346. 5,357 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $29,999 and 5,887 shares of common stock were issued for outstanding stock options via cashless exercise.

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
10.1

Registrant’s Grant of Options to Employees and Directors of the Company dated January 15, 2025, incorporated herein by reference to the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 17, 2025.

19*	Insider trading policy
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its: President and Chief Executive Officer
Date May 8, 2025

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: May 8, 2025

