Form 10-Q
period 2025-06-30
Idaho Strategic Resources, Inc.
filed 2025-08-07
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2025, 14,505,392 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,444,476	$1,106,901
Investments in US treasury notes	10,611,794	7,775,193
Gold sales receivable	2,641,438	1,578,694
Inventories	1,120,993	899,924
Joint venture receivable	1,108	2,892
Other current assets	366,137	378,469
Total current assets	17,185,946	11,742,073

Property, plant and equipment, net of accumulated depreciation	16,289,024	12,904,065
Mineral properties, net of accumulated amortization	11,598,167	10,573,349
Investment in Buckskin Gold and Silver, Inc	342,623	341,436
Investment in joint venture	435,000	435,000
Investments in US treasury notes, non-current	11,082,224	7,208,930
Reclamation bond	330,110	249,110
Deposits	436,166	567,667
Total assets	$57,699,260	$44,021,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,535,858	$1,006,078
Accrued payroll and related payroll expenses	570,525	564,090
Notes payable, current portion	1,254,269	709,381
Total current liabilities	3,360,652	2,279,549

Asset retirement obligations	315,264	305,409
Notes payable, long term	2,025,399	1,023,358
Total long-term liabilities	2,340,663	1,328,767

Total liabilities	5,701,315	3,608,316

Commitments Note 5	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2025-14,058,339 and December 31, 2024- 13,665,058 shares issued and outstanding	53,296,323	46,059,318
Accumulated deficit	(3,997,516)	(8,373,953)
Total Idaho Strategic Resources, Inc stockholders’ equity	49,298,807	37,685,365
Non-controlling interest	2,699,138	2,727,949
Total stockholders' equity	51,997,945	40,413,314

Total liabilities and stockholders’ equity	$57,699,260	$44,021,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six-Month Periods Ended June 30, 2025 and 2024

	June 30, 2025		June 30, 2024
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products	$9,476,739	$16,755,275	$6,125,382	$12,024,320
Total revenue	9,476,739	16,755,275	6,125,382	12,024,320

Costs of Sales:
Cost of sales and other direct production costs	3,459,215	6,490,044	2,596,027	5,154,940
Depreciation and amortization	541,738	1,091,359	455,930	957,718
Total costs of sales	4,000,953	7,581,403	3,051,957	6,112,658
Gross profit	5,475,786	9,173,872	3,073,425	5,911,662

Other operating expenses:
Exploration	2,244,761	3,616,194	620,056	887,904
Management	268,214	532,959	90,313	199,413
Professional services	153,260	336,998	84,982	239,226
General and administrative	223,735	460,753	179,456	340,119
Loss on disposal of equipment	68,942	308,840	3,022	7,431
Total other operating expenses	2,958,912	5,255,744	977,829	1,674,093
Operating income	2,516,874	3,918,128	2,095,596	4,237,569

Other (income) expense:
Equity (income) loss on investment in Buckskin Gold and Silver, Inc	159	(1,187)	1,589	(278)
Timber revenue net of costs	(2,848)	(6,704)	(6,049)	(19,406)
Loss on investment in equity securities	-	-	-	453
Interest income	(220,409)	(405,804)	(60,468)	(80,103)
Interest expense	-	-	25,602	46,167
Total other (income) expense	(223,098)	(413,695)	(39,326)	(53,167)

Net income	2,739,972	4,331,823	2,134,922	4,290,736
Net loss attributable to non-controlling interest	(27,486)	(44,614)	(22,951)	(38,246)
Net income attributable to Idaho Strategic Resources, Inc.	$2,767,458	$4,376,437	$2,157,873	$4,328,982

Net income per common share-basic	$0.20	$0.32	$0.17	$0.34

Weighted average common share outstanding-basic	14,007,582	13,837,894	12,836,205	12,674,789

Net income per common share-diluted	$0.20	$0.31	$0.17	$0.34

Weighted average common shares outstanding- diluted	14,134,531	13,939,790	12,999,717	12,850,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

For the Three and Six-Month Periods Ended June 30, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non-Controlling Interest	Stockholders’ Equity

Balance January 1, 2024	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,598	1,598
Issuance of common stock for cash, net of offering costs	127,152	847,492	-	-	847,492
Issuance of common stock for warrants exercised	147,026	823,346	-	-	823,346
Issuance of common stock for stock options exercised	5,357	29,999	-	-	29,999
Issuance of common stock for cashless stock options exercised	5,887	-	-	-	-
Net income (loss)	-	-	2,171,109	(15,295)	2,155,814
Balance March 31, 2024	12,683,037	36,664,576	(15,039,529)	2,768,800	24,393,847

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	10,647	10,647
Issuance of common stock for cash, net of offering costs	137,864	1,313,392	-	-	1,313,392
Issuance of common stock for warrants exercised	29,763	166,673	-	-	166,673
Issuance of common stock for stock options exercise	21,429	120,002	-	-	120,002
Issuance of common stock for cashless stock options exercise	86,481	-	-	-	-
Net income (loss)	-	-	2,157,873	(22,951)	2,134,922
Balance June 30, 2024	12,958,574	$38,264,643	$(12,881,656)	$2,756,496	$28,139,483

Balance January 1, 2025	13,665,058	46,059,318	(8,373,953)	2,727,949	40,413,314
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,927	1,927
Stock-based compensation	-	495,146	-	-	495,146
Issuance of common stock for cashless stock options exercised	3,722	-	-	-	-
Net income (loss)	-	-	1,608,979	(17,128)	1,591,851
Balance March 31, 2025	13,668,780	46,554,464	(6,764,974)	2,712,748	42,502,238

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	13,876	13,876
Stock-based compensation	-	495,146	-	-	495,146
Issuance of common stock for cash, net of offering costs	380,000	6,246,713	-	-	6,246,713
Issuance of common stock for cashless stock options exercise	9,559	-	-	-	-
Net income (loss)	-	-	2,767,458	(27,486)	2,739,972
Balance June 30, 2025	14,058,339	$53,296,323	$(3,997,516)	$2,699,138	$51,997,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2025 and 2024

	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,331,823	$4,290,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,091,359	957,718
Loss on disposal of equipment	308,840	7,431
Accretion of asset retirement obligation	9,855	9,226
Loss on investment in equity securities	-	453
Equity income on investment in Buckskin Gold and Silver, Inc	(1,187)	(278)
Stock-based compensation	990,292	-
Debt payments made by 3rd party	(44,951)	-
Change in operating assets and liabilities:
Gold sales receivable	(1,062,744)	(477,647)
Inventories	(221,069)	110,069
Joint venture receivable	1,784	667
Other current assets	12,332	42,939
Accounts payable and accrued expenses	529,780	248,611
Accrued payroll and related payroll expenses	6,435	19,517
Net cash provided by operating activities	5,952,549	5,209,442

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,436,596)	(583,841)
Deposits on equipment	(62,600)	(345,907)
Proceeds from sale of equipment	90,400	-
Additions to mineral property	(1,112,712)	(960,388)
Purchase of US treasury notes	(6,709,895)	(6,309,340)
Proceeds from sale of investment in equity securities	-	5,196
Purchase of reclamation bond	(81,000)	(5,000)
Net cash used by investing activities	(10,312,403)	(8,199,280)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	6,246,713	2,160,884
Proceeds from issuance of common stock for warrants exercised	-	990,019
Proceeds from issuance of common stock for stock options exercised	-	150,001
Principal payments on notes payable	(565,087)	(795,530)
Contributions from non-controlling interest	15,803	12,245
Net cash provided by financing activities	5,697,429	2,517,619

Net change in cash and cash equivalents	1,337,575	(472,219)
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$2,444,476	$1,814,780

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$194,101	$30,719
Notes payable for equipment purchase	$2,156,967	$559,752
Note payable for mineral property purchase	$-	$650,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. Management estimates that the effective tax rate expected for the full year ended December 31, 2025 will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the six month period ended June 30, 2025.

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

Revenue Recognition

Gold Revenue Recognition and Receivables-Sales of gold sold directly to customers are recorded as revenues and receivables upon completion of the performance obligations and transfer of control of the product to the customer. For concentrate sales, the performance obligation is met, the transaction price can be reasonably estimated, and revenue is recognized generally at the time of shipment at estimated forward prices for the anticipated month of settlement. Due to the time elapsed from shipment to the customer and the final settlement with the customer, prices at which sales of concentrates will be settled are estimated. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. The Company obtains the forward metals prices used for each period from Kitco For sales of doré and metals from doré, the performance obligation is met, the transaction price is known, and revenue is recognized at the time of transfer of control of the agreed-upon metal quantities to the customer by the refiner.

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

Amortization of development costs is calculated using the units-of-production method over the expected life as per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-4. This includes the cost to define proven and probable reserves and measured and indicated resources accessible via the Main Access Ramp (“MAR”). Measured resources are 90-100% interpolated, and indicated resources 75-80% interpolated, using a 2 grams per tonne gold cut-off grade at the diluted minimum mining width. Conservative estimation parameters (three samples within 25 meters for measured, two within 50 meters for indicated) and economic factors ensure viability. Inferred resources are excluded to reduce uncertainty, and therefore, the volumes are risk-adjusted. Assumptions are regularly evaluated, with material deviations disclosed to ensure a systematic and rational cost allocation. More information on the Company’s reserves and resources can be found in the Technical Report Summary For the Golden Chest Mine which was included as Exhibit 96.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2025 and December 31, 2024, the Company had no assets or liabilities that required measurement at fair value on a recurring basis other than its gold sales receivable.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the condensed consolidated statements of operations. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At June 30, 2025, and December 31, 2024, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At June 30, 2025 and December 31, 2024, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	June 30, 2025			December 31, 2024
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on net income or stockholders’ equity as previously reported. Cash flows were reclassified due to the US treasury notes.

Investments in US Treasury Notes

The Company holds short term investments in United States Treasury notes and are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are stated at cost, adjusted for unamortized purchase premiums and discounts and are amortized using the interest method over the stated terms of the securities. Amortization of the premium or discount is included in interest income on the condensed consolidated statement of operations.

Segment Reporting

The Company operates as a single operating segment. All financial information is presented on a consolidated basis and reviewed by the Company’s Chief Executive Officer as the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income, as presented in the condensed consolidated statement of operations, to assess segment performance and allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. The Company and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company does not believe there will be an impact from this update on its condensed consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine the impact on its condensed consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at June 30, 2025 and December 31, 2024.

June 30, 2025
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current (Matures within 1 year)	$10,611,794	$25,206	$-	$10,637,000
US Treasury notes, non-current (Matures in 1-5 years)	11,082,224	114,776	-	11,197,000
Total	$21,694,018	$139,982	$-	$21,834,000

December 31, 2024
US Treasury notes, current (Matures within 1 year)	$7,775,193	$30,807	$-	$7,806,000
US Treasury notes, non-current (Matures in 1-5 years)	7,208,930	72,070	-	7,281,000
Total	$14,984,123	$102,877	$-	$15,087,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

3. Inventories

At June 30, 2025 and December 31, 2024, the Company’s inventories consisted of the following:

	June 30, 2025	December 31, 2024
Concentrate inventory:
Finished goods	$513,580	$334,033
Total concentrate inventory	513,580	334,033

Supplies inventory:
Mine parts and supplies	470,214	475,336
Mill parts and supplies	137,199	90,555
Total supplies inventory	607,413	565,891

Total	$1,120,993	$899,924

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

The Company’s products consist of both gold flotation concentrates which are sold to a single broker (H&H Metals (“H&H”)), and an unrefined gold-silver product known as doré which is sold to a precious metal refinery (Cascade Refining). At June 30, 2025, gold concentrate that had been sold but not finally settled included 9,244 ounces of gold of which 2,258 ounces were sold at a predetermined price with the remaining 6,986 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and six-month periods ended June 30, 2025 and 2024 were as follows:

	June 30, 2025		June 30, 2024
	Three Months	Six Months	Three Months	Six Months
Gold	$9,588,879	$16,994,267	$6,285,048	$12,410,268
Silver	44,454	76,209	27,596	54,985
Less: Smelter and refining charges	(156,594)	(315,201)	(187,262)	(440,933)
Total	$9,476,739	$16,755,275	$6,125,382	$12,024,320

Sales by significant product type for the three and six-month periods ended June 30, 2025, and 2024 were as follows:

	June 30, 2025		June 30, 2024
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$9,476,739	$16,755,275	$5,852,389	$11,751,327
Dore sales to refinery	-	-	272,993	272,993
Total	$9,476,739	$16,755,275	$6,125,382	$12,024,320

At June 30, 2025 and December 31, 2024 the gold sales receivable balance of $2,641,438, and $1,578,694, respectively, consisted only of amounts due from H&H. There is no allowance for doubtful accounts.

5. Related Party Transactions

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the condensed consolidated statement of operations and for the three and six-month periods ended June 30, 2025 and 2024 are as follows:

June 30, 2025		June 30, 2024
Three Months	Six Months	Three Months	Six Months
$7,688	$15,376	$7,688	$15,308

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the condensed consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2025 and December 31, 2024, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $1,108 and $2,892, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the condensed consolidated balance sheet as Joint venture receivable.

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

7. Earnings per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2025 and 2024.

	June 30, 2025		June 30, 2024
	Three Months	Six Months	Three Months	Six Months
Net income	$2,739,972	$4,331,823	$2,134,922	$4,290,736
Weighted average shares-basic	14,007,582	13,837,894	12,836,205	12,674,789
Effect of dilutive potential common shares from stock options	126,949	101,896	125,446	129,410
Effect of dilutive potential common shares from warrants	-	-	38,066	46,550
Weighted average shares-diluted	14,134,531	13,939,790	12,999,717	12,850,749
Net income per share-basic	$0.20	$0.32	$0.17	$0.34
Net income per share-diluted	$0.20	$0.31	$0.17	$0.34

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Mine Equipment	$10,461,808	$8,223,596
Accumulated Depreciation	(4,092,648)	(3,845,349)
Total Mine Equipment	6,369,160	4,378,247

Mill Equipment	9,069,657	7,580,452
Accumulated Depreciation	(2,899,653)	(2,453,673)
Total Mill Equipment	6,170,004	5,126,779

Buildings	3,111,516	2,715,931
Accumulated Depreciation	(340,359)	(295,595)
Total Buildings	2,771,157	2,420,336

Land	978,703	978,703

Total	$16,289,024	$12,904,065

For the three and six-month periods ended June 30, 2025 and 2024, depreciation expense for property, plant, and equipment was as follows.

June 30, 2025		June 30, 2024
Three Months	Six Months	Three Months	Six Months
$488,183	$1,003,465	$431,598	$908,223

9. Mineral Properties

Mineral properties at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Golden Chest
Mineral Property	$5,159,084	$5,159,084
Infrastructure	5,835,040	4,722,328
Total Golden Chest	10,994,124	9,881,412

New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Accumulated Amortization	(371,927)	(284,033)

Total	$11,598,167	$10,573,349

For the three and six-month periods ended June 30, 2025 and 2024, amortization expense for mineral properties was as follows.

June 30, 2025		June 30, 2024
Three Months	Six Months	Three Months	Six Months
$53,555	$87,894	$24,332	$49,495

For the three and six-month periods ended June 30, 2025 and 2024, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows.

June 30, 2025		June 30, 2024
Three Months	Six Months	Three Months	Six Months
$52,552	$95,939	$23,797	$43,174

10. Notes Payable

At June 30, 2025 and December 31, 2024, notes payable are as follows:

	June 30, 2025	December 31, 2024
Mine Equipment
Monthly payments of $107,574 and $55,803 as of June 30, 2025 and December 31, 2024, respectively	$2,451,508	$962,384
Mill Equipment
Monthly payments of $15,621 and $11,498 as of June 30, 2025 and December 31, 2024, respectively	606,299	540,773
Buildings/Land
Monthly payments of $2,500 and $2,500 as of June 30, 2025 and December 31, 2024, respectively	221,861	229,582
Total notes payable	3,279,668	1,732,739
Due within one year	1,254,269	709,381
Due after one year	$2,025,399	$1,023,358

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2025 are as follows:

7/1/2025 – 6/30/2026	$1,254,269
7/1/2026 – 6/30/2027	1,022,795
7/1/2027 – 6/30/2028	511,630
7/1/2028 – 6/30/2029	331,468
7/1/2029 – 6/30/2030	159,506
Total	$3,279,668

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in a change in equity from the loss of $159 and income of $1,187 for the respective three and six-month periods ended June 30, 2025 and a loss of $1,589 and income of $278 for the respective three and six-month periods ended June 30, 2024. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of June 30, 2025, the Company holds 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Stockholders’ Equity

Stock Issuance Activity

In the first six months of 2025 the Company issued common stock as follows:

•	Sold 380,000 shares of common stock at an average price of $16.95 per share for net proceeds of $6,246,713.
•	Issued 13,281 shares of common stock for outstanding stock options via cashless exercises by employees.

Stock Purchase Warrants Outstanding

There was no activity in the Company’s stock purchase warrants since December 31, 2024, therefore there were no stock purchase warrants outstanding at June 30, 2025. Activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2023	289,294	$5.60-7.00
Exercised	(147,026)	$5.60
Balance March 31, 2024	142,268	$5.60-7.00
Exercised	(29,763)	$5.60
Balance June 30, 2024	112,505	$5.60-7.00
Exercised	(112,505)	$5.60-7.00
Balance December 31, 2024 and June 30, 2025	-	$-

13. Stock Options

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026. The stock-based compensation expense recognized for these options for the three and six-month periods ended June 30, 2025 was $495,146 and $990,292, respectively. Future expense for this stock option grant will be $257,476 for Q3 and Q4 2025 each, $138,641 for Q1 and Q2 2026 each, and $59,418 for Q3 and Q4 2026 each. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

Fair value	$1,901,360
Options issued	400,000
Exercise price	$11.50
Expected term (in years)	3.0
Risk-free rate	4.34%
Volatility	64.2%

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(20,000)	$5.25
Outstanding at June 30, 2025	457,000	$10.71

In the three and six-month periods ended June 30, 2025, 14,000 options were exchanged for 9,559 shares, and 20,000 options were exchanged for 13,281 shares, respectively, in cashless exercises by employees. The intrinsic value of these options was $160,355 and $211,831 for the three and six-month periods ended June 30, 2025, respectively. At June 30, 2025, outstanding stock options have a weighted average remaining term of approximately 2.25 years and have an intrinsic value of $1,084,250.

14. Subsequent Events

Subsequent to June 30, 2025:

•	399,687 shares of common stock have been issued for net proceeds of $7,045,108.
•	Issued 9,500 shares of common stock upon the exercise of outstanding stock options for $56,750.
•	Issued 37,866 shares of common stock upon the exercise of 68,250 outstanding stock options in cashless exercises by employees.

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

Critical Accounting Estimates

The Company has three critical accounting estimates. The ounces of gold contained in process and concentrate inventory is based on assays taken at the time the ore is processed and the ounces of gold contained in shipped concentrate which is based upon assays taken prior to shipment, however, subject to final assays at the refinery, these shipments are also subject to the fluctuation in gold prices between shipment date and estimated and actual final settlement date. Additionally, the reclamation bond obligation on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased. Finally, the amortization of development costs at the Golden Chest Mine is based on an estimate of reserves and measured and indicated resources calculated annually by the Company’s mine engineers.

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in the Company’s concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At June 30, 2025, metals that had been sold but not finally settled included 9,244 ounces of which 2,258 ounces were sold at a predetermined price with the remaining 6,986 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased. At June 30, 2025 the Company reviewed its December 31, 2024 estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations are ceased. The June 30, 2025 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that it would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Amortization of development costs is calculated using the units-of-production method over the expected life as per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360-10-35-4. This includes the cost to define proven and probable reserves and measured and indicated resources accessible via the Main Access Ramp (“MAR”). Measured resources are 90-100% interpolated, and indicated resources 75-80% interpolated, using a 2 grams per tonne gold cut-off grade at the diluted minimum mining width. Conservative estimation parameters (three samples within 25 meters for measured, two within 50 meters for indicated) and economic factors ensure viability. Inferred resources are excluded to reduce uncertainty, and therefore, the volumes are risk-adjusted. Assumptions are regularly evaluated, with material deviations disclosed to ensure a systematic and rational cost allocation. More information on the Company’s reserves and resources can be found in the Technical Report Summary For the Golden Chest Mine which was included as Exhibit 96.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2025.

Highlights during the second quarter of 2025 include:

REE Exploration

•	During the quarter the Company executed a long-term lease agreement for the mineral claims comprising approximately 1,500 acres of various in-holdings within the Company’s Mineral Hill and Lemhi Pass REE projects. Key prospects covered by the mineral claims leased by the Company include Cardinal (Mineral Hill), Lucky Horseshoe (Lemhi Pass, Idaho), Silver Queen (Lemhi Pass, Idaho), Last Chance (Lemhi Pass, Montana), Trapper (Lemhi Pass, Montana), and other prospects.
•	The Company announced the signing of a Memorandum of Understanding with Clean Core Thorium Energy, Inc. (“CCTE”) to evaluate the feasibility of thorium mining, processing, and fuel fabrication the facilitate a “Made in America” thorium-based nuclear fuel supply chain utilizing thorium from the Company’s Lemhi Pass project and CCTE’s ANEEL fuel- an advanced nuclear fuel comprised of thorium and high assay low-enriched uranium for use in existing nuclear reactors.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 10,240 tonnes with all of the tonnage coming from H-Vein stopes.
•	During the quarter, a total of 92 meters of development was completed in the MAR while most of the development effort was spent driving attack ramps to the 754 and 742 stopes. A total of 3,460 cubic meters of backfilling was completed during the quarter and operational improvements made by the miners significantly reduced the time to fill a stope from 20 shifts to 10 shifts. Four boreholes designed to deliver paste backfill from the surface to various areas within the mine were completed during the quarter as work continued on the paste backfill plant.
•	For the quarter ended June 30, 2025, a total of 10,240 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey Mill with a flotation feed head grade of 9.97 gpt gold and gold recovery of 92.6%.
•	The construction of the tailings filtration circuit at the New Jersey Mill was completed and commissioning of the circuit was also completed. The haulage of tailings back to the Golden Chest mine commenced in the second quarter as well.
•	An exploration program consisting of surface and underground core drilling was continued during the second quarter at the Golden Chest and a surface core drilling program commenced in the Murray Gold Belt. A total of 2,176 meters of drilling was completed at the Golden Chest targeting the Paymaster, the Red Star, and the H-vein. A total of 1,687 meters of drilling was completed in the Murray Gold Belt targeting two prospects, the Buckskin and the King Mine.
•	The Company completed its first core drilling program at the Eastern Star project near Elk City, Idaho. A total of 1,956 meters were drilled in April and May targeting three areas, the Carter, the Bema Zone, and the Alberta. Quartz veining was intercepted in many of the holes with assays pending from the laboratory, and some core remaining to be logged.

Results of Operations

Idaho Strategic’s financial performance during the quarter is summarized below:

•	Revenue increased 54.7% for the three-month period ended June 30, 2025 when compared to the same period in the prior year. For the six-month period ended June 30, 2025, revenue increased 39.3% when compared to the same period in the prior year. The increase in revenue for both the three and six-month periods was due to the increased average gold price realized on ounces sold which was $3,223.38 for the three-month period and $3,049.19 for the six-month period ended June 30,2025. For the three and six-month periods ended June 30, 2024 it was $2,043.84 and $2,102.89, respectively.
•	Gross profit as a percentage of sales increased slightly from 50.2% in the three-month period ended June 30, 2024 to 57.8% in the three-month period ended June 30, 2025. When comparing the six-month periods ended June 30, 2025 and 2024 gross profit as a percentage of sales increased from 49.2% to 54.8%.
•	Exploration expense increased $1,624,705 and $2,728,290 when comparing the three and six-month periods ended June 30, 2025 and 2024, respectively. The increase is due to increased core drilling activity this year compared to last. This quarterly exploration expense is expected to continue, and may increase, throughout the remainder of 2025 as the Company continues to invest in the future of the Golden Chest and advance other exploration properties.

•	Operating income for the three-month period ended June 30, 2025 was $2,516,874 which is an increase of 20.1% from the same period in 2024. Operating income for the six-month period ended June 30, 2025 was $3,918,128 which is a decrease of 7.5%. The small increase in the three-month period and decrease in the six-month period is due to the planned increase in exploration expense this year compared to last.
•	Other income increased $183,772 and $360,528 for the three and six-month periods ended June 30, 2025, respectively, when compared to the same periods in the prior year. The increase was from increased interest income and gains on US treasuries from the company’s short term investment account which was opened mid Q2 2024.
•	Net income for the three-month period ended June 30, 2025 was $2,739,972 which is a 28.3% increase compared to the same period in 2024. Net income for the six-month period ended June 30, 2025 was $4,331,823 which is a 1.0% increase compared to the same period in 2024. The small increase in net income is due to the large increase in exploration expense, as well as the stock-based compensation expense of $495,146 and $990,292 in the three and six-month periods ended June 30, 2025 and none in the same periods in 2024.
•	The consolidated net income for the six-month periods ended June 30, 2025 and 2024 included non-cash charges as follows: depreciation and amortization of $1,091,359 ($957,718 in 2024), loss on sale of equipment of $308,840 ($7,431 in 2024), accretion of asset retirement obligation of $9,855 ($9,226 in 2024), loss on investment in equity securities of $0 ($453 in 2024), equity income on investment in Buckskin of $1,187 ($278 in 2024), and stock-based compensation expense of $990,292 (none in 2024).
•	Cash cost per ounce for the three and six-month periods ended June 30, 2025 increased $160.01 and $82.75 per ounce, respectively, compared to the same periods in 2024.
•	All in sustaining cost per ounce increased during the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 due to an increase in exploration costs from underground and surface drilling at the Golden Chest Mine as well as increased exploration costs across many of the Company’s projects. Adjusted all in sustaining costs without exploration expenses were $1,313.31 and $1,156.50 per ounce for the three and six-month periods ended June 30, 2025, respectively and $1,197.99 and $1,155.08 for the three and six-month periods ended June 30, 2024, respectively.

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and AISC per ounce for the Company’s gold production in the three and six-month periods ended June 30, 2025, and 2024.

Cash cost per ounce is an important operating measure that is utilized to measure operating performance. AISC per ounce is an important measure that is utilized to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all of the expenditures incurred to discover, develop, and sustain gold production. During 2024, the Company changed the way sustaining capital is calculated to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change. Idaho Strategic calculates sustaining capital by including depreciation and amortization as an estimate of property, plant, and equipment wear and tear necessary to maintain production capacity, plus Golden Chest capitalized development costs, net of current period amortization, to reflect expenses for sustaining mine access and gold production.

	June 30, 2025		June 30, 2024
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation and amortization	$4,000,953	$7,581,403	$3,051,957	$6,112,658
Less depreciation, depletion, amortization and stock-based compensation	(846,872)	(1,701,627)	(455,930)	(957,718)
Change in concentrate inventory	50,601	(221,069)	30,224	110,069
Cash Cost	$3,204,682	$5,658,707	$2,626,251	$5,265,009
Exploration	2,244,761	3,616,194	620,056	887,904
Less REE exploration costs	(236,790)	(340,462)	(70,381)	(157,526)
Sustaining capital	788,722	1,412,966	681,321	1,364,148
General and administrative	223,735	460,753	179,456	340,119
Less stock-based compensation and other non-cash items	(264,081)	(697,532)	(9,262)	(16,832)
AISC	$5,961,029	$10,110,626	$4,027,441	$7,682,822
Divided by ounces produced	3,010	5,910	2,903	6,019
Cash cost per ounce	$1,064.68	$957.48	$904.67	$874.73
AISC per ounce	$1,980.41	$1,710.77	$1,387.34	$1,276.43

Financial Condition and Liquidity

	For the Six-Months Ended June 30,
Net cash provided (used) by:	2025	2024
Operating activities	$5,952,549	$5,209,442
Investing activities	(10,312,403)	(8,199,280)
Financing activities	5,697,429	2,517,619
Net change in cash and cash equivalents	1,337,575	(472,219)
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$2,444,476	$1,814,780

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2025, the Company’s President, who serves as Chief Executive Officer, and the Company’s Vice President, who serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of June 30, 2025, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

In the second quarter of 2025, 9,559 shares of common stock were issued in exchange for outstanding stock options via cashless exercises by employees.

During the second quarter of 2024, 29,763 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $166,673. 21,429 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $120,002 and 86,481 shares of common stock were issued for outstanding stock options via cashless exercises by employees.

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
Date August 7, 2025

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: August 7, 2025

29