Form 10-Q
period 2025-09-30
Idaho Strategic Resources, Inc.
filed 2025-11-12
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 1, 2025, 15,592,374 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,783,684	$1,106,901
Investments in US treasury notes	24,875,952	7,775,193
Gold sales receivable	4,681,053	1,578,694
Inventories	846,561	899,924
Joint venture receivable	171	2,892
Other current assets	817,523	378,469
Total current assets	35,004,944	11,742,073

Property, plant and equipment, net of accumulated depreciation	17,650,021	12,904,065
Mineral properties, net of accumulated amortization	12,349,137	10,573,349
Investment in Buckskin Gold and Silver, Inc	343,812	341,436
Investment in joint venture	435,000	435,000
Investments in US treasury notes, non-current	16,547,298	7,208,930
Reclamation bond	350,220	249,110
Deposits	433,391	567,667
Total assets	$83,113,823	$44,021,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,314,366	$1,006,078
Accrued payroll and related payroll expenses	567,410	564,090
Notes payable, current portion	1,214,226	709,381
Total current liabilities	4,096,002	2,279,549

Asset retirement obligations	320,316	305,409
Notes payable, long term	1,749,215	1,023,358
Total long-term liabilities	2,069,531	1,328,767

Total liabilities	6,165,533	3,608,316

Commitments Note 5	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; September 30, 2025-15,089,600 and December 31, 2024- 13,665,058 shares issued and outstanding	75,286,157	46,059,318
Accumulated deficit	(1,022,958)	(8,373,953)
Total Idaho Strategic Resources, Inc stockholders’ equity	74,263,199	37,685,365
Non-controlling interest	2,685,091	2,727,949
Total stockholders' equity	76,948,290	40,413,314

Total liabilities and stockholders’ equity	$83,113,823	$44,021,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine-Month Periods Ended September 30, 2025 and 2024
	September 30, 2025		September 30, 2024
	Three Months	Nine Months	Three Months	Nine Months

Revenue:
Sales of products	$11,081,272	$27,836,547	$6,153,287	$18,177,607
Total revenue	11,081,272	27,836,547	6,153,287	18,177,607

Costs of Sales:
Cost of sales and other direct production costs	3,430,799	9,920,843	2,670,417	7,825,357
Depreciation and amortization	603,068	1,694,427	485,514	1,443,232
Total costs of sales	4,033,867	11,615,270	3,155,931	9,268,589
Gross profit	7,047,405	16,221,277	2,997,356	8,909,018

Other operating expenses:
Exploration	3,898,320	7,514,514	1,185,460	2,073,364
Management	199,064	732,023	92,967	292,380
Professional services	125,306	462,304	81,663	320,889
General and administrative	230,745	691,498	203,732	543,851
(Gain) loss on disposal of equipment	-	308,840	(6,000)	1,431
Total other operating expenses	4,453,435	9,709,179	1,557,822	3,231,915
Operating income	2,593,970	6,512,098	1,439,534	5,677,103

Other (income) expense:
Equity income on investment in Buckskin Gold and Silver, Inc	(1,189)	(2,376)	(1,301)	(1,579)
Timber revenue net of costs	(2,026)	(8,730)	-	(19,406)
Loss on investment in equity securities	-	-	-	453
Interest income	(363,155)	(768,959)	(167,801)	(247,904)
Interest expense	-	-	37,128	83,295
Total other (income) expense	(366,370)	(780,065)	(131,974)	(185,141)

Net income	2,960,340	7,292,163	1,571,508	5,862,244
Net loss attributable to non-controlling interest	(14,218)	(58,832)	(14,772)	(53,018)
Net income attributable to Idaho Strategic Resources, Inc.	$2,974,558	$7,350,995	$1,586,280	$5,915,262

Net income per common share-basic	$0.20	$0.52	$0.12	$0.46

Weighted average common share outstanding-basic	14,683,682	14,122,921	13,111,073	12,821,279

Net income per common share-diluted	$0.20	$0.51	$0.12	$0.45

Weighted average common shares outstanding- diluted	14,883,530	14,283,908	13,259,638	13,012,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the Three and Nine-Month Periods Ended September 30, 2025 and 2024
	Common Stock Shares	Common Stock Amount	Accumulated Deficit Attributable to Idaho Strategic Resources, Inc	Non- Controlling Interest	Stockholders’ Equity

Balance January 1, 2024	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	12,245	12,245
Issuance of common stock for cash, net of offering costs	265,016	2,160,884	-	-	2,160,884
Issuance of common stock for warrants exercised	176,789	990,019	-	-	990,019
Issuance of common stock for stock options exercised	26,786	150,001	-	-	150,001
Issuance of common stock for cashless stock options exercised	92,368	-	-	-	-
Net income (loss)	-	-	4,328,982	(38,246)	4,290,736
Balance June 30, 2024	12,958,574	38,264,643	(12,881,656)	2,756,496	28,139,483

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	855	855
Issuance of common stock for cash, net of offering costs	399,858	5,271,332	-	-	5,271,332
Issuance of common stock for warrants exercised	47,027	263,351	-	-	263,351
Issuance of common stock for stock options exercised	23,216	130,010	-	-	130,010
Issuance of common stock for cashless stock options exercised	34,030	-	-	-	-
Net income (loss)	-	-	1,586,280	(14,772)	1,571,508
Balance September 30, 2024	13,462,705	$43,929,336	$(11,295,376)	$2,742,579	$35,376,539

Balance January 1, 2025	13,665,058	46,059,318	(8,373,953)	2,727,949	40,413,314
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	15,803	15,803
Stock-based compensation	-	990,292	-	-	990,292
Issuance of common stock for cash, net of offering costs	380,000	6,246,713	-	-	6,246,713
Issuance of common stock for cashless stock options exercised	13,281	-	-	-	-
Net income (loss)	-	-	4,376,437	(44,614)	4,331,823
Balance June 30, 2025	14,058,339	53,296,323	(3,997,516)	2,699,138	51,997,945

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	171	171
Stock-based compensation	-	257,476	-	-	257,476
Issuance of common stock for cash, net of offering costs	957,758	21,576,548	-	-	21,576,548
Issuance of common stock for stock options exercised	24,500	155,810	-	-	155,810
Issuance of common stock for cashless stock options exercised	49,003	-	-	-	-
Net income (loss)	-	-	2,974,558	(14,218)	2,960,340
Balance September 30, 2025	15,089,600	$75,286,157	$(1,022,958)	$2,685,091	$76,948,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine-Month Periods Ended September 30, 2025 and 2024
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,292,163	$5,862,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,694,427	1,443,232
Loss on disposal of equipment	308,840	1,431
Accretion of asset retirement obligation	14,907	13,954
Loss on investment in equity securities	-	453
Equity income on investment in Buckskin Gold and Silver, Inc	(2,376)	(1,579)
Write down of reclamation bond	-	300
Stock-based compensation	1,247,768	-
Gain from debt payments made by 3rd party	(44,951)	-
Amortization of discount on US treasury notes	18,832	278
Change in operating assets and liabilities:
Gold sales receivable	(3,102,359)	(15,184)
Inventories	53,363	(94,826)
Government grant receivable	-	(418,000)
Joint venture receivable	2,721	1,225
Other current assets	(439,054)	(168,430)
Accounts payable and accrued expenses	1,308,288	882,124
Accrued payroll and related payroll expenses	3,320	179,178
Net cash provided by operating activities	8,355,889	7,686,400

Cash flows from investing activities:
Purchases of property, plant, and equipment	(4,130,159)	(1,188,481)
Deposits on equipment	(270,381)	(923,228)
Proceeds from sale of equipment	90,400	6,000
Purchase of mineral property	(300,000)	-
Additions to mineral property	(1,623,628)	(1,126,271)
Purchase of US treasury notes	(32,719,959)	(7,310,706)
Maturity of US treasury notes	6,262,000	1,171,196
Proceeds from sale of investment in equity securities	-	5,196
Purchase of reclamation bond	(101,110)	(5,000)
Refund of reclamation bond	-	6,900
Net cash used by investing activities	(32,792,837)	(9,364,394)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	27,823,261	7,432,216
Proceeds from issuance of common stock for warrants exercised	-	1,253,370
Proceeds from issuance of common stock for stock options exercised	155,810	280,011
Principal payments on notes payable	(881,314)	(1,195,146)
Contributions from non-controlling interest	15,974	13,100
Net cash provided by financing activities	27,113,731	7,783,551

Net change in cash and cash equivalents	2,676,783	6,105,557
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$3,783,684	$8,392,556

Non-cash investing and financing activities:

Deposit on equipment applied to purchase	$404,657	$365,564
Notes payable for equipment purchase	$2,156,967	$1,148,521
Note payable for mineral property purchase	$-	$650,000

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. Management estimates that the effective tax rate expected for the full year ended December 31, 2025 will be 0% due to the Company’s cumulative loss position, historical net operating losses (“NOLs”), and other available evidence related to the Company’s ability to generate taxable income. Accordingly, there is no income tax provision or benefit for the nine-month period ended September 30, 2025.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per tonne of concentrate and price escalators. Refining, selling, and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 4 for more information on the Company’s sales of products.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At September 30, 2025 and December 31, 2024, the Company measured its gold sales receivable and investments in US treasury notes, at fair value.

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the condensed consolidated statements of operations. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At September 30, 2025, and December 31, 2024, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At September 30, 2025 and December 31, 2024, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	September 30, 2025			December 31, 2024
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2025 financial statement presentation. Reclassifications had no effect on stockholders’ equity as previously reported. Government grant income was reclassified in prior periods which had an effect on net income. Cash flows were reclassified due to the US treasury notes.

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

2. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current (Matures within 1 year)	$24,875,952	$22,048	$-	$24,898,000
US Treasury notes, non-current (Matures in 1-5 years)	16,547,298	108,702	-	16,656,000
Total	$41,423,250	$130,750	$-	$41,554,000

	December 31, 2024
US Treasury notes, current (Matures within 1 year)	$7,775,193	$30,807	$-	$7,806,000
US Treasury notes, non-current (Matures in 1-5 years)	7,208,930	72,070	-	7,281,000
Total	$14,984,123	$102,877	$-	$15,087,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

3. Inventories

At September 30, 2025 and December 31, 2024, the Company’s inventories consisted of the following:

	September 30, 2025	December 31, 2024
Concentrate inventory:
Finished goods	$256,266	$334,033
Total concentrate inventory	256,266	334,033

Supplies inventory:
Mine parts and supplies	457,165	475,336
Mill parts and supplies	133,130	90,555
Total supplies inventory	590,295	565,891

Total	$846,561	$899,924

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

The Company’s products consist of both gold flotation concentrates which are sold to a single broker (H&H Metals Corp. (“H&H”)), and an unrefined gold-silver product known as doré which is sold to various precious metals refineries. At September 30, 2025, gold concentrate that had been sold but not finally settled included 9,533 ounces of gold of which 8,384 ounces were sold at a predetermined price with the remaining 1,149 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and nine-month periods ended September 30, 2025 and 2024 were as follows:

	September 30, 2025		September 30, 2024
	Three Months	Nine Months	Three Months	Nine Months
Gold	$11,190,677	$28,188,995	$6,286,219	$18,694,113
Silver	60,775	131,597	28,028	87,621
Less: Smelter and refining charges	(170,180)	(484,045)	(160,960)	(604,127)
Total	$11,081,272	$27,836,547	$6,153,287	$18,177,607

Sales by significant product type for the three and nine-month periods ended September 30, 2025, and 2024 were as follows:

	September 30, 2025		September 30, 2024
	Three Months	Nine Months	Three Months	Nine Months
Concentrate sales to H&H	$10,108,184	$26,863,459	$6,153,287	$17,904,614
Doré sales to refinery	973,088	973,088	-	272,993
Total	$11,081,272	$27,836,547	$6,153,287	$18,177,607

At September 30, 2025 the gold sales receivable balance of $4,681,053 consisted of $3,707,965 due from H&H for concentrates and $973,088 due from Northern Metals Processing for doré. At December 31, 2024 the gold sales receivable balance of $1,578,694 consisted only of amounts due from H&H for concentrates. There is no allowance for doubtful accounts.

5. Related Party Transactions

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the condensed consolidated statement of operations and for the three and nine-month periods ended September 30, 2025 and 2024 are as follows:

September 30, 2025		September 30, 2024
Three Months	Nine Months	Three Months	Nine Months
$7,688	$23,064	$7,688	$22,996

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the condensed consolidated financial statements along with presentation of the non-controlling interest. At September 30, 2025 and December 31, 2024, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $171 and $2,892, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the condensed consolidated balance sheet as Joint venture receivable.

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

7. Earnings per Share

The following table presents the calculation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2025 and 2024.

	September 30, 2025		September 30, 2024
	Three Months	Nine Months	Three Months	Nine Months
Net income	$2,960,340	$7,292,163	$1,571,508	$5,862,244
Weighted average shares-basic	14,683,682	14,122,921	13,111,073	12,821,279
Effect of dilutive potential common shares from stock options	199,848	160,987	97,727	136,981
Effect of dilutive potential common shares from warrants	-	-	50,838	54,429
Weighted average shares-diluted	14,883,530	14,283,908	13,259,638	13,012,689
Net income per share-basic	$0.20	$0.52	$0.12	$0.46
Net income per share-diluted	$0.20	$0.51	$0.12	$0.45

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Mine Equipment	$11,344,617	$8,223,596
Accumulated Depreciation	(4,408,656)	(3,845,349)
Total Mine Equipment	6,935,961	4,378,247

Mill Equipment	9,628,138	7,580,452
Accumulated Depreciation	(3,095,179)	(2,453,673)
Total Mill Equipment	6,532,959	5,126,779

Buildings	3,574,346	2,715,931
Accumulated Depreciation	(371,948)	(295,595)
Total Buildings	3,202,398	2,420,336

Land	978,703	978,703

Total	$17,650,021	$12,904,065

For the three and nine-month periods ended September 30, 2025 and 2024, depreciation expense for property, plant, and equipment was as follows.

September 30, 2025		September 30, 2024
Three Months	Nine Months	Three Months	Nine Months
$543,122	$1,546,587	$455,150	$1,363,373

9. Mineral Properties

Mineral properties at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Golden Chest
Mineral Property	$5,501,038	$5,159,084
Infrastructure	6,304,002	4,722,328
Total Golden Chest	11,805,040	9,881,412

New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Accumulated Amortization	(431,873)	(284,033)

Total	$12,349,137	$10,573,349

In the three-month period ended September 30, 2025, the Company purchased the Toboggan property adjacent to the Golden Chest Mine for $300,000.

For the three and nine-month periods ended September 30, 2025 and 2024, amortization expense for mineral properties was as follows.

September 30, 2025		September 30, 2024
Three Months	Nine Months	Three Months	Nine Months
$59,946	$147,840	$30,364	$79,859

For the three and nine-month periods ended September 30, 2025 and 2024, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows.

September 30, 2025		September 30, 2024
Three Months	Nine Months	Three Months	Nine Months
$60,886	$156,825	$5,218	$48,392

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable

At September 30, 2025 and December 31, 2024, notes payable are as follows:

	September 30, 2025	December 31, 2024
Mine Equipment
Monthly payments of $107,574 and $55,803 as of September 30, 2025 and December 31, 2024, respectively	$2,173,838	$962,384
Mill Equipment
Monthly payments of $15,621 and $11,498 as of September 30, 2025 and December 31, 2024, respectively	571,380	540,773
Buildings/Land
Monthly payments of $2,500 and $2,500 as of September 30, 2025 and December 31, 2024, respectively	218,223	229,582
Total notes payable	2,963,441	1,732,739
Due within one year	1,214,226	709,381
Due after one year	$1,749,215	$1,023,358

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at September 30, 2025 are as follows:

10/1/2025 – 9/30/2026	$1,214,226
10/1/2026 – 9/30/2027	898,306
10/1/2027 – 9/30/2028	440,330
10/1/2028 – 9/30/2029	338,170
10/1/2029 – 9/30/2030	72,409
Total	$2,963,441

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in a change in equity from the income of $1,189 and $2,376 for the respective three and nine-month periods ended September 30, 2025 and income of $1,301 and $1,579 for the respective three and nine-month periods ended September 30, 2024. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of September 30, 2025, the Company holds 37% of Buckskin’s outstanding shares.

12. Stockholders’ Equity

Stock Issuance Activity

In the first nine months of 2025 the Company issued common stock as follows:

•	Sold 1,337,758 shares of common stock at an average price of approximately $20.80 per share for net proceeds of $27,823,261.
•	Issued 24,500 shares of common stock for outstanding stock options for net proceeds of $155,810.
•	Issued 62,284 shares of common stock for outstanding stock options via cashless exercises by employees.

Stock Purchase Warrants Outstanding

There was no activity in the Company’s stock purchase warrants since December 31, 2024, therefore there were no stock purchase warrants outstanding at September 30, 2025. Activity in stock purchase warrants is as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2023	289,294	$5.60-7.00
Exercised	(176,789)	$5.60
Balance June 30, 2024	112,505	$5.60-7.00
Exercised	(112,505)	$5.60-7.00
Balance December 31, 2024 and September 30, 2025	-	$-

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Stock Options

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026. The stock-based compensation expense recognized for these options for the three and nine-month periods ended September 30, 2025 was $257,476 and $1,247,768, respectively. Future expense for this stock option grant will be $257,476 for the fourth quarter of 2025, $138,641 for each of the first and second quarters of 2026, and $59,418 for each of the third and fourth quarters of 2026. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options are as follows:

Fair value	$1,901,360
Options issued	400,000
Exercise price	$11.50
Expected term (in years)	3.0
Risk-free rate	4.34%
Volatility	64.2%

Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(131,125)	$7.93
Expired	(3,000)	$5.25
Outstanding at September 30, 2025	342,875	$11.50

In the three and nine-month periods ended September 30, 2025, 86,625 options were exchanged for 49,003 shares, and 106,625 options were exchanged for 62,284 shares, respectively, in cashless exercises by employees. The intrinsic value of all options exercised was $1,449,138 and $1,660,969 for the three and nine-month periods ended September 30, 2025, respectively. At September 30, 2025, outstanding stock options have a weighted average remaining term of approximately 2.3 years and have an intrinsic value of $7,642,684.

14. Subsequent Events

Subsequent to September 30, 2025:

•	496,000 shares of common stock have been issued for net proceeds of $19,498,502.
•	Issued 3,000 shares of common stock upon the exercise of outstanding stock options for $34,500.
•	Issued 3,774 shares of common stock upon the exercise of 5,000 outstanding stock options in cashless exercises by employees.

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

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in the Company’s concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At September 30, 2025, metals that had been sold but not finally settled included 9,533 ounces of which 8,384 ounces were sold at a predetermined price with the remaining 1,149 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased. At September 30, 2025 the Company reviewed its December 31, 2024 estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations are ceased. The September 30, 2025 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that it would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

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

Highlights during the third quarter of 2025 include:

REE Exploration

•

The Company announced the discovery of a carbonatite with strong REE mineralization at the Lucky Horseshoe prospect within the Lemhi Pass project. Initial samples taken from outcrop assayed up to 6.14% total rare earth oxides with ratios of 65% magnet rare earth oxides (Nd, Pr, Dy, Tb) and 11% SEG oxides (Sm, Eu, Gd).

•

Idaho Strategic sampled greater than 17.6% total REEs from its recently added Cardinal prospect. The Cardinal prospect is the third identified carbonatite occurrence at the Company’s Mineral Hill project, known for its high grade monazite hosted REEs at surface.

•

Idaho Strategic initiated a large-scale geophysics program across its Mineral Hill and Lemhi Pass projects including LiDAR, magnetics, and radiometrics surveys. The Company is interpreting and utilizing the data as it is received from the geophysics contractor to aid with additional exploration efforts and drill program planning.

•

The Company initiated a soil sampling program covering many key prospects across the Idaho portion of its Lemhi Pass project. Initial success of the program at identifying areas of anomalous REEs in soils has led to an extension of the project scope. Soil sampling work is ongoing and will be utilized to aid in the planning of drill programs and other future exploration work.

Golden Chest/Operations

•	At the Golden Chest, ore mined from underground stopes totaled approximately 10,570 tonnes with all of the tonnage coming from H-Vein stopes.
•

During the quarter, a total of 111 meters of development was completed in the MAR and associated workings including and escapeway/ventilation raise. A total of 2,810 cubic meters of backfilling was completed during the quarter.

•

For the quarter ended September 30, 2025, a total of 10,570 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey Mill with a flotation feed head grade of 9.94 gpt gold and gold recovery of 93.1%.

•

With the New Jersey Mill tailings filtration circuit construction completed, construction efforts transitioned to the fabrication of paste backfill equipment and support framework. Electrical work was also completed on the paste backfill circuit. Construction also continued on a new surface warehouse and dry building.

•

An exploration program consisting of surface and underground core drilling was continued during the third quarter at the Golden Chest and the surface core drilling program was completed in the Murray Gold Belt. A total of 5,335 meters of drilling was completed at the Golden Chest targeting the Paymaster, the Red Star, and the H-vein. A total of 3,747 meters of drilling was completed in the Murray Gold Belt at the King Mine, Argus, McComber and Butte Gulch prospects,

Results of Operations

Idaho Strategic’s financial performance during the quarter is summarized below:

•

Revenue increased 80.1% for the three-month period ended September 30, 2025 when compared to the same period in the prior year. For the nine-month period ended September 30, 2025, revenue increased 53.1% when compared to the same period in the prior year. The increase in revenue for both the three and nine-month periods was primarily due to the increased average gold price realized on ounces sold which was $3,578.07 for the three-month period and $3,249.28 for the nine-month period ended September 30, 2025. For the three and nine-month periods ended September 30, 2024 it was $2,411.16 and $2,178.79, respectively.

•

Gross profit as a percentage of sales showed an increase of 14.9% from 48.7% in the three-month period ended September 30, 2024 to 63.6% in the three-month period ended September 30, 2025. When comparing the nine-month periods ended September 30, 2025 and 2024 gross profit as a percentage of sales increased from 49.0% to 58.3%.

16

•

Exploration expense increased $2,712,860 and $5,441,150 when comparing the three and nine-month periods ended September 30, 2025 and 2024, respectively. The increase is due to increased core drilling activity this year compared to last as well as geophysics conducted on multiple properties which did not occur last year. This quarterly exploration expense is expected to continue throughout the remainder of 2025 as the Company continues to invest in the future of the Golden Chest and advance other exploration properties.

•

Operating income for the three-month period ended September 30, 2025 was $2,593,970 which is an increase of 80.2% from the same period in 2024. Operating income for the nine-month period ended September 30, 2025 was $6,512,098 which is an increase of 14.7%. The increase in both the three and nine-month periods is due to the increase in revenue from the higher gold price on ounces sold.

•

Other income increased $234,396 and $594,924 for the three and nine-month periods ended September 30, 2025, respectively, when compared to the same periods in the prior year. The increase was from increased interest income and gains on US treasuries from having higher balances in the company’s short term investment account.

•

Net income for the three-month period ended September 30, 2025 was $2,960,340 which is an 88.4% increase compared to the same period in 2024. Net income for the nine-month period ended September 30, 2025 was $7,292,163 which is a 24.4% increase compared to the same period in 2024. The increase in net income is due to the increase in revenue from the higher gold price on ounces sold which overcame the planned increase in exploration expense seen in both periods.

•

The consolidated net income for the nine-month periods ended September 30, 2025 and 2024 included non-cash charges as follows: depreciation and amortization of $1,694,427 ($1,443,232 in 2024), loss on sale of equipment of $308,840 ($1,431 in 2024), accretion of asset retirement obligation of $14,907 ($13,954 in 2024), loss on investment in equity securities of $0 ($453 in 2024), equity income on investment in Buckskin of $2,376 ($1,579 in 2024), stock-based compensation expense of $1,247,768 (none in 2024), debt payments made by 3rd party of $44,951 (none in 2024) and amortization of discount on US treasury notes of $18,832 ($278 in 2024).

•	Cash cost per ounce for the three and nine-month periods ended September 30, 2025 increased $315.26 and $174.98 per ounce, respectively, compared to the same periods in 2024
•

All in sustaining cost per ounce increased during the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 due to an increase in exploration costs from underground and surface drilling at the Golden Chest Mine as well as increased exploration costs across many of the Company’s projects. Adjusted all in sustaining costs without exploration expenses were $1,468.75 and $1,271.85 per ounce for the three and nine-month periods ended September 30, 2025, respectively and $1,108.41 and $1,126.19 for the three and nine-month periods ended September 30, 2024, respectively.

Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Measures

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and AISC per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce and AISC per ounce for the Company’s gold production in the three and nine-month periods ended September 30, 2025, and 2024.

Cash cost per ounce is an important operating measure that is utilized to measure operating performance. AISC per ounce is an important measure that is utilized to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all of the expenditures incurred to discover, develop, and sustain gold production. During 2024, the Company changed the method of calculating sustaining capital to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change. Idaho Strategic calculates sustaining capital by including depreciation and amortization as an estimate of property, plant, and equipment wear and tear necessary to maintain production capacity, plus Golden Chest capitalized development costs, net of current period amortization, to reflect expenses for sustaining mine access and gold production.

	September 30, 2025		September 30, 2024
	Three Months	Nine Months	Three Months	Nine Months
Cost of sales and other direct production costs and depreciation and amortization	$4,033,867	$11,615,270	$3,155,931	$9,268,589
Less depreciation, depletion, amortization and stock-based compensation	(761,738)	(2,463,364)	(485,514)	(1,443,232)
Change in inventory	274,432	53,363	(204,895)	(94,826)
Cash Cost	$3,546,561	$9,205,269	$2,465,522	$7,730,531
Exploration	3,898,320	7,514,514	1,185,460	2,073,364
Less non-gold exploration costs	(908,030)	(1,363,304)	(67,259)	(238,960)
Sustaining capital	847,392	2,260,358	575,928	1,940,075
General and administrative	230,745	691,498	203,732	543,851
Less stock-based compensation and other non-cash items	(121,502)	(774,083)	2,453	(14,537)
AISC	$7,493,486	$17,534,252	$4,365,836	$12,034,324
Divided by ounces produced	3,066	8,950	2,930	9,057
Cash cost per ounce	$1,156.74	$1,028.52	$841.48	$853.54
AISC per ounce	$2,444.06	$1,959.13	$1,490.05	$1,328.73

17

Financial Condition and Liquidity

	For the Nine-Months Ended September 30,
Net cash provided (used) by:	2025	2024
Operating activities	$8,355,889	$7,686,400
Investing activities	(32,792,837)	(9,364,394)
Financing activities	27,113,731	7,783,551
Net change in cash and cash equivalents	2,676,783	6,105,557
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$3,783,684	$8,392,556

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

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At September 30, 2025, the Company’s President, who serves as Chief Executive Officer, and the Company’s Vice President, who serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of September 30, 2025, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended September 30, 2025.

18

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

During the third quarter of 2025, 25,293 shares of common stock were issued in exchange for outstanding stock options via cashless exercises by employees and 20,000 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $104,060.

During the third quarter of 2024, 47,027 shares of common stock were issued in exchange for outstanding warrants for net proceeds of $263,351, 23,216 shares of common stock were issued in exchange for outstanding stock options for net proceeds of $130,010 and 34,030 shares of common stock were issued for outstanding stock options via cashless exercises by employees.

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

ITEM 5. OTHER INFORMATION

None.

19

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

10.2

Sales Agreement, dated September 29, 2025, by and between the Company and Roth Capital Partners, LLC, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on October 2, 2025.

10.3

Sales Agreement, dated October 15, 2025, by and between the Company and Roth Capital Partners, LLC, incorporated by reference to the Company’s S-3ASR as filed with the Securities and Exchange Commission on October 16, 2025.

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

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDAHO STRATEGIC RESOURCES, INC

By:	/s/ John Swallow
John Swallow,
its:	President and Chief Executive Officer
Date	November 12, 2025

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its:	Vice President and Chief Financial Officer
Date:	November 12, 2025

21