Form 10-K
period 2025-12-31
Idaho Strategic Resources, Inc.
filed 2026-03-23
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the filings included in this filing by the registrant as defined in Rule 12b of the Exchange Act include any corrections of an error to previously issued financial statements Yes ☐     No ☒

Indicate by check mark whether any of those corrections (if any) are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) Yes ☐     No ☒

The aggregate market value of all common stock held by non-affiliates of the registrant, based on the average of the bid and ask prices on June 30, 2025 was $168,504,500.

On March 1, 2026 there were 15,806,301 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, pricing plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. The words “aims,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should” and variations of these words and similar expressions are generally intended to identify these forward-looking statements. These forward-looking statements are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Idaho Strategic Resources, Inc.’s (“IDR”, “Idaho Strategic”, or “the Company”) control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Forward-looking statements by the Company are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. Such forward-looking statements may be contained in this Annual Report on Form 10-K under Item 1 Description of the Business, Item 1A Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, or in the Current Reports on Form 8-K, among other places. Some of other risk factors include, but are not limited to, the following:

•	adverse effects of climate changes or natural disasters;
•	adverse effects of global or regional pandemic disease spread or other crises;
•	global economic and capital market uncertainties;
•	the speculative nature of gold or mineral exploration, including risks of diminishing quantities or grades of qualified resources;
•	operational or technical difficulties in connection with exploration, processing or mining activities;
•	costs, hazards and uncertainties associated with precious metal based activities, precious metal exploration, resource development, economic feasibility assessment and cash generating mineral production;
•	contests over title to the Company’s properties;
•	potential dilution to our shareholders from our stock issuances, recapitalization and balance sheet restructuring activities;
•	potential inability to comply with applicable government regulations or law;
•	adoption of or changes in legislation or regulations adversely affecting the Company’s business;
•	permitting constraints or delays;
•	ability to achieve the benefits of business opportunities that may be presented to, or pursued by, us, including those involving the ability to successfully identify, finance, complete and integrate acquisitions, joint ventures, strategic alliances, business combinations, asset sales, and investments that the Company may be party to in the future;
•	changes in the United States or other monetary or fiscal policies or regulations;
•	interruptions in our production capabilities due to capital constraints;
•	equipment failures;
•	fluctuation of prices for gold or certain other commodities (such as rare earth elements, water, diesel, gasoline and alternative fuels and electricity);
•	changes in generally accepted accounting principles;
•	adverse effects of war, mass shooting, terrorism and geopolitical events;
•	potential inability to implement the Company’s business strategies;
•	potential inability to grow revenues;
•	potential inability to attract and retain key personnel;
•	interruptions in delivery of critical supplies, equipment and raw materials due to credit or other limitations imposed by vendors;
•	assertion of claims, lawsuits and proceedings against the Company;
•	potential inability to satisfy debt and lease obligations;
•	potential inability to maintain an effective system of internal controls over financial reporting; and
•	work stoppages or other labor difficulties.

Occurrence of such events or circumstances could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows, or the market price of its securities. All subsequent written and oral forward-looking statements by or attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by these factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or expected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as may be required by securities or other law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Company qualifies all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

GLOSSARY OF SIGNIFICANT MINING TERMS

Ag- Silver.

Au- Gold.

Alluvial- Adjectivally used to identify rocks or minerals deposited over time by moving water.

Argillites- Metamorphic rock containing clay minerals.

Arsenopyrite- An iron-arsenic sulfide. Common constituent of gold mineralization.

Ball Mill- A large rotating cylinder usually filled to about 45% of its total volume with steel grinding balls. The mill rotates and crushed rock is fed into one end and discharged through the other. The rock is pulverized into small particles by the cascading and grinding action of the balls.

Bedrock-Solid rock underlying overburden.

Cu- Copper.

CIL- A standard gold recovery process involving the leaching with cyanide in agitated tanks with activated carbon. CIL means "carbon-in-leach."

Crosscut- A nominally horizontal mine passageway, generally driven at right angles to the strike of a vein.

Dip- Angle made by an inclined surface with the horizontal, measured perpendicular to strike.

Deposit- A mineral deposit is a mineralized body that has been intersected by sufficient closely spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities.

Drift- A horizontal mine opening driven on the vein. Driving is a term used to describe the excavation of a mine passageway.

Exploration Stage- As defined by the United States Securities and Exchange Commission (“SEC”)-includes all issuers engaged in the search for mineral deposits (reserves), which are not in the production stage.

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

GPT- grams per metric tonne.

Galena- A lead sulfide mineral. The most important lead mineral in the Coeur d'Alene Mining District.

Grade- A term used to assign the concentration of metals per unit weight of ore. An example-ounces of gold per ton of ore (opt). One troy ounce per short ton is 34.28 parts per million or 34.28 grams per metric tonne.

Mill- A general term used to denote a mineral processing plant.

Mineralization- The presence of minerals, usually of potential economic significance, in a specific area or geologic formation.

Mineral Reserve- An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral Resource- A concentration or occurrence of material of economic interest in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization considering relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Net Smelter Return (“NSR”)- The Net Smelter Return from a processed ore is the value recouped from the mineral products less the costs associated with smelting, refining, and transport to the smelter. The NSR specifically does not permit the deduction of mining and milling costs.

Ore- A mineral or aggregate of minerals that can be mined and treated at a profit. A large quantity of ore that is surrounded by waste or sub-ore material is called an orebody.

Patented Claim- A mineral claim where the title has been obtained from the U.S. federal government through the patent process of the 1872 Mining Law. The owner of the patented claim is granted title to the surface and mineral rights.

Production Stage- As defined by the SEC, includes all issuers engaged in the exploitation of a mineral deposit (reserve).

Proven Reserve- The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Pyrite- An iron sulfide mineral that usually has no commercial value but is commonly associated with mineral deposits of gold, copper, and other metals.

Quartz- Crystalline silica (SiO2). An important rock-forming and gangue material in veins or other types of mineral deposits.

Quartzites- Metamorphic rock containing significant amounts of quartz.

Raise- An underground opening driven upward, generally on the vein.

Ramp- An underground opening usually driven downward, but not always, to provide access to an orebody for rubber-tired equipment such as loaders and trucks. Typically, ramps are inclined at a slope grade of approximately 15%.

Rare Earth Elements- Comprised of 15 elements that range in atomic number from 57 (lanthanum) to 71 (lutetium) on the periodic table. Most of the rare earth elements are not as rare as the group’s name suggests. Although rare earth elements are relatively abundant in the Earth’s crust, they are rarely concentrated into mineable ore deposits. These elements are in demand because they are essential for a diverse and expanding array of high-technology applications and emerging alternative energy uses.

Royalty or NSR Royalty- A mineral royalty is a percentage of the value extracted from an ore that is paid to an interest holding party, usually a claim owner. The NSR Royalty is calculated based on the value of the processed ore after deducting the costs of smelting, refining, and transport to a smelter. However, the cost of mining and milling is not deducted. Typical NSR Royalty rates in the United States are on the order of 1–5%.

Shoot- A body of ore, usually of elongated form, extending downward or upward in a vein.

Stope- An underground void created by the mining of ore.

Strike- The bearing or azimuth of the line created by the intersection of a horizontal plane with an inclined rock strata, vein or body.

Tellurium- Relatively rare chemical element found with gold and silver that can form minerals known as tellurides.

Tetrahedrite- Sulfosalt mineral containing copper, antimony, and silver.

Vein- A zone or body of mineralized rock lying within boundaries separating it from neighboring wallrock. A mineralized zone having a more or less regular development in length, width and depth to give it a tabular form and commonly inclined at a considerable angle to the horizontal.

Unpatented Claim- A mineral claim staked on United States Public Domain (“USPD”) that is open for mineral entry. Unpatented lode claims can be no more than 1,500 feet long by 600 feet wide. The claimant owns the mineral rights, but does not own the surface, which is USPD. Unless otherwise allowed, subsurface exploration or mining on the claim must first be submitted in a plan of operations for approval to the appropriate federal land management entity.

Wallrock- Usually barren rock surrounding a vein.

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

General Description of the Business

Idaho Strategic produces gold at the Golden Chest Mine located in the Murray Gold Belt (“MGB”), the northern portion of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. With over 20,000 acres of patented and unpatented land, the Company has the largest private land and mineral claim position in the area following its consolidation of the Murray Gold Belt for the first time in over 100-years.

The Company is an established gold producer, with prior surface and current underground mining operations at its 100-percent owned Golden Chest Mine and conducts milling operations at its majority-owned New Jersey Mill. In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” rare earth elements (“REE”). The Company’s Mineral Hill, Lemhi Pass, and Diamond Creek properties are included the U.S. national REE inventory as listed in United States Geologic Survey (“USGS”), Idaho Geologic Survey (“IGS”) and Department of Energy (“DOE”) publications. All three projects are in central Idaho near the Company’s field office in Salmon, Idaho.

The Company focuses its exploration and production efforts in historical mining districts mostly located within the state of Idaho. Its portfolio of mineral properties includes:

•	The Golden Chest Mine, a producing gold mine located in the Murray Gold Belt of North Idaho;
•	Niagara, an intermediate-stage copper-silver exploration property located in the Murray Gold Belt of North Idaho;
•	Little Baldy, an intermediate-stage gold exploration property located in the Murray Gold Belt of North Idaho;
•	Approximately 1,510 acres of additional patented mineral property and over 14,880 acres of nearby and adjacent unpatented mineral property. These holdings are considered early-stage exploration properties and located within the Murray Gold Belt, many of which include historic gold mines and known gold mineralization;
•	REE Projects–located in the Idaho Rare Earth Element-Thorium (“REE-Th”) Belt near Salmon, Idaho. Projects include;
○	Mineral Hill – Nationally recognized and high grade REE property in the northern portion of the Idaho REE-Th Belt
○	Lemhi Pass – Significant land package with high value REE potential–USGS also recognized as the #1 thorium prospect in the U.S.
○	Diamond Creek – Nationally recognized rare earth prospects in the US
•	A significant portfolio of early-stage exploration properties throughout Idaho.

In addition to its portfolio of exploration, pre-development, and producing properties, the Company is also the manager and majority-owner of the New Jersey Mill, which currently processes ore from the Golden Chest Mine. The New Jersey Mill can process gold and silver ore through a 360-tonne per day flotation plant.

The Company has focused its efforts on underground development and growing production at the Golden Chest Mine and exploration at its extensive land holdings within the MGB area. With all debt associated with land acquisition and the start-up of operations behind it, the Company significantly increased its exploration and growth initiatives in the Murray Gold Belt. This progress, combined with the existing infrastructure and development, has created a solid foundation of value regardless of market cycles.

Competitive Business Conditions

While there has been a market for gold and precious metals historically, the Company competes on several different fronts within the minerals exploration industry. The Company may find the need to compete with other junior mining companies for the capital necessary to sustain its exploration and development programs. IDR has focused its gold operations at and near the Golden Chest Mine, however if it chose to expand to other geographic areas it may compete with other mining companies for exploration properties and mining assets. The Company has been successful in resuming operations at the New Jersey Mill, consolidating 100% ownership of the Golden Chest Mine, and assembling one of the largest rare earth element landholdings in the US. In October 2016 production at the Golden Chest resumed with the Company as the sole owner and operator.

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

Customer Dependence and Product Distribution

The Company sold all its flotation gold concentrate to H&H Metals Corporation (“H&H Metals” or “H&H”) of New York, NY which accounted for 98% of gold sales in 2025. The remaining gold sales were gold doré which was sold to a western U.S. refinery. H&H Metals is also an IDR shareholder. Although not expected, if H&H Metals could not purchase the gold concentrate, it is anticipated another customer could be found readily as the flotation gold concentrate is a high-value concentrate with minor deleterious element content.

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

The Golden Chest Mine, and other nearby properties may be part of an expanded Bunker Hill Superfund Site. Current plans for expanded cleanup do not include any IDR projects. There is no known evidence that previous operations at Company properties caused any groundwater or surface water pollution. Should such a liability emerge for the Company, its exposure would likely be to clean up or cover historic mine waste. The Company could conceivably be required to conduct cleanup operations at its own expense; however, the Environmental Protection Agency’s (“EPA”) Record of Decision for the Bunker Hill Mining and Metallurgical Complex Operating Unit 3 does not include any cleanup activities at the Company’s projects.

Costs and Effects of Compliance with Environmental Laws (Federal, State and Local)

No major Federal permits are required for the Golden Chest because the operations are on private land and there are no process discharges to surface waters. However, any exploration program conducted by the Company on unpatented mining claims, usually administered by the BLM or USFS, requires a POO to be submitted. The Company’s exploration programs on public land can be delayed for significant periods of time (one to two years) because of the slow permitting process applied by the USFS. The Company believes that such permitting delays are caused by insufficient manpower, complicated regulations, competing priorities, and sympathy for environmental groups who oppose all mining projects.

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

The New Jersey Mill has two State of Idaho permits. The first is a permit for its tailings storage facility with the Idaho Department of Water Resources (“IDWR”). The Company submitted an engineered design for the tailings storage facility and constructed a buttress and Phase 5 lift in 2022, and the Phase 6 lift in 2023. IDWR inspected and approved the tailings storage facility for tailings disposal in Phase 5 and Phase 6. The Company posted a reclamation bond of $107,000 for the tailings storage facility. An Idaho Cyanidation Permit was granted for the New Jersey Mill on October 10, 1995 [No. CN-000027]. Construction of the concentrate leach plant at the New Jersey Mill was completed in November of 2007. The Idaho Cyanidation permit requires quarterly surface water and groundwater monitoring. In 2022 the Company submitted a Closure Plan for the cyanidation permit since it no longer uses the cyanidation process. The closure plan was approved by the Idaho Department of Environmental Quality (“IDEQ”) and calls for continued surface and groundwater monitoring for as long as tailings are deposited in the tailings storage facility and for a post-closure period of five years. IDR estimates the cost of water-monitoring associated with the concentrate leach plant to be approximately $10,000 per year. The New Jersey Mill also has an EPA general stormwater permit.

The Company is in the process of permitting a new Tailings Storage Facility (“TSF”) with the IDWR for a new mill at the Golden Chest Mine in Murray, Idaho. The reclamation bond amount will be determined at the completion of the permitting process, but is expected to be approximately $200,000.

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

The Company submitted a reclamation plan to IDL for its past open pit mining operation at the Golden Chest Mine. The plan was approved, and the Company was required to post a reclamation bond of $103,320. This plan also calls for the grading of steep fill slopes and re-vegetation of disturbed land as well as erosion control measures utilizing best practices. Surface water monitoring is also performed at the Golden Chest and results are reported to IDEQ on a quarterly basis. The Company estimates the cost of this water monitoring at $12,000 annually. The Golden Chest Mine also has an EPA general stormwater permit.

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

The Company's total number of full-time employees at December 31, 2025 is 62.

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

The Company recognizes that if it is unable to generate significant revenues from the exploration and exploitation of mineral reserves or other diversified precious and strategic metals properties in the future, it will not be able to earn profits or continue operations. The Company is generating positive operating income; however, there can be no assurance that this will continue. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and the Company can provide no assurance that it will generate significant revenues to sustain profitability. If the Company is unsuccessful, its business will fail, and investors may lose all their investment in the Company.

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

Competition, the imposition of tariffs and other trade sanctions, and unforeseen limited sources of supplies needed for the Company’s proposed exploration work could result in occasional shortages of supplies of certain products, equipment, or materials. There is no guarantee the Company will be able to obtain certain products, equipment and/or materials as and when needed, without interruption, or on favorable terms, if at all. Such delays could affect the Company's anticipated business operations and increase expenses.

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

The Company is currently authorized to issue 200,000,000 shares of common stock, of which 15,705,199 shares were issued and outstanding as of December 31, 2025, and 1,000,000 shares of preferred stock, of which no preferred shares are outstanding as of December 31, 2025. To maintain its capital at desired levels or to fund future growth, the Company’s board of directors may decide, from time to time, to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. New investors in other equity securities issued by the Company in the future may also have rights, preferences, and privileges senior to, that may adversely impact, the Company’s current shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is part of the Company's overall risk management program. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to the best of their ability to ensure that such potential cybersecurity risk exposures are monitored, putting in place reasonably appropriate mitigation measures and maintaining cybersecurity programs. The Company’s cybersecurity programs are under the direction of its Treasurer with assistance from the management team. Any significant Cyber incidents that they become aware of are reported to the board of directors.

There were no material cyber security incidents discovered in 2025. While cybersecurity risks have not materially affected the Company’s business, operations, or financial condition to date, the Company recognized that an increase in cyber threats, data breaches, or system vulnerabilities could have a material impact on future operations.

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

Figure 1 - Property Location Map

The following table summarizes the Company’s aggregate metal quantities produced and sold, which only includes the quantities produced and sold from the Golden Chest Mine (the Company’s only producing mine) for the last three years:

		Year Ended December 31,
		2025	2024	2023
Gold -	Ounces produced	12,538	11,915	8,247
	Payable ounces sold	11,834	11,169	7,673

The following table summarizes the Company’s total in-situ proven and probable mineral reserves (the Golden Chest Mine is the Company’s only property with calculated reserves) as of December 31, for the last three years:

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven and Probable Reserves	2023	127,477	6.74	3.2	93%
Proven and Probable Reserves	2024	170,819	8.99	4.0	93%
Proven and Probable Reserves	2025	338,521	6.95	4.0	93%

The following table summarizes the Company’s total in-situ mineral resources (the Golden Chest Mine is the Company’s only property with calculated mineral resources) for the last two years as of December 31, 2025.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2024	374,389	4.16	2.0 UG & 1.4 OP	93.0% UG 85% OP
Indicated	2024	859,458	3.24	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured + Indicated	2024	1,233,887	3.52	2.0 UG & 1.4 OP	93.0% UG 85% OP
Inferred	2024	823,172	2.82	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured	2025	384,351	4.33	2.0 UG & 1.4 OP	93.0% UG 85% OP
Indicated	2025	702,152	3.96	2.0 UG & 1.4 OP	93.0% UG 85% OP
Measured + Indicated	2025	1,086,503	4.09	2.0 UG & 1.4 OP	93.0% UG 85% OP
Inferred	2025	582,878	2.98	2.0 UG & 1.4 OP	93.0% UG 85% OP

More information on the Company’s mineral reserves and resources is provided in Exhibit 96.1, the Technical Report Summary on the Golden Chest Mine, prepared by the Qualified Persons (“QP”) under Section 1300 of SEC Regulation S-K, Grant A. Brackebusch, P.E., Robert J. Morgan, PG, PLS., and Andrew A. Brackebusch, P.E.

The table below summarizes the Company’s production and exploration-stage properties.

Property	State & County	Ownership	Claims	Permit Conditions	Stage	Mine Type	Commodity	Mineralization Style
Golden Chest Mine	Idaho, Shoshone	100%	34 patented claims (449 acres) and 217 unpatented claims (4,300 acres)	Private land and public land administered by USFS and BLM. All permits required for production in place.	Production	Underground/Open Pit	Au, Ag	Orogenic gold, veins.
New Jersey Mill	Idaho, Shoshone	Joint Venture (65% Assets, 3,000 tonnes per month)	Private land (35 acres) and 10 unpatented claims (50 acres).	Private land, all permits required for production in place. Unpatented claims administered by BLM.	Production	Not Applicable (N/A)	N/A	N/A
Mineral Hill	Idaho, Lemhi	100%	118 unpatented claims (2,360 acres).	Public land administered by USFS. Plan of Operations required.	Exploration	Underground	Rare earth elements	Carbonatite dike, veins
Lemhi Pass	Idaho, Lemhi & Montana, Beaverhead	100%	State lease (565 acres) and 678 unpatented claims (13,560 acres).	Public land administered by State of Idaho, BLM and USFS. Plan of Operations required.	Exploration	Underground/Open Pit	Rare earth elements, Thorium	Carbonatite dike, veins
Diamond Creek	Idaho, Lemhi	100%	244 unpatented claims (4,900 acres).	Public land administered by USFS, Plan of Operations in place.	Exploration	Underground	Rare earth elements, Au	Replacement carbonatite dike, veins
Eastern Star	Idaho, Idaho	100%	11 patented claims (220 acres) and 71 unpatented claims (1,420 acres).	Private land and public land administered by BLM and USFS. POO required.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Butte Highlands	Montana, Silver Bow	25% Joint Venture Interest	Patented claims (135 acres) and unpatented claims.	Private land with operating permits from Montana DEQ and USFS.	Development	Underground	Au, Ag	Skarn
New Jersey Mine	Idaho, Shoshone	100%	Private land (250 acres) and unpatented claims (130 acres).	Private land and public land administered by the BLM. Surface mining permit with Idaho.	Exploration	Underground/Open Pit	Au, Ag	Orogenic gold, veins
Murray Area	Idaho, Shoshone	100%	84 patented claims (1,510 acres) and 744 unpatented claims (14,880 acres).	Private land and public land administered by the BLM and USFS. POO required on public lands.	Exploration	Underground	Au, Ag	Orogenic gold, veins
McKinley	Idaho, Idaho	100%	28 unpatented claims (560 acres).	Public land administered by USFS. POO required on public lands.	Exploration	Underground	Au, Ag	Orogenic gold, veins
Park Copper/Gold	Idaho, Shoshone	100%	5 patented claims (91 acres).	Private land	Exploration	Underground	Cu, Au, Ag	Vein
Oxford	Idaho, Clearwater	100%	State lease (2,500 acres) and 26 unpatented claims (537 acres).	Public land administered by USFS and State of Idaho. POO required on public lands.	Exploration	Underground	Cu, Au, Ag	Vein

GOLDEN CHEST MINE

Figure 2 – Aerial Photo of Golden Chest Mine in February 2020

The Golden Chest Mine (“Golden Chest”) is the Company’s only Production Stage mine and is comprised of an underground mine, an open pit mine (no longer producing), and an exploration property located about 1.5 miles east of Murray, Idaho. The Golden Chest includes 34 patented mining claims (449 acres) and 217 unpatented claims (4,300 acres). The open pit mine is permitted with IDL and the Company has posted a reclamation bond for an approved reclamation plan. IDR is the operator and owns 100% of Golden Chest, LLC (owner of the Golden Chest). Production from the Golden Chest and an adjacent Area of Interest is subject a 2% NSR payable to Equinox Gold Corporation (“Equinox”) (formerly Calibre Mining Corporation and formerly Marathon Gold Corporation). The mineralization occurs as gold-quartz veins associated with an orogenic deposit type. Ore from the Golden Chest is processed off-site at the New Jersey Mill in Kellogg, Idaho. For more information concerning the Golden Chest, please refer to the information set forth under the caption “Individual Properties-MATERIAL OPERATING PROPERTIES” and under the caption “Golden Chest Mine” in this Item 2.

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

Current Ore Processing Operations

In October 2016, the Company resumed operations at the New Jersey Mill, processing ore extracted from open pit and underground at the Golden Chest. In 2025, the New Jersey Mill processed 41,840 tonnes at an average head grade of 10.14 gpt gold with 93.0% gold recovery. Since restarting operations at the Golden Chest in October 2016, the Company has milled a total of 372,348 tonnes at the New Jersey Mill.

The New Jersey Mill recycles process water and utilizes a paste tailings disposal process patented by IDR founder Fred Brackebusch in the late 1980’s to minimize impacts to the environment. By implementing paste tailings processing methods, IDR can recycle process water and prevent the discharge of process water to surface waters. At full capacity, this method saves more than 50 million gallons of water per year. IDR was recognized as a “Pollution Prevention Champion” by IDEQ in 2014 for its efforts to reduce pollution at the New Jersey Mill. Current tailings storage capacity at the existing TSF is expected to last until the Company moves mineral processing operations to a new mill at the Golden Chest Mine in 2027. The Company has also submitted a closure plan to the IDEQ.

As of December 31, 2025, the Company had a net capital cost of $5,077,274 associated with the New Jersey Mill.

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

RARE EARTH OVERVIEW

Idaho Strategic controls and operates three REE properties known as Mineral Hill, Lemhi Pass, and Diamond Creek. The three properties together make up approximately 21,385 acres of unpatented lode mining claims, and one State of Idaho mineral lease, within Idaho’s 70-mile long REE-Th Belt. All three of Idaho Strategic’s properties have seen substantive historic exploration conducted by the USGS in the 1950s, and more recently by the IGS. IDR has completed numerous geologic mapping programs, surface sampling programs, and has completed one drill program and one trenching program to date on its REE land holdings. While each of the three properties IDR controls are early-stage, the Company considers the properties material to its business due to qualitative factors such as the potential for the company’s properties to be advanced toward future production on an unknown timeline, and the potential importance of REE’s in advanced robotics, low-carbon technologies and national defense technologies, which could see increased demand in the future. To date, Idaho Strategic has not established any resources or reserves on its REE properties and plans to continue to advance the projects as funding and permitting allows. For more information concerning the Mineral Hill, Lemhi Pass, and Diamond Creek REE properties, please refer to the information set forth under the caption “Individual Properties-MATERIAL EXPLORATION PROPERTIES” and under their respective caption in this Item 2.

Individual Properties – MATERIAL OPERATING PROPERTIES

GOLDEN CHEST MINE

Figure 3 - Golden Chest Mine Location Map

Property and Location

The Golden Chest is a gold Production Stage property comprised of an underground mine, an open pit mine (no longer producing), and an exploration property located about 1.5 miles east of Murray, Idaho, and 115 km east of the city of Coeur d’Alene, Idaho at Latitude 47o37’14” North and Longitude 115o49’43” West. The Golden Chest includes 34 patented mining claims (449 acres) and 217 unpatented claims (4,300 acres). The surface mine is permitted with the Idaho Department of Lands and has posted a reclamation bond for an approved reclamation plan. Surface water monitoring is completed as a condition of the permit. The mine is along Forest Highway 9 and is accessible by several improved dirt roads from the paved highway. A three-phase power line, supplied by Avista Utilities, was installed in 2014 and upgraded in 2024.

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

Production from the Golden Chest and an adjacent Area of Interest is subject to a 2% NSR payable to Equinox.

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

Newmont Exploration Ltd. (“Newmont”) followed GCI’s discovery by evaluating the veins for bulk mineable potential in the late-1980’s. Newmont drilled 35 shallow reverse-circulation and five core holes. In 2010 and 2011, a JV between IDR and Equinox drilled 18,300 meters of core and published a resource report in accordance with Canadian National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).

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

Present Condition, Work Completed, and Exploration Plans

Current Underground Operations

The Golden Chest underground mine is accessed by a primary decline or main access ramp (“MAR”) with a complimentary escape-way incline ramp, and a series of ventilation raises. The primary mining method is underhand drift-and-fill utilizing cemented rock-fill (“CRF”). During 2025, IDR mined a total of 41,840 tonnes of ore at an average grade of 10.14 gpt gold. The ore came from stopes on the H-Vein. The MAR was extended at depth during 2025 to the 724 sublevel which required about 315 meters of ramp development and 116 meters of associated development for sumps, muck-bays, and escape raises. Additionally, 700 meters of stope access ramps were completed during the year.

Current Open-Pit Operations

No open-pit operations took place during 2025.

Exploration Plans and Results

Modern exploration, including over 70,000 meters of drilling, reveals six ore shoots at the Golden Chest that demonstrate strong periodicity, consistent width and spacing, along the Idaho Fault. Most historic production came from the northernmost of these shoots, the Katie-Dora and the Klondike. Current underground mining occurs within the H-Vein. Excellent exploration potential remains in unmined portions of the northern shoots as well as in the unmined Paymaster and Joe Dandy areas to the south. During 2025, a total of 19,362 meters of core drilling were completed at the Golden Chest. Drilling was completed in five different shoots or areas at the Golden Chest including the Paymaster, H-Vein, Reds Star, Jumbo Vein, and the Klondike. Most of the meters drilled (65%) were targeted to help delineate reserves and resources in the Paymaster and H-Vein areas. One highlight of the 2025 exploration program was when exploration drifting was restarted in the Jumbo Pit portal and the Jumbo Vein was found by drifting a short distance eastward. Drifting on the vein for 25 meters of strike length revealed a vein with an average thickness of 0.52 meters at a gold grade of 85 gpt. Exploration plans for 2026 include more drilling of the Paymaster shoot at depth, and drilling at the Katie-Dora and Klondike areas on the northern part of the mine property.

Present Condition of Plant & Equipment

The Golden Chest underground main access ramp was originally developed in 2013 at nominal 4-meter by 4.5-meter cross-section. Additional development by IDR in the MAR has been completed recently. There are several metal buildings on the mine surface constructed from 2012 through 2021 including a core shed with offices, a mine shop, and associated mine dry and warehouse. In 2025, IDR completed the construction of a 80’ by 150’ metal building to house a paste backfill plant. Plans are underway to use the remaining space in the paste plant building to construct a new flotation mill with 360 metric tonnes per day of capacity and major equipment has been ordered with some already delivered. Permitting is underway for a new TSF located at the Golden Chest to store the tailings produced from the new mill. Also, a new warehouse/dry building was nearly complete at the end of December 2025. The mine electrical service is a three-phase, 1,000 kilo-volt-ampere (“kVA”) service after Avista Utilities (“Avista”) completed the installation of a 500 kVA service to the new mill building in autumn of 2025. In late 2025 the Company contracted with Avista to double the electrical service in 2026 to 2,000 kVA to support mine expansion activity and the new mill.

As of December 31, 2025, the Company had a net capitalized development and investment cost of $14,774,667 associated with the Golden Chest.

Geology & Mineralization

Gold mineralization occurs in veins associated with multiple faulting and folding events in the Coeur d’Alene Mining District. The mineralization occurs as gold- quartz veins associated with an orogenic deposit type. The orogenic system at the Golden Chest appears to have an association with igneous rock activity. Hence, the vein deposits may be described as intrusion-related orogenic gold. The principal vein exploited at the Golden Chest in the recent past has been the Skookum Shoot. It is associated with the Idaho Fault and juxtaposes the quartzites of the upper Prichard Formation against finer-grained argillites which is also of the upper Prichard Formation. In mid-2023 after successful drifting on the H-Vein which is approximately 60 meters west of, and in the hangingwall, of the Idaho Fault, mining was shifted to this vein. The H-Vein occupies the same type of lithologic contrast as the Idaho Vein and is also associated with the Timberking Fault. The H-Vein has demonstrated significantly higher gold grades than the Skookum Shoot.

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

The table below summarizes the Company’s Mineral Reserves for the past three years.

Classification	Year	Tonnes	Grade (grams gold per tonne)	Cut-off (grams gold per tonne)	Metallurgical Recovery
Proven Reserves	2023	78,935	7.21	3.2	93%
Probable Reserves	2023	48,542	5.98	3.2	93%
Total Proven and Probable Reserves	2023	127,477	6.74	3.2	93%
Proven Reserves	2024	69,520	9.49	4.0	93%
Probable Reserves	2024	101,299	8.65	4.0	93%
Total Proven and Probable Reserves	2024	170,819	8.99	4.0	93%
Proven Reserves	2025	62,648	10.18	4.0	93%
Probable Reserves	2025	275,872	6.21	4.0	93%
Total Proven and Probable Reserves	2025	338,520	6.95	4.0	93%

Notes:

1.	Classification of Mineral Reserves is in accordance with S-K 1300 classification system.
2.	Mineral Reserves were estimated by Idaho Strategic Resources and reviewed and accepted by the QP’s.
3.	Mineral Reserves are 100% attributable to Idaho Strategic Resources
4.	Mineral Reserves are estimated at a cutoff of 4.0 Au PPM (grams/tonne)
5.	Mineral Reserves are estimated using a 3-year trailing average gold price of $2,040/troy ounce.
6.	Mineral Reserves are contained within the H-Vein, Jumbo Vein, Paymaster Veins, and the Idaho Vein.
7.	An average mining width of 3 m was used for the Reserves reporting for the Jumbo Vein, Paymaster Veins, and Idaho Vein.
8.	H-Vein Reserves were diluted to a 2.4 m minimum mining width.
9.	Minimum mining width dilution is accounted for in the estimate.
10.	Numbers may not add due to rounding.

The 2025 Mineral Reserve increased over the previous year because more drill holes were completed through the H-Vein and Paymaster Veins and drifting was completed on the Jumbo Vein. This activity resulted in the conversion from Mineral Resources to Mineral Reserves.

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

Equation 1 go/no-go cut-off

Underground Mining Cut-off
Variable	Value	Unit
Mining Cost *G&A included	155	$/tonne
Backfill Cost	50	$/tonne
Mill Haul Cost	16	$/ore tonne
Milling Cost	60	$/ore tonne
Metallurgical Recovery	93%
Smelter Recovery (Payment)	93%
Royalty	2%
Gold Price	2,580	$/troy ounce
In-Stope Cutoff (Mining Cost Sunk)	1.79	Au grams/tonne
Go/No-Go (Mining Decision)	4.00	Au grams/tonne

The in-stope cut-off is used when material in a defined stope must be mined to reach higher grades. In this scenario the mining cost is considered sunk and is omitted from Equation 1 as the cost was incurred regardless of the ore/waste determination at the face. Evaluating equation 1 omitting mining cost yields a value of 4.00 gpt for the Mineral Reserves.

The table below summarizes the Company’s mineral resources for the past three years ending December 31, 2025.

Classification	Year	Tonnes	Gold Grade (grams gold per tonne)	Cutoff (grams gold per tonne)	Metallurgical Recovery
Measured	2023	406,605	4.10	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Indicated	2023	665,550	4.00	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Measured + Indicated	2023	1,072,155	4.04	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Inferred	2023	743,793	3.23	2.0 UG & 1.4 OP	93.0% UG & 85% OP
Measured	2024	374,389	4.16	2.0 UG & 1.4 OP	93% UG & 85% OP
Indicated	2024	859,498	3.24	2.0 UG & 1.4 OP	93% UG & 85% OP
Measured +Indicated	2024	1,233,887	3.52	2.0 UG & 1.4 OP	93% UG & 85% OP
Inferred	2024	823,172	2.82	2.0 UG & 1.4 OP	93% UG & 85% OP
Measured	2025	384,351	4.33	2.0 UG & 1.4 OP	93% UG & 85% OP
Indicated	2025	702,152	3.96	2.0 UG & 1.4 OP	93% UG & 85% OP
Measured +Indicated	2025	1,086,503	4.09	2.0 UG & 1.4 OP	93% UG & 85% OP
Inferred	2025	582,878	2.98	2.0 UG & 1.4 OP	93% UG & 85% OP

Notes:

1.	Classification of Mineral Resources is in accordance with the S-K classification system.
2.	Mineral Resources were estimated by IDR staff and reviewed and accepted by the QP’s.
3.	Mineral Resources are exclusive of Mineral Reserves.
4.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
5.	Revenues produced at the Golden Chest are subject to a 2% NSR Royalty.
6.	Bulk density was calculated based on laboratory testing of representative vein samples and applied to the vein shapes.
7.

Mineral Resources are estimated using 2 grams per tonne (gpt) for each of the underground (UG) zones. The surface portion of the resource was optimized using Vulcan pit optimizer with open pit mining costs from the operation and results in a surface resource with a cut-off grade of 1.4 gpt.

8.	Cutoff values used were calculated using the three-year trailing average gold price of $2,580 USD/Troy Oz and adjusted by IDR staff based on mining experience at the Golden Chest.
9.	Numbers may not add due to rounding.

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

In 2025, MSHA issued one citation for a Section 104 S&S violation at the New Jersey Mill. No S&S citations were issued at the Golden Chest Mine in 2025. Reference is made to Exhibit 95 to this report.

Individual Properties–MATERIAL EXPLORATION PROPERTIES

MINERAL HILL

Figure 4 – Mineral Hill Project Location Map

Overview & History

The Mineral Hill Project is a REE exploration stage property located approximately 48 kilometers (30 miles) northwest of the town of Salmon, Idaho. Mineral Hill is operated by IDR and consists of 118 unpatented lode mining claims situated in the greater Mineral Hill District in Township 24N, Range 19E, Sections 3, 4, 9, 10, 11, 13, 14, 15, 16, 22, 23, 24, and makes up approximately 2,380 acres. The project is located in the northern portion of the Idaho REE-Th Belt. The Mineral Hill mineral claims are located on public land, which is managed by the USFS. The claims require an annual maintenance fee of $200 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Mineral Hill as well as the investments to explore the project are expensed each year that they are paid. Therefore, Mineral Hill does not show on the Company’s books and does not qualify as a material property for financial purposes, rather the Company considers Mineral Hill material to its business due to qualitative factors such as the potential for the Company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known reserves on the Mineral Hill property.

Idaho Strategic initially staked the mining claims comprising the Mineral Hill Project in early 2020. Throughout Idaho Strategic’s ownership of the project, the Company has staked additional claims at its discretion based upon exploration conducted to date. 109 of the 118 unpatented lode claims are wholly owned by IDR and there are no underlying royalties. In 2025, IDR leased 9 additional unpatented lode claims from a private, 3rd party, which are subject to a 2% NSR.

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

Geology and Mineralization

The REE mineralization at the Mineral Hill Project is associated with a unique group of igneous rocks known as carbonatites. Carbonatites are carbonate rocks sourced from magmatic origins, with primary carbonate compositions exceeding 50%. The Mineral Hill Project contains three of the eight known carbonatite occurrences within the Mineral Hill District. The first carbonatite can be found in a northwest-trending seam which measures approximately 400 meters (1,300 feet) long and 90 meters (300 feet) wide; the other two occurrences appear to be smaller carbonatite plugs, measuring about 200 meters in diameter.

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

Present Condition & Recent Activities

From 2020 to present, Idaho Strategic has conducted surface sampling, geophysical surveys and geologic mapping on select areas of its mineral claims. The Mineral Hill Project has three carbonatite prospects with REE mineralization: Roberts, Cardinal, and Lee Buck. The Roberts occurrences outcrop along a northwest strike for greater than 400 meters and demonstrate high-grade REE mineralization in a number of surface samples. One sample taken by Company geologists returned assays of combined rare earth elements oxide in excess of 34%, including 3% neodymium. The Company’s samples show critical REEs like neodymium, praseodymium, and samarium in abundance. Similarly, as with IDR’s Diamond Creek property, REE’s are not the only valuable commodities. Gold and niobium may also be in profitable concentration as by-products. Recent samples collected from the Mineral Hill property, show assays with gold values up to 8.8 grams per ton and niobium as high as 0.50%. Exploration plans include further geologic mapping, sampling, and geophysical surveys in order to prepare the project for its inaugural drill program. The permitting process for a drill program at Mineral Hill is underway and any future drilling activities will be subject to permit approval and funding.

Moving forward, Idaho Strategic plans to advance the Mineral Hill Project by developing drill targets aimed at verifying the extent and grade of the carbonatites that the Company’s geologists have identified and mapped from the surface. There is no timeline for drill permit approval or projected timing of work. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities in order to provide an overview of Mineral Hill and why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the project, or for which the Company has not received the results back from lab testing.

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry to help make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to either ALS Minerals or ActLabs. ALS Minerals utilizes Ore Grade REE analysis (ME-MS81h), while ActLabs utilizes the 8-REE Assay Package (FUS-MS) and the 8-Nb205 – XRF Option.

LEMHI PASS

Figure 5 – Lemhi Pass Project Location Map

Overview & History

The Lemhi Pass Project is a REE and thorium exploration stage property located approximately 41 kilometers (25 miles) southeast of the town of Salmon, Idaho and stretches into Montana. Lemhi Pass is operated by IDR and consists of 678 total unpatented lode mining claims situated in the McDevitt Mining District, Lemhi County, Idaho in Township 18N, Range 25E, Sections 10, 20, 21, 28, 29, 32, 33; Township 19N, Range 24E, Sections 1, 2, 11, 12, 13, 14, 23, 24, 25, 26, 27; Township 19N, Range 25E, Sections 4, 5, 6, 7, 8, 9, 10, 15, 21, 22, 27, 28 (Boise Meridian) and in the Bloody Dick Mining District, Beaverhead County, Montana in Township 10S, Range 15W, Sections 20, 21, 22, 27, 28, 29, 34, 35 and Township 11S, Range 15W, Sections 10, 11, 14, 15, PB 38. Additionally, IDR has a mineral lease on 565 acres with the State of Idaho for Township 19N, Range 25E, Section 16. The project is in the southern portion of the Idaho REE-Th Belt and straddles the ID-MT border. The property package is mainly contiguous and makes up approximately 13,560 acres. 491 unpatented lode claims are situated in Idaho, while the remaining 187 unpatented lode claims are situated in Montana.

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

Idaho Strategic initially staked the mining claims comprising the Lemhi Pass Project in October 2021 and have added claims based upon exploration activities. 611 of the 678 unpatented lode claims are wholly owned by IDR and there are no underlying royalties. In 2025, IDR leased 67 additional unpatented lode claims from a private, 3rd party, which are subject to a 2% NSR. The Lemhi Pass mineral claims are located on BLM land and require an annual maintenance fee of $200 per claim per year which must be paid to the BLM by September 1 of each year. The State of Idaho mineral lease has a term of 20 years with an annual rent of $1,695, increased annually by 3%. The State of Idaho mineral lease has a minimum annual royalty of $1,000 in years 1 through 5 and $2,500 in years 6 through 20.

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

Geology and Mineralization

The Company initially staked the Lemhi Pass Project to target an area with the greatest concentration of known veins where the Lemhi Pass, Dan Patch, and Bull Moose faults intersect or approach one another. REE and thorium mineralization at Lemhi Pass is occasionally found in the REE mineral monazite. Monazite is a phosphate mineral and most of the Company’s strongest REE values are associated with phosphorus. The monazite at Lemhi Pass occurs as opaque, subhedral, yellow-green to reddish-brown crystals which are mostly microscopic in size, making it hard to detect with the naked eye. Samples taken by the USGS of 31 vein samples, showed TREO contents ranging from 0.073% to 2.20% Staatz (1972a). IDR sampling showed total rare earths assays up to 6% validating Company belief that the Lemhi Pass District is largely underexplored for REE’s; since their discovery in the district was ancillary, to the government’s search for nuclear related fuels in the 1950’s.

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

Present Condition & Recent Activities

To date, Idaho Strategic has conducted surface sampling, geologic mapping, and trenching programs throughout its ownership of the mineral claims from 2021 to present. Select Idaho Strategic sample and trench results have revealed rare earth grades ranging from 0.67% TREO to 6% TREO from areas of the project that had not been well tested for REE’s in the past.

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

Quality Control Procedures

The procedures taken to ensure quality and reliability of the Company’s samples and assays are as follows:

Representative surface outcrop samples collected over time, in the normal course of business and reported by the company, come from geologic outcrops identified during surface reconnaissance and are mapped/recorded by on-site professional geologist. The samples are identified by a “one-of-a-kind” label and bagged for secure “chain-of-command” transport to a certified assay laboratory. Idaho Strategic geologists use the assay results to interpret geologic mapping, geophysics and geochemistry to help make an informed decision for targeting purposes. The samples that Company geologists determined warranted further analysis were sent for assay to either ALS Minerals or ActLabs. ALS Minerals utilizes Ore Grade REE analysis (ME-MS81h), while ActLabs utilizes the 8-REE Assay Package (FUS-MS) and the 8-Nb205 – XRF Option.

DIAMOND CREEK

Figure 6 – Diamond Creek Project Location Map

Overview & History

The Diamond Creek Project is a REE exploration stage property located approximately 13 kilometers (8 miles) north-northwest of the town of Salmon, Idaho. Diamond Creek is operated by IDR and consists of 244 unpatented lode mining claims situated in the Eureka Mining District Lemhi County, Idaho in Township 23N, Range 21E, Sections 2, 3, 10, 11, 14, 15, 23, 25, 26, 27, 34, 35; Township 22N, Range 21E, Sections 1 and 2 (Boise Meridian) and makes up approximately 4,900 acres.

The Diamond Creek Project is located in the central portion of the Idaho REE-Th Belt. The Diamond Creek mineral claims are located on public lands managed by the USFS. The claims require an annual maintenance fee of $200 per claim per year which must be paid to the BLM by September 1 of each year. The claims fees necessary to obtain and hold the mineral rights at Diamond Creek as well as the investments to explore the project are expensed each year that they are paid. Therefore, Diamond Creek does not show on the Company’s books and does not qualify as a material property for financial purposes, rather the Company considers Diamond Creek material to its business due to qualitative factors such as the potential for the Company’s projects to be advanced toward future production on an unknown timeline, and the potential importance of rare earth elements in low-carbon technology and national defense technology, which could see increased demand in the future. To date, Idaho Strategic has not established any known mineral reserves or resources on the Diamond Creek Project.

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

The Company previously obtained all necessary permits to drill the Diamond Creek Project in 2022. After drilling, all reclamation was completed and approved by the USFS. An additional drilling POO has been submitted and approved by the USFS for the 2025 and 2026 field seasons. The new POO will expand on the 2022 results at Lucky Gem and Contact areas as well as additional drilling targeting REE mineralization on the southern end of the Diamond Creek Project in the area known as Simer. To date, there has not been a technical report, feasibility study, or resource estimate conducted by Idaho Strategic. The Company has provided a summary of exploration activities to provide an overview of Diamond Creek and demonstrate why the Company views this project favorably. Idaho Strategic has excluded exploration results from this report which either did not return the targeted mineralization, did not aid in providing a brief overview of the Project, or for which the Company has not received the results back from lab testing, if any.

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

Internal Controls on Exploration and Development Drilling Programs

Exploration and development drilling programs are performed using industry standard quality control methods for drilling, logging, sampling, and analytical procedures. The laboratory used by IDR for sample preparation and analyses is: American Analytical Services, Inc. (“AAS”), located at 59148 Silver Valley Rd, Osburn, ID 83849. AAS is ISO 17025 Certified for Mineral and Ore Chemical Testing. Fire assaying is the only method used to quantify gold in core samples and muck samples. Occasionally, Inductively Coupled Plasma (“ICP”) is used for multi-element analysis.

IDR’s Quality Assurance/Quality Control (“QA/QC”) program has been in place since the GCLLC JV in 2011. The QA/QC program consists of inserting blanks and commercially certified standards into the sample stream. A blank or a standard is inserted into the sample sequence at least every 10 samples. All standards are commercially certified and have been prepared in advance by accredited labs. The QP’s reviewed the results of blank assays and only 3 of 591 samples returned an assay greater than the detection limit for fire assay, 0.060 gpt gold, which were considered acceptable results.

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

The sampling methods meet industry standard practices and are adequate for mineral resource and mineral reserve estimation and mine planning purposes. Sampling was conducted by appropriately qualified personnel under direct supervision of appropriately qualified geologists. Sample collection procedures used meet industry best practices. Sample preparation procedures meet industry best practices. QA/QC results produce acceptable results. Security procedures are consistent with industry standards. The databases are managed in a secure area using modern, commonly used software by trained staff. The staff are experienced in the nuances of narrow vein mining and treat the model with their experience in mind.

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

As of March 1, 2026, there were approximately 250 shareholders of record of the Company's common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Transfer Agent

The transfer agent for the Company's common stock is Equiniti Trust Company, LLC: 48 Wall Street, Floor 23, New York, NY 10005.

Securities Authorized for Issuance Under Equity Compensation Plans

In April 2014 the Board of Directors of the Company established a stock option plan (“2014 Equity Incentive Compensation Plan”) to authorize the granting of stock options to officers and employees. Upon exercise of the options, shares are issued from the available authorized shares of the Company.

In May 2023, a new equity incentive plan (“2023 Equity Incentive Compensation Plan”) was voted on, and approved, by the shareholders of the Company. This plan allows for the issuance of up to 1,225,600 shares of the Company’s common stock in the form of stock options (which may be incentive stock options or nonqualified stock options) or other stock-based awards, such as stock appreciation rights, restricted stock, restricted stock units and performance shares. As of December 31, 2025, 400,000 options have been granted under this new plan.

No additional fees are paid for attendance at Board of Directors’ meetings, committee membership or committee chairmanship.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2014 Equity Incentive Compensation Plan approved by the board	0	0	0
2023 Equity Incentive Compensation Plan approved by the board and shareholders	329,375	$11.50	825,600
Equity compensation plans not approved by the board	0	0	0
Total	329,375	$11.50	825,600

Recent Sales of Unregistered Securities

If the Company pays for goods and services with restricted common stock, the policy is to determine the fair value of the goods or services to determine the number of corresponding shares to be issued. When applicable, an agreed upon price for the Company’s common stock is used that considers the bid/offer price as quoted by the NYSE-American.

There were no sales of unregistered securities in 2025.

ITEM 6. [RESERVED]

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Idaho Strategic is a gold producer and critical minerals exploration company focused on a diversified asset base and cash flows from operations. Its portfolio of mineral properties are located in the historic producing silver and gold districts of the Coeur d’Alene Mining region of north Idaho and the Elk City region of north-central Idaho, as well as the historic REE-Th Belt located near the city of Salmon in central Idaho.

The Company’s plan of operation is to generate positive cash flow, increase its gold production and asset base over time while being mindful of corporate overhead. The Company’s management is focused on utilizing its in-house technical and operating skills to build a portfolio of producing mines and milling operations with a focus on gold production and critical minerals exploration.

The Company’s gold properties include: the Golden Chest (currently in production), and the New Jersey Mill (majority ownership interest), as well as the Little Baldy and Niagara exploration properties and other less advanced properties. The Company’s primary focus as it relates to its gold properties is to continue to grow production at the Golden Chest Mine and look to reinvest the cash flow into both the Golden Chest, the New Jersey Mill, and furthering its exploration efforts near the Golden Chest, as well as at its REE properties.

In addition to its gold properties, Idaho Strategic has three REE exploration properties in Idaho known as Mineral Hill, Lemhi Pass, and Diamond Creek. The Company’s expansion into REE’s came about in an effort to diversify its holdings towards the anticipated demand for these elements in advanced robotics, low-carbon technologies, and a renewed focus on the United States’ domestic critical minerals supply chain security for national defense. To date, Idaho Strategic has conducted numerous exploration programs on its REE properties which include mapping, sampling, trenching, and drilling of certain areas within the Company’s 21,385-acre landholdings.

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

Critical Accounting Estimates

The SEC has requested that all registrants address their most critical accounting policies. The SEC has indicated that a “critical accounting policy” is one which is both important to the representation of the registrant’s financial condition and results and requires management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. The Company bases its estimates on experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results will differ and may differ materially from these estimates under different assumptions or conditions. Additionally, changes in accounting estimates could occur in the future from period to period. Company management has discussed the development and selection of the most critical financial estimates with the Audit and Finance Committee of the Company’s Board of Directors. The following paragraphs identify the most critical accounting policies:

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the transaction price can be reasonably estimated for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in the Company’s concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, the expected value method is used to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2025, metals that had been sold but not final settled included 6,103 ounces of gold of which 5,089 ounces were sold at a predetermined price with the remaining 1,014 ounces exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the balance sheet is based on an estimate of the future cost to recover and remediate Company properties as required by permits upon cessation of operations and may differ when operations actually cease. At December 31, 2025, the Company made an estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations cease would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that would be presently incurred. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Periodic reviews are made of the remaining life of the mine and other operations, and the estimated remediation costs upon closure, and account balances are adjusted accordingly. At this time, the Company thinks that an adjustment in its asset recovery obligation is not required, and an adjustment in future periods would not have a material impact in the year of adjustment but would change the amount of the annual accretion and amortization costs charged to expenses by an undetermined amount.

Amortization of development costs is calculated using the units-of-production method over the expected life as per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360-10-35-4. This includes the cost to define proven and probable reserves and measured and indicated resources accessible via the Main Access Ramp (“MAR”). Measured resources are 90-100% interpolated, and indicated resources 75-80% interpolated, using a 2 grams per tonne gold cut-off grade at the diluted minimum mining width. Conservative estimation parameters (three samples within 25 meters for measured, two within 50 meters for indicated) and economic factors ensure viability. Inferred resources are excluded to reduce uncertainty, and therefore, the volumes are risk-adjusted. Assumptions are regularly evaluated, with material deviations disclosed to ensure a systematic and rational cost allocation. More information on the Company’s reserves and resources can be found in the Technical Report Summary For the Golden Chest Mine which is included as Exhibit 96.1 to this Form 10-K.

Golden Chest Highlights for 2025 include:

•	Produced a total of 12,538 ounces of gold contained in concentrates and doré.
•	Mining was focused on the high-grade H-Vein at the Golden Chest mine.
•	Mined 41,840 tonnes of ore from the H-Vein underground at the Golden Chest Mine at an average grade of 10.14 gpt gold and completed 315 meters of development on the MAR and 116 meters of related development for sumps, muck-bays, and escape raises. Additionally, about 700 meters of stope access ramps were completed during the year.
•	Processed 41,840 dry metric tonnes at the Company’s New Jersey Mill with an average gold head grade of 10.14 gpt and gold recovery of 93.0%.
•	Completed 19,362 meters of core drilling at the Golden Chest at the Paymaster, H-Vein, Red Star, Jumbo, and Klondike areas. About half of the meterage was dedicated to converting Paymaster Mineral Resources to Mineral Reserves.
•	A highlight of 2025 exploration was drifting from the Jumbo Pit portal that intercepted the Jumbo vein and found 25 meters of vein strike length with an average thickness of 0.52 meters at a gold grade of 85 gpt.

REE Exploration Highlights for 2025 include:

•	During the year the Company executed a long-term lease agreement for the mineral claims comprising approximately 1,500 acres of various in-holdings within the Company’s Mineral Hill and Lemhi Pass REE projects. Key prospects covered by the mineral claims leased by the Company include Cardinal (Mineral Hill), Lucky Horseshoe (Lemhi Pass, Idaho), Silver Queen (Lemhi Pass, Idaho), Last Chance (Lemhi Pass, Montana), Trapper (Lemhi Pass, Montana), and other prospects. Later in the year, Idaho Strategic sampled greater than 17.6% total REEs from the Cardinal prospect.
•	Idaho Strategic announced the signing of a Memorandum of Understanding with Clean Core Thorium Energy, Inc. (“CCTE”) to evaluate the feasibility of thorium mining, processing, and fuel fabrication to facilitate a “Made in America” thorium-based nuclear fuel supply chain utilizing thorium from the Company’s Lemhi Pass project and CCTE’s ANEEL fuel- an advanced nuclear fuel comprised of thorium and high assay low-enriched uranium for use in existing nuclear reactors.
•	The Company announced the discovery of a carbonatite with strong REE mineralization at the Lucky Horseshoe prospect within the Lemhi Pass project. Initial samples taken from outcrop assayed up to 6.14% total rare earth oxides with ratios of 65% magnet rare earth oxides (Nd, Pr, Dy, Tb) and 11% SEG oxides (Sm, Eu, Gd).
•	Idaho Strategic initiated a large-scale geophysics program across its Mineral Hill and Lemhi Pass projects including LiDAR, magnetics, and radiometrics surveys.
•	The Company initiated a soil sampling program covering many key prospects across the Idaho portion of its Lemhi Pass project. Initial success of the program at identifying areas of anomalous REEs in soils has led to an extension of the project scope. Soil sampling work will be utilized to aid in the planning of drill programs and other future exploration work.
•	Idaho Strategic completed its inaugural phase 1 drill program at a single prospect at Lemhi Pass. The program drilled 2,056 meters during the fourth quarter with logging and sampling ongoing.

Results of Operations

Idaho Strategic’s financial performance for the years ended December 31, 2025, and 2024 is summarized below:

•	Revenue from concentrate sales increased 64.6% to $42,406,253 for the year ending December 31, 2025, compared to $25,765,373 for the comparable period in 2024. The increase was due to 665 more ounces of gold sold during the year, as well as higher realized gold prices recognized on concentrate sales. Realized gold price for 2025 was $3,583.43 vs $2,306.86 in 2024. Ore from the H-vein is anticipated to be the primary source of ore for 2026 as it was in 2025.
•	Gross profit for the year ended December 31, 2025 was $26,205,927 compared to a gross profit of $12,950,493 in 2024. This resulted in an increase in gross profit as a percentage of sales from 50.3% in 2024 to 61.8% in 2025. This increase is attributable to the higher head grade from H-Vein ore processed at the Company’s New Jersey Mill, as well as higher gold prices recognized on concentrate sales.
•	Net income for the year ended December 31, 2025 was $16,631,198 compared to net income for the year ended December 31, 2024 of $8,753,377. The increase was primarily due to higher gold prices.
•	The consolidated net income included non-cash charges of $4,556,936 ($1,973,746 in 2024) as follows: depreciation and amortization of $2,338,100 ($1,953,388 in 2024), accretion of asset retirement obligation of $20,042 ($18,761 in 2024), loss on disposal of equipment of $343,945 ($1,431 in 2024), equity income on investment in Buckskin Gold and Silver, Inc. $3,646 ($2,667 in 2024), write down of reclamation bond $0 ($300 in 2024) stock-based compensation of $1,505,244 ($0 in 2024), unrealized gain on equity securities and mutual funds of $110,092 ($0 in 2024), amortization of discount on US treasury notes of $37,197 ($2,080 in 2024), and accrued income tax liability of $426,146 ($0 in 2024).
•	Cash cost per ounce increased $116.80 compared to 2024 due to slightly higher input costs.
•	All-in sustaining cost per ounce increased $417.74 compared to 2024 due to increased exploration at the Golden Chest which also increased sustaining capital. Adjusted all-in sustaining cost per ounce without exploration was $1,494.75 and $1,256.16 for 2025 and 2024, respectively.
•	Gold sales receivable increased to $3,912,922 from $1,578,694 at December 31, 2025 compared to 2024.
•	The Company saw an increase in exploration expenses of $4,716,900 for 2025 due to the expanded drilling program at the Golden Chest mine for development and exploration purposes.

Cash Costs and All-In Sustaining Costs Reconciliation to Generally Accepted Accounting Principles (“GAAP")

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and All-In Sustaining Costs (“AISC”) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and AISC per ounce produced for the Company’s gold production for the years ended December 31, 2025, and 2024. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 94% of ounces produced after smelting and refining charges are deducted.

Cash cost per ounce is an important operating measure that we utilize to measure operating performance. AISC per ounce is an important measure that we utilize to assess net cash flow after costs for pre-development, exploration, reclamation, and sustaining capital. Current GAAP measures used in the mining industry, such as cost of goods sold do not capture all the expenditures incurred to discover, develop, and sustain gold production. During 2024, the Company adjusted the method of calculating sustaining capital to better reflect actual costs required to sustain mining operations. Prior periods have been restated in the table below to reflect this change. Idaho Strategic calculates sustaining capital by including depreciation and amortization as an estimate of property, plant, and equipment wear and tear necessary to maintain production capacity, plus Golden Chest capitalized development costs, net of current period amortization, to reflect expenses for sustaining mine access and gold production.

	December 31,
	2025	2024
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$16,200,326	$12,814,880
Less depreciation, depletion, amortization and stock-based compensation	(3,265,706)	(1,953,388)
Change in inventory	(65,188)	(23,243)
Cash Cost	$12,869,432	$10,838,249
Exploration	7,637,435	2,920,535
Less non-gold exploration and stock-based compensation	(2,659,417)	(324,333)
Sustaining capital	5,974,247	3,385,893
General and administrative	1,092,822	763,040
Less stock-based compensation and other non-cash items	(769,124)	(20,058)
AISC	$23,719,249	$17,563,326
Divided by ounces produced	12,538	11,915
Cash cost per ounce	$1,026.43	$909.63
AISC per ounce	$1,891.79	$1,474.05

Financial Condition and Liquidity

	For the Years Ended December 31,
Net cash provided (used) by:	2025	2024
Operating activities	$19,101,691	$10,840,886
Investing activities	(61,458,139)	(20,762,889)
Financing activities	51,139,312	8,741,905
Net change in cash and cash equivalents	8,782,864	(1,180,098)
Cash and cash equivalents, beginning of period	1,106,901	2,286,999
Cash and cash equivalents, end of period	$9,889,765	$1,106,901

The Company has retained earnings of approximately $8.3 million at December 31, 2025 and earned a consolidated net profit in 2025 of $16,631,198. The Company’s working capital at December 31, 2025 is $47,669,136. The Company is currently producing from underground at the Golden Chest. During 2025, production generated positive cash flow from operations of $19,101,691 compared to a positive cash flow from operations of $10,840,886 in 2024. Planned production for the next 18 months indicates a positive cash flow from operations will continue as underground mining of the H-Vein and Jumbo vein remains the primary source of ore feed for the mill. In prior years, the Company has been successful in raising required funds for ongoing operations from sale of its common stock or borrowing. Management believes it can meet its contractual obligations with continuing cash flows from operations, existing cash, and potential financings for the next 18 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Idaho Strategic Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Idaho Strategic Resources, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company's independent auditor since 2003.

Assure CPA, LLC

Spokane, Washington

March 23, 2026

PCAOB Firm ID: 444

Idaho Strategic Resources, Inc.

Idaho Strategic Resources, Inc. Consolidated Balance Sheets December 31, 2025 and 2024

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,889,765	$1,106,901
Investment in US treasury notes	27,679,881	7,775,193
Investment in equity securities	4,129,521	-
Investment in mutual funds	3,957,497	-
Gold sales receivable	3,912,922	1,578,694
Inventories	965,112	899,924
Joint venture receivable	12,760	2,892
Other current assets	799,261	378,469
Total current assets	51,346,719	11,742,073

Property, plant and equipment, net of accumulated depreciation	19,503,962	12,904,065
Mineral properties, net of accumulated amortization	15,742,370	10,573,349
Investment in Buckskin Gold and Silver, Inc.	345,082	341,436
Investment in joint venture	435,000	435,000
Investment in US treasury notes, non-current	27,651,843	7,208,930
Reclamation bonds	355,220	249,110
Deposits	858,534	567,667
Total assets	$116,238,730	$44,021,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,904,589	$1,006,078
Accrued payroll and related payroll expenses	409,212	564,090
Notes payable, current portion	1,029,336	709,381
Income taxes payable	334,446	-
Total current liabilities	3,677,583	2,279,549

Asset retirement obligations	325,451	305,409
Notes payable, long term	1,302,048	1,023,358
Deferred income tax liability	91,700	-
Total long term liabilities	1,719,199	1,328,767

Total liabilities	5,396,782	3,608,316

Commitments and Contingencies (Note 5 and 12)	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; 15,705,199 and 13,665,058 shares issued and outstanding, respectively	99,828,021	46,059,318
Retained earnings (accumulated deficit)	8,341,721	(8,373,953)
Total Idaho Strategic Resources, Inc. stockholders’ equity	108,169,742	37,685,365
Non-controlling interest	2,672,206	2,727,949
Total stockholders' equity	110,841,948	40,413,314

Total liabilities and stockholders’ equity	$116,238,730	$44,021,630

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Operations For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenue-gold sales	$42,406,253	$25,765,373

Cost of sales:
Cost of sales and other direct production costs	13,862,226	10,861,492
Depreciation and amortization	2,338,100	1,953,388
Total cost of sales	16,200,326	12,814,880

Gross profit	26,205,927	12,950,493

Other operating expenses:
Exploration	7,637,435	2,920,535
Loss on disposal of equipment	343,945	1,431
Management	945,579	407,715
Professional services	585,145	432,237
General and administrative	1,092,822	763,040
Total other operating expenses	10,604,926	4,524,958

Income from operations	15,601,001	8,425,535

Other (income) expense:
Equity income on investment in Buckskin Gold and Silver, Inc.	(3,646)	(2,667)
(Gain) loss on investment in equity securities and mutual funds	(110,092)	453
Timber revenue	(9,679)	(19,406)
Dividend income	(50,881)	-
Interest income	(1,282,045)	(389,517)
Interest expense	-	83,295
Total other (income) expense	(1,456,343)	(327,842)

Income before income taxes	17,057,344	8,753,377
Income tax provision	426,146	-

Net income	16,631,198	8,753,377

Net loss attributable to non-controlling interest	(84,476)	(83,308)
Net income attributable to Idaho Strategic Resources, Inc.	$16,715,674	$8,836,685

Net income per common share-basic	$1.15	$0.68

Weighted average common shares outstanding-basic	14,489,196	13,026,487

Net income per common share-diluted	$1.14	$0.67

Weighted average common shares outstanding-diluted	14,701,346	13,197,308

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2025 and 2024

	Common Stock Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit) Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Stockholders’ Equity
Balance, December 31, 2023	12,397,615	$34,963,739	$(17,210,638)	$2,782,497	$20,535,598
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	28,760	28,760
Issuance of common stock for cash, net of issuance costs	766,293	9,120,521	-	-	9,120,521
Issuance of common stock for warrants exercised	289,294	1,695,047	-	-	1,695,047
Issuance of common stock for stock options exercised	50,002	280,011	-	-	280,011
Issuance of common stock for cashless stock options exercised	161,854	-	-	-	-
Net income (loss)	-	-	8,836,685	(83,308)	8,753,377
Balance, December 31, 2024	13,665,058	$46,059,318	$(8,373,953)	$2,727,949	$40,413,314

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	28,733	28,733
Stock-based compensation	-	1,505,244	-	-	1,505,244
Issuance of common stock for cash, net of issuance costs	1,941,499	52,027,149	-	-	52,027,149
Issuance of common stock for stock options exercised	31,500	236,310	-	-	236,310
Issuance of common stock for cashless stock options exercised	67,142	-	-	-	-
Net income (loss)	-	-	16,715,674	(84,476)	16,631,198
Balance, December 31, 2025	15,705,199	$99,828,021	$8,341,721	$2,672,206	$110,841,948

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc. Consolidated Statements of Cash Flows For the Years Ended December 31, 2025 and 2024
	2025	2024
Cash flows from operating activities:
Net income	$16,631,198	$8,753,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,338,100	1,953,388
Accretion of asset retirement obligation	20,042	18,761
Loss on disposal of equipment	343,945	1,431
Unrealized (gain) on investment in equity securities and mutual funds	(110,092)	-
Loss on investment in equity securities	-	453
Equity income on investment in Buckskin Gold and Silver, Inc.	(3,646)	(2,667)
Write down of reclamation bond	-	300
Stock-based compensation	1,505,244	-
Amortization of discount on US treasury notes	37,197	2,080
Deferred tax expense	91,700	-
Change in operating assets and liabilities:
Gold sales receivable	(2,334,228)	(539,827)
Inventories	(65,188)	(23,243)
Joint venture receivable	(9,868)	(812)
Other current assets	(420,792)	(141,632)
Accounts payable and accrued expenses	898,511	521,857
Accrued payroll and related payroll expenses	(154,878)	297,420
Income taxes payable	334,446	-
Net cash provided by operating activities	19,101,691	10,840,886
Cash flows from investing activities:
Purchases of property, plant, and equipment	(6,714,393)	(2,219,147)
Proceeds from sale of equipment	66,155	6,372
Deposits on equipment	(945,786)	(1,178,185)
Additions to mineral properties	(5,096,281)	(2,392,822)
Purchase of mineral property	(300,000)	-
Purchase of reclamation bonds	(106,110)	(5,000)
Refund of reclamation bonds	-	6,900
Purchase of US treasury notes	(51,759,798)	(17,465,887)
Maturity of US treasury notes	11,375,000	2,479,684
Proceeds from sale of investment in equity securities	-	5,196
Purchase of equity securities	(4,026,781)	-
Purchase of mutual funds	(3,950,145)	-
Net cash used by investing activities	(61,458,139)	(20,762,889)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	52,027,149	9,120,521
Proceeds from issuance of common stock for warrants exercised	-	1,695,047
Proceeds from issuance of common stock for stock options exercised	236,310	280,011
Principal payments on notes payable	(1,152,880)	(2,382,434)
Contributions from non-controlling interest	28,733	28,760
Net cash provided by financing activities	51,139,312	8,741,905
Net change in cash and cash equivalents	8,782,864	(1,180,098)
Cash and cash equivalents, beginning of year	1,106,901	2,286,999
Cash and cash equivalents, end of year	$9,889,765	$1,106,901
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Deposit on equipment applied to purchase	$654,919	$895,597
Notes payable for equipment	2,615,677	1,148,521
Note payable for mineral property	-	650,000
Note payable assumed by 3rd party	792,779	-
Principal payments on notes payable paid by 3rd party	71,373	-

The accompanying notes are an integral part of these consolidated financial statements.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

1. Description of Business

Idaho Strategic was incorporated as an Idaho corporation on July 18, 1996. The Company’s primary business is exploring for, developing, and extracting gold, and to a lesser extent, silver, and base metal mineral resources in the greater Coeur d’Alene Mining District of North Idaho. From an operational perspective, the Company produces gold at the Golden Chest Mine located in the Murray Gold Belt area of the world-class Coeur d’Alene Mining District, north of the prolific Silver Valley. Following its consolidation of the Murray Gold Belt for the first time in over 100-years, the Company has the largest private land position in the area.

In addition to gold and gold production, the Company maintains an important strategic presence in the U.S. Critical Minerals sector, specifically focused on the more “at-risk” rare earth elements “(REE”)’s. Its business strategy is to grow its asset base and mineral production over time while advancing its REE projects. The Company’s Mineral Hill and Diamond Creek REE properties are included the U.S. national REE inventory as listed in United States Geological Survey (“USGS”), Idaho Geological Survey (“ IGS”), and Department of Energy (“DOE”) publications. Both projects are located near Salmon, Idaho.

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

Accounting for Investments in Joint Ventures (“JVs”) and Equity Method Investments

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

Equity Method Investments

Investments in companies and JVs in which the Company exercises significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the consolidated statements of operations. Upon investment, the Company assesses whether a step up in basis of the investee’s net assets has occurred and, if so, adjust its share of net earnings or losses by related depreciation and amortization expense. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. As changes in ownership percentage of the Company’s investments occur, the Company assesses whether we can exercise significant influence and account for under the equity method. If the Company’s ownership percentage of the company or venture in which it has an investment changes, a gain or loss on the investment is recognized in the period of change. At December 31, 2025, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 9).

At December 31, 2025 and 2024, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	December 31, 2025			December 31, 2024
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity Method	37%	Yes	Equity Method

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Non-controlling Interest

Non-controlling interests in the net assets of consolidated subsidiaries are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interests represent non-controlling investor’s initial contribution at the date of the original acquisition, ongoing contributions, and percentage share of earnings and losses since inception.

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

Sales and accounts receivable for concentrate shipments are recorded net of charges by the customer for treatment, refining, smelting losses, and other charges negotiated with the customers. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Costs charged by customers include fixed costs per ton of concentrate and price escalators. Refining, selling, and shipping costs related to sales of doré and metals from doré are recorded to cost of sales as incurred. See Note 13 for more information on the sales of products.

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

Income Taxes

Income taxes are recognized in accordance with Accounting Standards Codification 740 Income Taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At December 31, 2025, the Company’s investments in equity securities and mutual funds as well as its gold receivable were measured at fair value. At December 31, 2024, only the Company’s gold sales receivable was measured at fair value. Due to the time elapsed from shipment to the customer and the final settlement with the customer, management must estimate the prices at which sales of gold concentrates will be settled. Previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement by the customer. See Note 13 for further information.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, reclamation bond, equity method investments, investments in US treasury notes, and notes payable approximate their fair values.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) attributable to the Company excluding net income (loss) attributable to a non-controlling interest by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the years ended December 31, 2025, and 2024, such common stock equivalents are included in the calculation of diluted net income per share for each period as follows:

	December 31, 2025	December 31, 2024
Net income	$16,631,198	$8,753,377
Weighted average shares-basic	14,489,196	13,026,487
Effect of dilutive potential common shares from stock options	212,150	118,400
Effect of dilutive potential common shares from warrants	-	52,421
Weighted average shares-diluted	14,701,346	13,197,308
Net income per share-basic	$1.15	$0.68
Net income per share-diluted	$1.14	$0.67

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

Amortization of development costs is calculated using the units-of-production method over the expected life as per the Financial Accounting Standards Board (“FASB”). This includes the cost to define proven and probable reserves and measured and indicated resources accessible via the Main Access Ramp (“MAR”). Inferred resources are excluded to reduce uncertainty, and therefore, the volumes are risk-adjusted. Assumptions are regularly evaluated, with material deviations disclosed to ensure a systematic and rational cost allocation.

Claim Fees

Unpatented claim fees paid at time of staking are expensed when incurred. Recurring renewal fees which are paid annually are recorded as other current assets and expensed over the course of the year.

Reclassifications

Certain reclassifications have been made to conform the amounts presented in the December 31, 2024 financial statements to the current presentation. These reclassifications have no effect on the results of operations, stockholders’ equity and cash flows as previously reported.

Impairment of Long-Lived Assets

The Company evaluates the carrying amounts of its long-lived assets for impairment whenever events and circumstances indicate the carrying value may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If such events and circumstances exist, estimated undiscounted future net cash flows from each long-lived asset is calculated using estimated future production, three-year average metals prices, operating capital and costs, and reclamations costs. If the carrying value exceeds the undiscounted future net cash flows, estimated discounted future net cash flow is calculated. An impairment loss is recognized when the estimated discounted future cash flows expected to result from the use of an asset are less than the carrying amount of the specific asset group. The Company’s estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s long-lived assets.

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

Reclamation Bonds

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. In 2024, the Company deposited $5,000 in additional bonds for a mineral lease and received $6,900 of the remaining $7,200 on the Diamond Creek drilling bond from 2022. The final $300 for this bond was written off as an exploration expense during that year. The balance at December 31, 2024 was $249,110. In 2025, the Company deposited $106,110 in additional bonds for drilling and for a mineral lease. The balance at December 31, 2025 is $355,220.

Stock-Based Compensation

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock or options to purchase shares of common stock are measured at fair value of the equity interest issued. The fair value of common stock awards is determined based upon the closing price of the Company’s stock on the date of the award. The Company estimates the fair value of stock-based compensation of options using the Black-Scholes model, which requires the input of some subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected life”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimate of the fair value of stock-based compensation. Any forfeitures of stock options are recognized as they occur. If stock options are granted on a vesting schedule, the stock-based compensation is expensed on a graded schedule based on the vesting period of each tranche of stock options.

Investments in Equity Securities or Mutual Funds

Investments in equity securities are generally measured at fair value, while investments in mutual funds are generally measured at net asset value (“NAV”). Unrealized gains and losses for equity securities or mutual funds resulting from changes in fair value or NAV, respectively, are recognized in current earnings. If an equity security or mutual fund does not have a readily determinable fair value or NAV, respectively, the Company may elect to measure the investment at its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer. At the end of each reporting period, the Company reassesses whether an investment in equity security or mutual fund without a readily determinable fair value or NAV, respectively, qualifies to be measured at cost less impairment, considers whether impairment indicators exist to evaluate if an investment in  an equity security or mutual fund is impaired and, if so, record an impairment loss. Upon sale of an equity security or mutual fund, the realized gain or loss is recognized in current earnings. Dividends received from investments in equity securities or mutual funds are recognized in current earning.

Investments in US Treasury Notes

The Company holds short- and long-term investments in US treasury notes and are classified as held to maturity based on management’s intent and ability to hold them to maturity. Such debt securities are accounted for at cost on the acquisition date, adjusted for unamortized purchase premiums and discounts and are amortized using the effective interest method over the stated terms of the securities. Amortization of the premium or discount is included in interest income on the consolidated statement of operations. Interest income is recognized when earned.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

Accounting Standards Updates Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. As the amendments apply to income tax disclosures only, the Company does not expect adoption to have a material impact on its consolidated financial statements and disclosures. The Company retrospectively adopted the amended tax disclosures in its financial statements for the year ended December 31, 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the ASU to determine its impact on the consolidated financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3. Inventories

At December 31, 2025 and 2024, inventories consisted of the following:

	2025	2024

Total concentrate inventory (finished goods)	$300,534	$334,033

Supplies inventory
Mine parts and supplies	549,053	475,336
Mill parts and supplies	115,525	90,555
Total supplies inventory	664,578	565,891

Total	$965,112	$899,924

4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2025 and 2024 consisted of the following:

	2025	2024
Mine Equipment	12,536,011	8,223,596
Accumulated Depreciation	$(4,679,153)	$(3,845,349)
Total Mine Equipment	7,856,858	4,378,247

Mill Equipment	10,415,564	7,580,452
Accumulated Depreciation	(3,277,234)	(2,453,673)
Total Mill Equipment	7,138,330	5,126,779

Buildings	3,934,123	2,715,931
Accumulated Depreciation	(404,052)	(295,595)
Total Buildings	3,530,071	2,420,336

Land	978,703	978,703

Total	$19,503,962	$12,904,065

For the years ended December 31, 2025 and 2024, depreciation expense for property, plant, and equipment was as follows:

December 31, 2025	December 31, 2024
$2,110,840	$1,835,854

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

5. Mineral Properties

Mineral properties at December 31, 2025 and 2024 are as follows:

	2025	2024
Golden Chest
Mineral Property	$5,683,026	$5,159,084
Infrastructure	9,594,667	4,722,328
Total Golden Chest	15,277,693	9,881,412
New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Less accumulated amortization	(511,293)	(284,033)
Total	$15,742,370	$10,573,349

During 2025, the Company purchased the Little Baldy property adjacent to the Golden Chest Mine for $300,000.

For the years ended December 31, 2025 and 2024, amortization expense for mineral properties was as follows:

December 31, 2025	December 31, 2024
$227,260	$117,534

For the years ended December 31, 2025 and 2024, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows:

December 31, 2025	December 31, 2024
$201,327	$98,330

Golden Chest

The Golden Chest is an underground mine project currently producing for the Company located near Murray, Idaho consisting of 34 patented claims (449 acres) and 217 unpatented claims (4,300 acres). A 2% NSR is payable on production at certain portions of the Golden Chest to a former joint venture partner. Royalty expense of $812,456 and $510,186 was recognized as costs of sales and other direct production costs in the years ended December 31, 2025, and 2024, respectively. The greater Murray Area property package includes an additional 84 patented claims (1,510 acres) and 744 unpatented claims (14,880 acres) which is incorporated in the Golden Chest total.

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

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

6. Notes Payable

At December 31, 2025 and 2024, notes payable are as follows:

	2025	2024
Mine Equipment Weighted average interest rate of 7.30%, and weighted average remaining term of 2.5 years as of December 31, 2025	$1,581,098	$962,384
Mill Equipment Weighted average interest rate of 8.05%, and weighted average remaining term of 3.4 years as of December 31, 2025	535,766	540,773
Buildings/Land Weighted average interest rate of 7.00%, and weighted average remaining term of 1.4 years as of December 31, 2025	214,520	229,582
Total notes payable	2,331,384	1,732,739
Due within one year	1,029,336	709,381
Due after one year	$1,302,048	$1,023,358

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at December 31, 2025 are as follows:

2026	$1,029,336
2027	738,312
2028	266,533
2029	199,696
2030	97,507
Total	$2,331,384

7. Asset Retirement Obligations

The Company has established asset retirement obligations associated with the ultimate closing of its mineral properties where there has been or currently is operations. Obligations were established for the New Jersey Mill in 2014 and the Golden Chest in 2016. Activity for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Balance at January 1	$305,409	$286,648
Accretion expense	20,042	18,761
Balance at December 31	$325,451	$305,409

8. Joint Venture Arrangements

NJMJV Agreement

In January 2011, the Company and Crescent Silver, LLC (“Crescent”) (formerly United Mine Services, Inc.) entered into a JV agreement relating to the New Jersey Mill. To earn a 35 percent interest in the JV, Crescent provided $3.2 million in funding to expand the processing plant to 15 tonnes/hr. The Company is the operator of the JV and charges operating costs to Crescent for milling its ore up to 7,000 tonnes/month, retain a milling capacity of 3,000 tonnes/month, and as the operator of the JV, receive a fee of $2.50/tonne milled. No ore has been milled for Crescent since 2013. As of December 31, 2025 and 2024, an account receivable existed with the NJMJV from Crescent for $12,760 and $2,892, respectively.

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

9. Investment in Buckskin

In August 2021, the Company exchanged 45,940 shares of the Company’s common stock for 22% of Buckskin. The Company’s closing share price on the date of the agreement (August 18, 2021) was recorded as the cost basis for the investment. In October 2021 the Company exchanged an additional 30,358 shares of the Company’s common stock for an additional 15% of Buckskin. The Company’s closing share price on the date of the exchange (October 15, 2021) was recorded as the cost basis for the investment addition. This investment in Buckskin is being accounted for using the equity method and resulted in recognition of equity income on the investment of $3,646 and $2,667 during the years ended December 31, 2025 and 2024, respectively. The Company makes an annual payment of $12,000 to Buckskin per a lease covering 218 acres of patented mining claims. As of December 31, 2025 and 2024, the Company held 37% of Buckskin’s outstanding shares.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

10. Income Taxes

In the year ended December 31, 2025, the Company recognized a provision for income taxes in the amount of $426,100. The Company did not recognize a provision or (benefit) for income taxes for the year ended December 31, 2024, but the minimum Idaho state tax was paid.

The components of the 2025 tax provision are as follows:

Current
Federal	$222,250
Idaho state	112,150
Total current income tax provision	334,400

Deferred
Federal	76,460
Idaho state	15,240
Total deferred income tax provision	91,700

Total income tax provision	$426,100

The significant components of net deferred tax assets at December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax assets
Net operating loss carry forwards	$1,160,300	$3,661,000
Mineral properties	438,100	201,100
Asset retirement obligation	20,500	16,000
Stock based compensation	679,900	629,000
Other	52,900	26,500
Total deferred tax assets	2,351,700	4,533,600
Valuation allowance	-	(3,176,700)
	2,351,700	1,356,900
Deferred tax liabilities
Property, plant, and equipment	(2,443,400)	(1,356,900)
Asset retirement obligation	-	-
Total deferred tax liabilities	(2,443,400)	(1,356,900)

Net deferred tax assets (liabilities)	$(91,700)	$-

At December 31, 2025, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. There is no valuation allowance necessary as the Company has a net deferred tax liability at December 31, 2025.

At December 31, 2024, the Company had net deferred tax assets principally arising from the net operating loss carryforward for income tax purposes. As management of the Company could not determine that it was more likely than not that the Company would realize the benefit of the deferred tax assets, a valuation allowance equal to 100% of the net deferred tax asset existed at December 31, 2024.

At December 31, 2025, the Company had net operating loss carry forwards of approximately $5,525,295 for federal purposes, none of which will expire, but utilization is limited to 80% of taxable income in any future year. At December 31, 2025, the Company did not have any net operating loss carry forwards for state purposes.

The income tax provision (benefit) for the years ended December 31, 2025 and 2024 differ from the statutory rate of 21% as follows:

	2025		2024

Provision (benefit) at statutory rate for the period	$3,582,000	21.00%	$1,838,200	21.00%
Idaho state taxes, net of federal taxes	714,100	4.19%	401,000	4.60%
Taxable grant income	-	-	106,900	1.20%
Change in state tax rate	(31,100)	(0.18%)	-	-
Stock-based compensation	265,500	1.56%	-	-
Non-deductible items	2,600	0.02%	3,400	0.04%
Depletion	(1,311,100)	(7.69%)	(958,600)	(10.94%)
Change in estimates	380,700	2.23%	(60,900)	(0.70%)
Increase (decrease) in valuation allowance	(3,176,600)	(18.62%)	(1,330,000)	(15.20%)
Total provision (benefit)	$426,100	2.50%	$-	-

The Company is open to examination of its income tax filings in the United States and state jurisdictions for the 2023 through 2025 tax years. Tax attributes from years prior to that can be adjusted as a result of examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense. The Company has reviewed its tax positions and believes it has not taken a position that would not be sustained under examination. During the years ended December 31, 2025 and 2024, there were no material uncertain tax positions taken by the Company.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

11. Equity

The Company has authorized 200,000,000 shares of no-par common stock at December 31, 2025 and 2024. In addition, the Company has authorized 1,000,000 shares of no-par preferred stock, none of which had been issued at December 31, 2025 or 2024.

Stock Purchase Warrants Outstanding

Transactions in common stock purchase warrants for the years ended December 31, 2025 and 2024 are as follows:

	Number of Warrants	Exercise Prices
Balance December 31, 2023	289,294	$5.60-7.00
Exercised	(289,294)	$5.60-7.00
Balance December 31, 2024 and 2025	-	$-

Stock Options

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

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 17, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026. The stock-based compensation expense for these options in the current year was $1,505,244. The fair value of stock option awards granted, and the key assumptions used in the Black-Scholes valuation model to calculate the fair value of the options was as follow:

Fair value	$1,901,360
Options issued	400,000
Exercise price	$11.50
Expected term (in years)	3.0
Risk-free rate	4.34%
Volatility	64.2%

Transactions in stock options for the years ended December 31, 2025 and 2024 are as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2023	477,449	$5.47
Exercised	(376,590)	$5.53
Forfeited	(23,859)	$5.51
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(144,625)	$8.26
Expired	(3,000)	$5.25
Balance December 31, 2025	329,375	$11.50

At December 31, 2025, the outstanding stock options have an intrinsic value of approximately $9,486,000 ($387,880 in 2024) and have a weighted average remaining term of 2.04 years (0.69 in 2024). The intrinsic value of stock options exercised for cash in the year ended December 31, 2025 was $620,580 ($263,516 in 2024). Cashless options exercised in the year ended December 31, 2025 had an intrinsic value of $1,454,148 ($1,958,047 in 2024). Future stock-based compensation expense will be $138,641 for each of the first and second quarters of 2026, and $59,418 for each of the third and fourth quarters of 2026.

12. Related Party Transactions

The Company leases office locations from certain related parties on a month-to-month basis. These related parties are NP Depot, LLC, a company owned by John Swallow, the Company’s president, and Mine Systems Design, a company partially owned by Grant Brackebusch, one of the Company’s vice presidents. Payments under these month-to-month lease arrangements totaled $30,752 and $30,684 for the years ended December 31, 2025 and 2024, respectively, and are included in general and administrative expenses on the consolidated statement of operations.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

13. Sales of Products

The Company’s products consist of both gold flotation concentrates which in 2025 and 2024 were sold to a broker, H&H Metals Corp. (“H&H”), and an unrefined gold-silver product known as doré which is sold to a precious metal refinery. Revenue is recognized upon the completion of the performance obligations and transfer of control of the product to the customer, and the transaction price can be determined or reasonably estimated.

For gold flotation concentrate sales, the performance obligation is met when the transaction price can be reasonably estimated, and revenue is recognized generally at the time when risk is transferred to H&H based on contractual terms. Based on contractual terms, the Company has determined the performance obligation is met and title is transferred to H&H when the Company receives its first provisional payment on the concentrate because, at that time, 1) legal title is transferred to the customer, 2) the customer has accepted the concentrate lot and obtained the ability to realize all of the benefits from the product, 3) the concentrate content specifications are known, have been communicated to H&H, and H&H has the significant risks and rewards of ownership to it, 4) it is very unlikely a concentrate will be rejected by H&H upon physical receipt, and 5) the Company has the right to payment for the concentrate. Concentrates lots that have been sold are held at the New Jersey Mill for up to 30 days, until H&H provides shipping instructions.

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for any one concentrate lot will occur. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At December 31, 2025, metals that had been sold but not final settled included 6,103 ounces of gold of which 5,089 ounces were sold at a predetermined price with the remaining 1,014 ounces exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

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

Sales of products by metal for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Gold	$42,862,748	$26,406,937
Silver	234,523	121,882
Less: Smelter and refining charges	(691,018)	(763,446)
Total	$42,406,253	$25,765,373

Sales by significant product type for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Concentrate sales to H&H	$41,433,165	$25,492,380
Doré sales to refineries	973,088	272,993
Total	$42,406,253	$25,765,373

In 2025, flotation concentrates sold to H&H accounted for 98% (99% in 2024) of all gold sales. The remaining 2% (1% in 2024) was doré sold to a third party. At December 31, 2025 and 2024, the Company’s gold sales receivable balance related to contracts with customers of $3,912,922 and $1,578,694, respectively, consist only of amounts due from H&H. There is no allowance for doubtful accounts. The Company has determined its contracts do not include a significant financing component. For doré sales, payment is received at the time the performance obligation is satisfied. Consideration for concentrate sales is variable, and payment is received for a significant portion of the estimated value of concentrate parcels at the time the performance obligation is satisfied.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

14. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at December 31, 2025 and 2024.

December 31, 2025
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US treasury notes, current	$27,679,881	$241,470	$(48,351)	$27,873,000
US treasury notes, non-current	$27,651,843	$554,348	$(106,191)	$28,100,000
Total	$55,331,724	$795,818	$(154,542)	$55,973,000

December 31, 2024
US treasury notes, current	$7,775,193	$34,503	$(3,696)	$7,806,000
US treasury notes, non-current	$7,208,930	$86,303	$(14,233)	$7,281,000
Total	$14,984,123	$120,806	$(17,929)	$15,087,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

The maturity dates for the US treasury notes as of December 31, 2025 are as follows:

Maturity	Amortized Cost
Due within one year	$27,679,881
Due one year to five years	$27,651,843
Total	$55,331,724

15. Investments in Equity Securities and Mutual Funds

The table below provides the components of investments in equity securities and mutual funds at cost and fair value (equity securities) or NAV (mutual funds) at December 31, 2025 and 2024.

December 31, 2025
	Cost	Gross Unrealized gains	Gross Unrealized losses	Realized gains (losses)	Fair value or NAV
Equity securities	$4,026,781	$194,263	$(91,523)	$-	$4,129,521
Mutual funds	$3,950,145	$11,493	$(4,141)	$-	$3,957,497
Total	$7,976,926	$205,756	$(95,664)	$-	$8,087,018

December 31, 2024
Equity securities	$-	$-	$-	$-	$-
Mutual funds	$-	$-	$-	$-	$-
Total	$-	$-	$-	$-	$-

Fair value of investments in equity securities is determined using Level 1 inputs.

Idaho Strategic Resources, Inc.

Notes to Consolidated Financial Statements

16. Subsequent Events

Subsequent to December 31, 2025:

•	Issued 36,976 shares of common stock for net proceeds of $1,778,817.
•	Issued 17,500 shares of common stock upon the exercise of outstanding stock options for $201,250.
•	Issued 46,626 shares of common stock upon the exercise of 61,375 outstanding stock options in cashless exercises by employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, the Company’s President, who serves as Chief Executive Officer, and the Company’s Vice President, who serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of the end of the period covered by this report, to ensure that: (i) information required to be disclosed by the Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the SEC rules and forms, and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Vice President, as appropriate, to allow for accurate and timely decision regarding required disclosure.

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

The management of Idaho Strategic has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, it is believed that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There was no material change in internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Name & Address	Age	Position	Term
John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	59	Chief Executive Officer (“CEO”), President, Director & Chairman of the Board	8/29/2013 to 12/1/2014 and 5/2/2015 to present as President, 1/20/17 to present as CEO, 8/29/2013 to present as Director, 7/11/2019 to present as Chairman
Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	56	Chief Financial Officer (“CFO”), Vice President, & Director	7/18/1996 to present
Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	68	Director	1/10/17 to present
Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	58	Director	1/12/2022 to present
Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	57	Director	8/8/2023 to present
Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	58	Vice President	1/16/2018 to present
Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	60	Secretary	11/20/16 to present

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

Kevin Shiell has more than 30 years of operating and management experience in the mining and mineral processing industries. Mr. Shiell has held executive leadership positions at several public and private mining companies, including General Manager and Vice President of Mine Operations at Stillwater Mining Company, Chief Operating Officer at MGM Gold, various mine supervisory positions at Hecla Mining Company (“Hecla”), President and Director at Gold Road Mining Corporation, and VP of Operations-Idaho for Americas Gold and Silver. Currently Mr. Shiell is Mine Operations Manager at I-80 Gold Corp’s Ruby Hill Complex, and serves as an Independent Director at Idaho Strategic Resources, Inc.

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

Based on the Company’s review of the Forms 3, 4 and 5 filed with the SEC and the copies of such forms received, and written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2025, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Audit Committee

The Audit Committee is comprised of three independent directors, Richard Beaven, Kevin Shiell and Carolyn Turner, and was established in January 2022 by the Board to meet the listing requirements for the NYSE American and for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company. The Audit Committee recommends the appointment of independent public accountants to conduct audits of our financial statements, reviews with the accountants the plan and results of the auditing engagement, approves other professional services provided by the accountants and evaluates the independence of the accountants. The Audit Committee also reviews the scope and adequacy of our system of internal controls and procedures over financial reporting. Each member of the Audit Committee is independent, as independence for audit committee members is defined in the NYSE American listing standards and the applicable rules of the SEC. The Board has determined that Richard Beaven and Carolyn Turner are “audit committee financial experts” as defined by the rules of the SEC. The Audit Committee met four times during the fiscal year ended December 31, 2025.

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

In the fiscal year ended December 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction, written plan, or Rule 10b5-1 trading arrangement for the purchase or sale of the Company’s securities.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers

A summary of cash and other compensation for John Swallow, the Company’s President, CEO and Chairman of the Board, Grant Brackebusch, the Company’s CFO and Vice President, and Robert Morgan, the Company’s Vice President (together the “Named Executive Officers”), for the two most recent years is as follows:

Executive Officer Summary Compensation Table

Name & Principal Position	Year	Salary[1] ($)	Bonus ($)	Stock Awards[2] ($)	Option Awards[2] ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Swallow	2025	279,650	53,550	-	109,328	-	-	-	442,528
President, CEO, & Chairman	2024	208,500	32,000	-	-	-	-	-	240,500
Grant Brackebusch	2025	279,650	53,550	-	109,328	-	-	-	442,528
CFO & Vice President	2024	208,500	32,000	-	-	-	-	-	240,500
Robert Morgan	2025	200,400	41,750	-	61,794	-	-	-	303,944
Vice President	2024	152,100	25,000	-	-	-	-	-	177,100

(1)	Salary includes fees earned as Directors.

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

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2025, 38,000 stock options were vested and outstanding, and 38,000 stock options were unvested and outstanding to directors Grant Brackebusch, John Swallow, Kevin Shiell, Richard Beaven, and Carolyn Turner.

Outstanding Equity Awards at Fiscal Year-end Table

Name & Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
John Swallow, President, CEO, & Chairman	11,500	(1)	11,500	(2)	-	$11.50	1/17/2028	-	-	-	-
Grant Brackebusch, CFO & Vice President	11,500	(1)	11,500	(2)	-	$11.50	1/17/2028	-	-	-	-
Kevin Shiell, Director	5,000	(1)	5,000	(2)	-	$11.50	1/17/2028	-	-	-	-
Richard Beaven, Director	5,000	(1)	5,000	(2)	-	$11.50	1/17/2028	-	-	-	-
Carolyn Turner, Director	5,000	(1)	5,000	(2)	-	$11.50	1/17/2028	-	-	-	-

(1)	Options were granted on January 15, 2025 and 50% vested on 6/30/25 and 50% vested on 12/31/25
(2)	Options were granted on January 15, 2025 and 50% vest on 6/30/26 and 50% vest on 12/31/26

Director Compensation

Director Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Shiell	2025	20,500	10,250	-	47,534	-	-	-	78,284
Director	2024	17,500	-	-	-	-	-	-	17,500
Richard Beaven	2025	20,500	10,250	-	47,534	-	-	-	78,284
Director	2024	17,500	-	-	-	-	-	-	17,500
Carolyn Turner	2025	20,500	10,250	-	47,534	-	-	-	78,284
Director	2024	17,500	-	-	-	-	-	-	17,500

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

Clawback Policy

The company maintains a Policy for the Recovery of Erroneously Awarded Compensation (“Clawback Policy”) applicable to executive compensation in the event of misconduct on the part of executive officer, including any such misconduct that results in a restatement of its financial statements. The Clawback Policy is filed as Exhibit 97.1 to this Form 10-K. There has been no required recovery of erroneously awarded compensation pursuant to the Clawback Policy to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2026 regarding the shares of Company common stock beneficially owned by: (i) each person known by the Company to own beneficially more than 5% of the Company’s common stock; (ii) each Director of the Company; (iii) Named Executive Officers; and (iv) all Directors and the Named Executive Officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to the shares of the Company common stock listed as owned by that person or entity.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)
Common	BlackRock, Inc. 50 Hudson Yards New York, NY 10001	1,048,456	(a)	6.53%
Common	State Street Corporation One Congress St, Suite 1 Boston, MA 02114	890,401	(b)	5.55%
Common	The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	726,335	(c)	4.52%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)
Common	John Swallow c/o 201 N. Third Street Coeur d’Alene, ID 83814	666,090	(d)	4.15%
Common	Grant Brackebusch c/o 201 N. Third Street Coeur d’Alene, ID 83814	129,052	(e)	0.80%
Common	Kevin Shiell c/o 201 N. Third Street Coeur d’Alene, ID 83814	59,016	(f)	0.37%
Common	Richard Beaven c/o 201 N. Third Street Coeur d’Alene, ID 83814	21,183	(g)	0.13%
Common	Carolyn Turner c/o 201 N. Third Street Coeur d’Alene, ID 83814	10,980	(h)	0.07%
Common	Robert Morgan c/o 201 N. Third Street Coeur d’Alene, ID 83814	46,796	(i)	0.29%
Common	Monique Hayes c/o 201 N. Third Street Coeur d’Alene, ID 83814	15,393	(j)	0.10%
Common	All Directors and Executive Officers as a group (7 individuals)	948,510	(k)	5.91%

(1) Based upon 15,806,301 outstanding shares of common stock, vested options to purchase 50,500 shares of common stock, and unvested options to purchase 200,000 shares of common stock at March 1, 2026.

a)	From the Schedule 13G/A filed on 1/21/26 by the beneficial owner.
b)	From the Schedule 13G filed on 2/9/26 by the beneficial owner.
c)	From the Schedule 13G filed on 10/30/25 by the beneficial owner.
d)	Consists of 654,590 shares of common stock and vested options to purchase 11,500 shares of common stock.
e)	Consists of 117,552 shares of common stock and vested options to purchase 11,500 shares of common stock.
f)	Consists of 49,016 shares of common stock, vested options to purchase 5,000 shares of common stock and unvested options to purchase 5,000 shares of common stock.
g)	Consists of 11,183 shares of common stock, vested options to purchase 5,000 shares of common stock and unvested options to purchase 5,000 shares of common stock.
h)	Consists of 980 shares of common stock, vested options to purchase 5,000 shares of common stock and unvested options to purchase 5,000 shares of common stock.
i)	Consists of 33,796 shares of common stock, vested options to purchase 6,500 shares of common stock and unvested options to purchase 6,500 shares of common stock.
j)	Consists of 8,893 shares of common stock and vested options to purchase 6,500 shares of common stock.

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None, other than the short-term lease arrangements described in Note 12 to the Consolidated Financial Statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements included in the Company’s annual report on Form 10-K for the fiscal years ended December 31, 2025 and December 31, 2024 and the review for the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years, were $87,790 and $83,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under Audit Fees above.

Tax Fees

$10,000 in 2025 and $8,350 in 2024 was paid to the Company's principal accountant for tax compliance, tax advice, and tax planning services.

All Other Fees

$3,525 in other fees were incurred during 2025 and $2,550 in 2024 for other services rendered by the Company’s principal accountant.

Audit Committee Pre-Approval Policies

The Board of Directors has adopted an audit committee pre-approval policy. The audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor to assure that the provision of such services do not impair the auditor’s independence.

PART IV

ITEM 15. EXHIBITS

Financial Statements

The following Consolidated Financial Statements of the Corporation are filed as a part of this report:

1.	Report of Independent Registered Public Accounting Firm dated March 23, 2026.
2.	Consolidated Balance Sheets—December 31, 2025 and 2024.
3.	Consolidated Statements of Operations—Years ended December 31, 2025 and 2024.
4.	Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2025 and 2024.
5.	Consolidated Statements of Cash Flows—Years ended December 31, 2025 and 2024.
6.	Notes to Consolidated Financial Statements.

Exhibits

Exhibits	Description of Document
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

10.5

Sales Agreement, dated September 29, 2025, by and between the Company and Roth Capital Partners, LLC, incorporated by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on October 2, 2025.

10.6

Sales Agreement, dated October 15, 2025, by and between the Company and Roth Capital Partners, LLC, incorporated by reference to the Company’s S-3ASR as filed with the Securities and Exchange Commission on October 16, 2025.

14	Code of Ethical Conduct, filed as Exhibit 14 to the Company’s Form 10, as filed with the Securities and Exchange Commission on February 25, 2014 and incorporated herein by reference.
19*	Insider trading policy
21*	Subsidiaries of the Registrant
23.1*	Consent of Assure CPA, LLC.
23.2*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.3*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
23.4*	Consent of Qualified Person for Technical Report Summary of Golden Chest Mine.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine safety information listed in Section 1503 of the Dodd-Frank Act.
96.1*	Technical Report Summary For the Golden Chest Mine, Idaho, U.S.A.
97.1*	Policy Relating to Recovery of Erroneously Awarded Executive Compensation
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

IDAHO STRATEGIC RESOURCES, INC.

Date: March 23, 2026	By	/s/ JOHN SWALLOW
John Swallow, President, Chief Executive Officer

Date: March 23, 2026	By	/s/ GRANT A. BRACKEBUSCH
Grant A. Brackebusch, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Swallow	March 23, 2026
John Swallow	Date
President, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Grant A. Brackebusch	March 23, 2026
Grant A. Brackebusch	Date
Vice President, Chief Financial Officer,
Director (Principal Financial Officer and
Principal Accounting Officer)

/s/ Carolyn Turner	March 23, 2026
Carolyn Turner	Date
Director

/s/ Kevin Shiell	March 23, 2026
Kevin Shiell	Date
Director

/s/ Richard Beaven	March 23, 2026
Richard Beaven	Date
Director

