Form 10-Q
period 2026-03-31
Idaho Strategic Resources, Inc.
filed 2026-05-14
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 1, 2026, 15,809,859 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$20,791,904	$9,889,765
Investments in US treasury notes	27,765,146	27,679,881
Investment in equity securities	-	4,129,521
Investment in mutual funds	-	3,957,497
Gold sales receivable	3,920,174	3,912,922
Inventories	1,233,751	965,112
Joint venture receivable	3,796	12,760
Other current assets	872,289	799,261
Total current assets	54,587,060	51,346,719

Property, plant and equipment, net of accumulated depreciation	21,735,741	19,503,962
Mineral properties, net of accumulated amortization	17,500,099	15,742,370
Investments in US treasury notes, non-current	27,894,995	27,651,843
Investment in Buckskin Gold and Silver, Inc.	344,914	345,082
Investment in joint venture	435,000	435,000
Reclamation bonds	355,220	355,220
Deposits	3,116,502	858,534
Total assets	$125,969,531	$116,238,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,676,476	$1,904,589
Accrued payroll and related payroll expenses	819,775	409,212
Notes payable, current portion	879,822	1,029,336
Income taxes payable	899,175	334,446
Total current liabilities	4,275,248	3,677,583

Asset retirement obligations	330,672	325,451
Notes payable, long term	1,143,678	1,302,048
Deferred income tax liabilities	886,291	91,700
Total long-term liabilities	2,360,641	1,719,199

Total liabilities	6,635,889	5,396,782

Commitments Note 5	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; March 31, 2026-15,806,301 and December 31, 2025- 15,705,199 shares issued and outstanding	101,946,729	99,828,021
Retained earnings	14,729,713	8,341,721
Total Idaho Strategic Resources, Inc stockholders’ equity	116,676,442	108,169,742
Non-controlling interest	2,657,200	2,672,206
Total stockholders' equity	119,333,642	110,841,948

Total liabilities and stockholders’ equity	$125,969,531	$116,238,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three-Month Periods Ended March 31, 2026 and 2025
	March 31,
	2026	2025

Revenue:
Sales of products, net	$14,482,286	$7,278,536
Total revenue	14,482,286	7,278,536

Costs of Sales:
Cost of sales and other direct production costs	4,203,603	3,030,829
Depreciation and amortization	713,785	549,621
Total costs of sales	4,917,388	3,580,450

Gross profit	9,564,898	3,698,086

Other operating expenses:
Exploration	1,389,349	1,371,433
Management	189,643	264,745
Professional services	181,351	183,738
General and administrative	223,027	237,018
(Gain) loss on sale of equipment	(632)	239,898
Total other operating expenses	1,982,738	2,296,832

Operating income	7,582,160	1,401,254

Other (income) expense:
Equity (income) loss on investment in Buckskin Gold and Silver, Inc	168	(1,346)
Loss on investment in equity securities and mutual funds	304,241	-
Timber revenue net of costs	(3,209)	(3,856)
Dividend income	(55,532)	-
Interest income	(392,018)	(185,395)
Total other income	(146,350)	(190,597)

Income before income taxes	7,728,510	1,591,851
Income tax provision	1,359,320	-

Net income	6,369,190	1,591,851

Net loss attributable to non-controlling interest	(18,802)	(17,128)
Net income attributable to Idaho Strategic Resources, Inc	$6,387,992	$1,608,979

Net income per common share-basic	$0.40	$0.12

Weighted average common share outstanding-basic	15,795,072	13,666,321

Net income per common share-diluted	$0.40	$0.12

Weighted average common shares outstanding-diluted	15,976,298	13,735,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three-Month Periods Ended March 31, 2026 and 2025
	Common Stock Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit) Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Stockholders’ Equity

Balance December 31, 2024	13,665,058	$46,059,318	$(8,373,953)	$2,727,949	$40,413,314
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,927	1,927
Stock-based compensation	-	495,146	-	-	495,146
Issuance of common stock for cashless stock options exercised	3,722	-	-	-	-
Net income (loss)	-	-	1,608,979	(17,128)	1,591,851
Balance March 31, 2025	13,668,780	$46,554,464	$(6,764,974)	$2,712,748	$42,502,238

Balance December 31, 2025	15,705,199	$99,828,021	$8,341,721	$2,672,206	$110,841,948
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	3,796	3,796
Stock-based compensation	-	138,641	-	-	138,641
Issuance of common stock for cash, net of issuance costs	36,976	1,778,817	-	-	1,778,817
Issuance of common stock for stock options exercised	17,500	201,250	-	-	201,250
Issuance of common stock for cashless stock options exercised	46,626	-	-	-	-
Net income (loss)	-	-	6,387,992	(18,802)	6,369,190
Balance March 31, 2026	15,806,301	$101,946,729	$14,729,713	$2,657,200	$119,333,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three-Month Periods Ended March 31, 2026 and 2025
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$6,369,190	$1,591,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	713,785	549,621
(Gain) loss on sale of equipment	(632)	239,898
Accretion of asset retirement obligation	5,221	4,887
Loss on investment in equity securities and mutual funds	304,241	-
Equity (income) loss on investment in Buckskin Gold and Silver, Inc.	168	(1,346)
Stock-based compensation	138,641	495,146
Amortization of discount on US treasury notes	53,768	4,903
Deferred tax expense	794,591	-
Change in operating assets and liabilities:
Gold sales receivable	(7,252)	(254,691)
Inventories	(268,639)	(271,670)
Joint venture receivable	8,964	965
Other current assets	(73,028)	41,021
Accounts payable and accrued expenses	(228,113)	16,192
Accrued payroll and related payroll expenses	410,563	(2,285)
Income taxes payable	564,729	-
Net cash provided by operating activities	8,786,197	2,414,492

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,841,479)	(1,408,468)
Deposits on equipment	(2,257,968)	-
Proceeds from sale of equipment	-	40,400
Purchase of mineral property	(202,405)	-
Additions to mineral property	(1,658,777)	(455,029)
Purchase of US treasury notes	(7,303,185)	(1,873,934)
Maturity of US treasury notes	6,921,000	1,780,000
Proceeds from sale of equity securities	3,912,963	-
Proceeds from sale of mutual funds	3,869,814	-
Purchase of reclamation bond	-	(81,000)
Net cash provided (used) by investing activities	439,963	(1,998,031)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	1,778,817	-
Proceeds from issuance of common stock for stock options exercised	201,250	-
Principal payments on notes payable	(307,884)	(219,165)
Contributions from non-controlling interest	3,796	1,927
Net cash provided (used) by financing activities	1,675,979	(217,238)

Net change in cash and cash equivalents	10,902,139	199,223
Cash and cash equivalents, beginning of period	9,889,765	1,106,901
Cash and cash equivalents, end of period	$20,791,904	$1,306,124

Non-cash investing and financing activities:
Deposit on equipment applied to purchase	$-	$194,101
Notes payable for equipment purchase	$-	$2,156,967

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three-month periods ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. Management estimates that the effective tax rate expected for the full year ended December 31, 2026 will be 17.48% now that the Company has worked through its cumulative loss position and historical net operating losses (“NOLs”).

For further information refer to the financial statements and footnotes thereto in the Company’s audited consolidated financial statements for the year ended December 31, 2025, in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 23, 2026.

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At March 31, 2026 and December 31, 2025, the Company measured its gold sales receivable at fair value. At December 31, 2025, the Company measured its investments in equity securities at fair value, and its investments in mutual funds at net asset value (“NAV”).

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the condensed consolidated statements of operations. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At March 31, 2026, and December 31, 2025, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At March 31, 2026 and December 31, 2025, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	March 31, 2026			December 31, 2025
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2026 financial statement presentation. Reclassifications had no effect on stockholders’ equity as previously reported. Cash flows were reclassified due to the US treasury notes.

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

2. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at March 31, 2026 and December 31, 2025.

March 31, 2026
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current	$27,765,146	$240,651	$(29,797)	$27,976,000
US Treasury notes, non-current	$27,894,995	$486,712	$(58,707)	$28,323,000
Total	$55,660,141	$727,363	$(88,504)	$56,299,000

December 31, 2025
US Treasury notes, current	$27,679,881	$241,470	$(48,351)	$27,873,000
US Treasury notes, non-current	$27,651,843	$554,348	$(106,191)	$28,100,000
Total	$55,331,724	$795,818	$(154,542)	$55,973,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

The maturity dates for the US treasury notes as of March 31, 2026 are as follows:

Maturity	Amortized Cost
Due within one year	$27,765,146
Due one year to five years	$27,894,995
Total	$55,660,141

3. Inventories

At March 31, 2026 and December 31, 2025, the Company’s inventories consisted of the following:

	March 31, 2026	December 31, 2025
Concentrate inventory:
Finished goods	$471,310	$300,534
Total concentrate inventory	471,310	300,534

Supplies inventory:
Mine parts and supplies	590,507	549,053
Mill parts and supplies	171,934	115,525
Total supplies inventory	762,441	664,578

Total	$1,233,751	$965,112

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

The Company’s products consist of both gold flotation concentrates which are sold to a single broker (H&H Metals Corp. (“H&H”)), and an unrefined gold-silver product known as doré which is sold to various precious metals refineries. At March 31, 2026, gold concentrate that had been sold but not finally settled included 7,819 ounces of gold of which 7,102 ounces were sold at a predetermined price with the remaining 717 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three-month periods ended March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Gold	$14,535,034	$7,405,388
Silver	131,405	31,755
Less: Smelter and refining charges	(184,153)	(158,607)
Total	$14,482,286	$7,278,536

Sales by significant product type for the three-month periods ended March 31, 2026, and 2025 were as follows:

	March 31,
	2026	2025
Concentrate sales to H&H	$14,482,286	$7,278,536
Dore sales to refinery	-	-
Total	$14,482,286	$7,278,536

At March 31, 2026 and December 31, 2025, the gold sales receivable balance of $3,920,174, and $3,912,922, respectively, consisted only of amounts due from H&H for concentrates. There is no allowance for doubtful accounts.

5. Related Party Transactions

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month plus utilities is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the condensed consolidated statement of operations and for the three-month periods ended March 31, 2026 and 2025 are as follows:

March 31,
2026	2025
$10,763	$7,688

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the condensed consolidated financial statements along with presentation of the non-controlling interest. At March 31, 2026 and December 31, 2025, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $3,796 and $12,760, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the condensed consolidated balance sheet as Joint venture receivable.

Butte Highlands JV, LLC

On January 29, 2016, the Company purchased a 50% interest in Butte Highlands JV, LLC (“BHJV”) for a total consideration of $435,000. Highland Mining, LLC (“Highland”) is the other 50% owner and manager of the JV. Under the agreement, Highland will fund all future project exploration and mine development costs. The agreement stipulates that Highland is manager of BHJV and will manage BHJV until such time as all mine development costs, less $2 million, are distributed to Highland out of the proceeds from future mine production. The Company has determined that because it does not currently have significant influence over the JV’s activities, it accounts for its investment on a cost basis.

7. Earnings per Share

The following table presents the calculation of basic and diluted net income per common share for the three-month periods ended March 31, 2026 and 2025.

	March 31,
	2026	2025
Net income	$6,369,190	$1,591,851
Weighted average shares-basic	15,795,072	13,666,321
Potentially dilutive common shares from stock options- included	181,226	69,449
Weighted average shares-diluted	15,976,298	13,735,770
Net income per share-basic	$0.40	$0.12
Net income per share-diluted	$0.40	$0.12
Potentially dilutive common shares from stock options- excluded	69,274	401,551

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Mine Equipment	$13,705,308	$12,536,011
Accumulated Depreciation	(5,032,100)	(4,679,153)
Total Mine Equipment	8,673,208	7,856,858

Mill Equipment	11,841,261	10,415,564
Accumulated Depreciation	(3,487,683)	(3,277,234)
Total Mill Equipment	8,353,578	7,138,330

Buildings	4,167,109	3,934,123
Accumulated Depreciation	(436,857)	(404,052)
Total Buildings	3,730,252	3,530,071

Land	978,703	978,703

Total	$21,735,741	$19,503,962

For the three-month periods ended March 31, 2026 and 2025, depreciation expense for property, plant, and equipment was as follows:

March 31,
2026	2025
$610,332	$515,283

9. Mineral Properties

Mineral properties at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Golden Chest
Mineral Property	$5,750,924	$5,683,026
Infrastructure	11,185,546	9,594,667
Total Golden Chest	16,936,470	15,277,693

New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Silver Prospect	202,405	-
Accumulated Amortization	(614,746)	(511,293)

Total	$17,500,099	$15,742,370

In the three-month period ended March 31, 2026, the Company purchased the Silver Prospect for $202,405.

For the three-month periods ended March 31, 2026 and 2025, amortization expense for mineral properties was as follows.

March 31,
2026	2025
$103,453	$34,338

For the three-month periods ended March 31, 2026 and 2025, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows.

March 31,
2026	2025
$41,565	$43,387

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable

At March 31, 2026 and December 31, 2025, notes payable are as follows:

	March 31, 2026	December 31, 2025
Mine Equipment Weighted average interest rate of 7.28%, and weighted average remaining term of 2.4 years as of March 31, 2026	$1,313,304	$1,581,098
Mill Equipment Weighted average interest rate of 8.06%, and weighted average remaining term of 3.2 years as of March 31, 2026	499,444	535,766
Buildings/Land Weighted average interest rate of 7.00%, and weighted average remaining term of 1.2 years as of March 31, 2026	210,752	214,520
Total notes payable	2,023,500	2,331,384
Due within one year	879,822	1,029,336
Due after one year	$1,143,678	$1,302,048

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at March 31, 2026 are as follows:

For the twelve-months ended:
March 31, 2027	$879,822
March 31, 2028	681,988
March 31, 2029	221,433
March 31, 2030	168,745
March 31, 2031	71,512
Total	$2,023,500

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in a change in equity from the loss of $168 and income of $1,346 for the respective three-month periods ended March 31, 2026 and 2025. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of March 31, 2026 and December 31, 2025, the Company held 37% of Buckskin’s outstanding shares.

12. Stockholders’ Equity

Stock Issuance Activity

In the first three months of 2026, the Company issued common stock as follows:

•	Sold 36,976 shares of common stock at an average price of approximately $48.11 per share for net proceeds of $1,778,817.
•	Issued 17,500 shares of common stock for exercise of outstanding stock options for proceeds of $201,250.
•	Issued 46,626 shares of common stock for exercise of outstanding stock options via cashless exercises by employees.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

13. Stock Options

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026. Stock-based compensation expense recognized for the three-month periods ended March 31, 2026 and 2025 was $138,641 and $495,146, respectively. Future expense for this stock option grant will be $138,641 for the second quarter of 2026, and $59,418 for each of the third and fourth quarters of 2026. Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(144,625)	$8.26
Expired	(3,000)	$5.25
Balance December 31, 2025	329,375	$11.50
Exercised	(78,875)	$11.50
Outstanding at March 31, 2026	250,500	$11.50
Vested at March 31, 2026	50,500	$11.50

In the first quarter of 2026, 61,375 options were exchanged for 46,626 shares in cashless exercises, and 17,500 options were exercised for cash. The intrinsic value of all options exercised was $2,829,788. At March 31, 2026, outstanding stock options have a weighted average remaining term of approximately 1.8 years and have an intrinsic value of $5,165,310. Vested stock options at March 31, 2026 have an intrinsic value of $1,041,310.

14. Investments in Equity Securities and Mutual Funds

During the three-months ended March 31, 2026, the Company sold its investments in equity securities and mutual funds, resulting in a realized loss for the period of $194,149. There was also an unrealized gain of $110,092 from the prior period that was adjusted to $0 upon the sale of the investments. Subsequent to March 31, 2026, the Company reinvested these funds into US treasury notes.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Income Taxes

For the quarter ended March 31, 2026, the Company recognized a provision for income taxes in the amount of $1,359,320. The Company did not recognize a provision or (benefit) for income taxes for the quarter ended March 31, 2025.

The components of the tax provision for the three-months ended March 31, 2026 and 2025 are as follows:

Current
	March 31, 2026	March 31, 2025
Federal	$214,246	$-
Idaho state	350,483	-
Total current income tax provision	564,729	-

Deferred
Federal	789,250	-
Idaho state	5,341	-
Total deferred income tax provision	794,591	-

Total income tax provision	$1,359,320	$-

The income tax provision for the three-months ended March 31, 2026 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of the percentage depletion calculation and usage of net operating loss carryforwards.

For the three-months ended March 31, 2026, the annual effective tax rate method was used to calculate the tax provision. The effective tax rate for the three-months ended March 31, 2026 was 17.48% compared to 0% in 2025. Tax effects of significant, unusual or infrequent items are recognized as discrete items in the periods they occur. None were recognized in the first quarter of 2026.

There were no federal or state income taxes paid in the first quarter of 2026.

16. Subsequent Events

Subsequent to March 31, 2026:

•	Issued 3,000 shares of common stock upon the exercise of outstanding stock options for $34,500.
•	Issued 3,585 shares of common stock upon the exercise of 5,000 outstanding stock options in cashless exercises.
•	Invested approximately $8 million of cash into US treasury notes.

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

These risks, uncertainties and other factors include, but are not limited to, those set forth under Part I, Item 1A.–Risk Factors in the Company’s 2025 Form 10-K and in Part II, Item 1.A.-Risk Factors in this Form 10-Q.. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to Idaho Strategic or to persons acting on the Company’s behalf are expressly qualified in their entirety by these cautionary statements. Except as required by federal securities laws, the Company does not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company’s concentrate sales sometimes involve variable consideration, as they can be subject to changes in metals prices between the time of shipment and their final settlement. However, the Company can reasonably estimate the transaction price for the concentrate sales at the time of shipment using forward prices for the estimated month of settlement, and previously recorded sales and accounts receivable are adjusted to estimated settlement metals prices until final settlement for financial reporting purposes. The embedded derivative contained in the Company’s concentrate sales is adjusted to fair value through earnings each period prior to final settlement. It is unlikely a significant reversal of revenue for the concentrate receivable will occur upon final settlement of the lots. As such, the Company uses the expected value method to price the concentrate until the final settlement date occurs, at which time the final transaction price is known. At March 31, 2026, metals that had been sold but not finally settled included 7,819 ounces of which 7,102 ounces were sold at a predetermined price with the remaining 717 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable.

The asset retirement obligation and asset on the Company’s balance sheet is based on an estimate of the future cost to recover and remediate its properties as required by permits upon cessation of operations and may differ when operations are actually ceased. At March 31, 2026 the Company reviewed its December 31, 2025 estimate that the cost of the machine and man hours probable to be needed to put its properties in the condition required by permits once operations are ceased. The March 31, 2026 estimated costs would be $104,000 for the Golden Chest Mine property and $224,000 for the New Jersey Mine and Mill. For purposes of the estimate, the Company evaluated the expected life in years and costs that, initially, are comparable to rates that it would incur at the present. An expected present value technique is used to estimate the fair value of the liability. This includes inflating the estimated costs in today’s dollars using a reasonable inflation rate up to the date of expected retirement and discounting the inflated costs using a credit-adjusted risk-free rate. Upon initial recognition of the liability, the carrying amount of the related long-lived asset is increased by the same amount. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is amortized over the life of the related asset. The Company is adding to the liability each year, and amortizing the asset over the estimated life, which decreases net income in total each year. Changes resulting from revisions to the timing or amount of the original estimate of undiscounted cash flows are recognized as either an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. Upward revisions of the amount of undiscounted estimated cash flows are discounted using the current credit-adjusted risk-free rate. Downward revisions in the amount of undiscounted estimated cash flows are discounted using the credit-adjusted risk-free rate that existed when the original liability was recognized. The Company reviews, on an annual basis, unless otherwise deemed necessary, the asset retirement obligations. Separately, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and able to be reasonably estimated.

Amortization of development costs is calculated using the units-of-production method over the expected life as per the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 360-10-35-4. This includes the cost to define proven and probable reserves and measured and indicated resources accessible via the Main Access Ramp (“MAR”). Measured resources are 90-100% interpolated, and indicated resources 75-80% interpolated, using a 2 grams per tonne gold cut-off grade at the diluted minimum mining width. Conservative estimation parameters (three samples within 25 meters for measured, two within 50 meters for indicated) and economic factors ensure viability. Inferred resources are excluded to reduce uncertainty, and therefore, the volumes are risk-adjusted. Assumptions are regularly evaluated, with material deviations disclosed to ensure a systematic and rational cost allocation. More information on the Company’s reserves and resources can be found in the Technical Report Summary For the Golden Chest Mine which was included as Exhibit 96.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 23, 2026.

Highlights during the first quarter of 2026 include:

REE Exploration
•

Exploration plans for the 2026 field season were finalized during the quarter. The bulk of the Company’s REE exploration efforts are planned for high-grade prospects at both its Mineral Hill and Lemhi Pass projects. To support these programs, IDR has retained the help of a seasoned REE exploration geologist following his successful initial consulting stint with the Company in 2025.

Golden Chest/Operations
•	At the Golden Chest, ore mined from underground stopes totaled approximately 11,290 tonnes with all of the tonnage coming from H-Vein stopes.
•

During the quarter, a total of 193 meters of development was completed in the MAR and associated workings including an escapeway/ventilation raise. A quarterly record of 4,008 cubic meters of cemented rockfill (“CRF”) backfill was placed during the quarter.

•

For the quarter ended March 31, 2026, a total of 11,290 dry metric tonnes (“dmt”) were processed at the Company’s New Jersey Mill with a flotation feed head grade of 9.68 gpt gold and gold recovery of 92.1%.

•

Some long lead items for the new mill at the Golden Chest were delivered such as a jaw crusher and a cone crusher. Additional underground mining equipment including two 4-yard LHDs were delivered to the mine during the first quarter.

•

An exploration program consisting of surface and underground core drilling was continued during the first quarter at the Golden Chest. A total of 8,700 meters of drilling was completed at the Golden Chest targeting the Paymaster, the Red Star, Katie-Dora, and the H-vein.

Results of Operations Idaho Strategic’s financial performance during the quarter is summarized below:
•

Revenue increased 99% to $14,482,286 from $7,278,536 for the three-month periods ended March 31, 2026 and 2025 respectively. The increase in revenue was 97% due to the increased average gold price realized on ounces sold which was $4,702.04 in the first quarter of 2026 and $2,848.74 in the first quarter of 2025. The remaining 3% of the increased revenue was from producing 334 more ounces of gold.

•	Gross profit as a percentage of sales increased from 50.8% in the first quarter of 2025 to 66.1% in the first quarter of 2026.
•

Exploration expense was almost unchanged in the first quarter of 2026 when compared to 2025. In the current quarter, the Company capitalized $960,713 of core drilling costs at the Golden Chest, compared to $0 in the first quarter of 2025.

•

Operating income for the three-month period ended March 31, 2026 was $7,582,160 which is an increase of 441.1% from operating income of $1,401,254 in the first quarter of 2025. The increase is due to the increase in realized gold prices on ounces sold, while keeping cost increases as low as possible.

•

Other income decreased $44,247 from income of $190,597 in the first quarter of 2025, to income of $146,350 in the same period in 2026. The decrease was from one-time losses sustained when liquidating the Company’s equity and mutual fund investments, which was slightly offset by increased interest income from US treasuries.

•

Net income for the three-month period ended March 31, 2026 was $6,369,190 compared to $1,591,851 in 2025. The increase in net income is largely due to the increased realized gold price on ounces sold while also producing 334 more ounces of gold. The Company recognized a $1,359,320 tax provision in the current quarter compared to $0 in the first quarter of 2025.

•

The consolidated net income for the three-month periods ended March 31, 2026 and 2025 included non-cash charges as follows: depreciation and amortization of $713,385 ($549,621 in 2025), gain on sale of equipment of $632 (loss of $239,898 in 2025), accretion of asset retirement obligation of $5,221 ($4,887 in 2025), loss on investment in equity securities of $304,241 ($0 in 2025), loss on investment in Buckskin of $168 (gain of $1,346 in 2025), stock-based compensation expense of $138,641 ($495,146 in 2025), accretion of discount on US treasury notes of $53,768 ($4,903 in 2025), and deferred tax liability of $794,591 ($0 in 2025).

Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Measures

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and All-In Sustaining Costs (“AISC”) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and AISC per ounce produced for the Company’s gold production for the three-month periods ended March 31, 2026, and 2025. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 94% of ounces produced after smelting and refining charges are deducted.

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

	March 31,
	2026	2025
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$4,917,388	$3,580,450
Less depreciation, depletion, amortization and stock-based compensation	(799,222)	(854,755)
Change in inventory	(268,639)	(271,670)
Cash Cost	$3,849,527	$2,454,025

Exploration	1,389,349	1,371,433
Less non-gold exploration and stock-based compensation	(286,315)	(164,680)
Sustaining capital	2,067,486	624,244
General and administrative	223,027	237,018
Less stock-based compensation and other non-cash items	(1,201,722)	(406,789)
AISC	$6,041,352	$4,115,251

Divided by ounces produced	3,234	2,900
Cash cost per ounce	$1,190.33	$846.22
AISC per ounce	$1,868.07	$1,419.05

Cash cost per ounce for the three-month period ended March 31, 2026 increased $344.11 per ounce as input costs increased slightly.

All in sustaining cost per ounce increased $449.02 during the three-month period ended March 31, 2026 compared to the same period in 2025 due to an increase in sustaining capital related to core drilling at the Golden Chest Mine. Adjusted AISC per ounce without exploration expenses were $1,527.00 and $1,002.93 for the three-month periods ended March 31, 2026 and 2025, respectively, and is calculated as follows:

	March 31,
	2026	2025
AISC	$6,041,352	$4,115,251
Less gold exploration costs	(1,103,034)	(1,206,753)
Adjusted AISC	4,938,318	2,908,498

Divided by ounces produced	3,234	2,900
Adjusted AISC per ounce	$1,527.00	$1,002.93

Financial Liquidity and Capital Resources

	For the Three-Months Ended March 31,
Net cash provided (used) by:	2026	2025
Operating activities	$8,786,197	$2,414,492
Investing activities	439,963	(1,998,031)
Financing activities	1,675,979	(217,238)
Net change in cash and cash equivalents	10,902,139	199,223
Cash and cash equivalents, beginning of period	9,889,765	1,106,901
Cash and cash equivalents, end of period	$20,791,904	$1,306,124

The Company is currently producing profitably from underground at the Golden Chest Mine. Cash flows provided by operations have been sufficient to fund capital projects necessary to sustain production capacity, as well as invest in future growth initiatives. In the past, when cash flows from operations were not sufficient, the Company was successful in raising required capital from the sale of common stock. With working capital of $50,311,812 at March 31, 2026, sufficient cash flows provided by operations, profitability, and potential equity sales and debt borrowings, management believes contractual obligations and capital requirements will be able to be met for the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At March 31, 2026, the Company’s President, who serves as Chief Executive Officer, and the Company’s Vice President, who serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of March 31, 2026, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended March 31, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

There were no unregistered securities issued in the first quarter of 2026.

In the first quarter of 2025, 3,722 unregistered shares of common stock were issued for outstanding stock options via cashless exercise.

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
Date May 14, 2026

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: May 14, 2026

