Form 10-Q
period 2026-06-30
Idaho Strategic Resources, Inc.
filed 2026-08-13
CIK 1030192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 1, 2026, 15,826,170 shares of the registrant’s common stock were outstanding.

IDAHO STRATEGIC RESOURCES, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD

ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Idaho Strategic Resources, Inc. Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,234,662	$9,889,765
Investments in US treasury notes	31,770,865	27,679,881
Investment in equity securities	-	4,129,521
Investment in mutual funds	-	3,957,497
Gold sales receivable	2,961,809	3,912,922
Inventories	1,892,670	965,112
Joint venture receivable	11,478	12,760
Other current assets	641,231	799,261
Total current assets	45,512,715	51,346,719

Property, plant and equipment, net of accumulated depreciation	25,214,243	19,503,962
Mineral properties, net of accumulated amortization	20,531,093	15,742,370
Investments in US treasury notes, non-current	32,391,185	27,651,843
Investment in Buckskin Gold and Silver, Inc.	346,159	345,082
Investment in joint venture	435,000	435,000
Reclamation bonds	456,720	355,220
Deposits	5,130,238	858,534
Total assets	$130,017,353	$116,238,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,321,147	$1,904,589
Accrued payroll and related payroll expenses	539,221	409,212
Notes payable, current portion	831,381	1,029,336
Income taxes payable	48,416	334,446
Total current liabilities	3,740,165	3,677,583

Asset retirement obligations	335,981	325,451
Notes payable, long term	1,293,446	1,302,048
Deferred income tax liabilities	1,486,877	91,700
Total long-term liabilities	3,116,304	1,719,199

Total liabilities	6,856,469	5,396,782

Commitments Note 5	-	-

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, no par value, 200,000,000 shares authorized; June 30, 2026-15,819,065 and December 31, 2025- 15,705,199 shares issued and outstanding	102,137,120	99,828,021
Retained earnings	18,381,309	8,341,721
Total Idaho Strategic Resources, Inc stockholders’ equity	120,518,429	108,169,742
Non-controlling interest	2,642,455	2,672,206
Total stockholders' equity	123,160,884	110,841,948

Total liabilities and stockholders’ equity	$130,017,353	$116,238,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six-Month Periods Ended June 30, 2026 and 2025

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months

Revenue:
Sales of products, net	$10,732,335	$25,214,621	$9,476,739	$16,755,275
Total revenue	10,732,335	25,214,621	9,476,739	16,755,275

Costs of Sales:
Cost of sales and other direct production costs	3,854,967	8,058,570	3,459,215	6,490,044
Depreciation and amortization	845,640	1,559,425	541,738	1,091,359
Total costs of sales	4,700,607	9,617,995	4,000,953	7,581,403

Gross profit	6,031,728	15,596,626	5,475,786	9,173,872

Other operating expenses:
Exploration	1,730,879	3,120,228	2,244,761	3,616,194
Management	243,785	433,428	268,214	532,959
Professional services	98,520	279,871	153,260	336,998
General and administrative	295,640	518,667	223,735	460,753
(Gain) loss on sale of equipment	-	(632)	68,942	308,840
Total other operating expenses	2,368,824	4,351,562	2,958,912	5,255,744

Operating income	3,662,904	11,245,064	2,516,874	3,918,128

Other (income) expense:
Equity (income) loss on investment in Buckskin Gold and Silver, Inc	(1,245)	(1,077)	159	(1,187)
Loss on investment in equity securities and mutual funds	-	304,241	-	-
Timber revenue net of costs	-	(3,209)	(2,848)	(6,704)
Dividend income	(13,233)	(68,765)	-	-
Interest income	(677,372)	(1,069,390)	(220,409)	(405,804)
Total other income	(691,850)	(838,200)	(223,098)	(413,695)

Income before income taxes	4,354,754	12,083,264	2,739,972	4,331,823
Income tax provision	726,914	2,086,234	-	-

Net income	3,627,840	9,997,030	2,739,972	4,331,823

Net loss attributable to non-controlling interest	(23,756)	(42,558)	(27,486)	(44,614)
Net income attributable to Idaho Strategic Resources, Inc	$3,651,596	$10,039,588	$2,767,458	$4,376,437

Net income per common share-basic	$0.23	$0.64	$0.20	$0.32

Weighted average common share outstanding-basic	15,813,075	15,804,123	14,007,582	13,837,894

Net income per common share-diluted	$0.23	$0.63	$0.20	$0.31

Weighted average common shares outstanding-diluted	15,983,254	15,979,299	14,134,531	13,939,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited) For the Three and Six-Month Periods Ended June 30, 2026 and 2025

	Common Stock Shares	Common Stock Amount	Retained Earnings (Accumulated Deficit) Attributable to Idaho Strategic Resources, Inc.	Non-Controlling Interest	Total Stockholders’ Equity

Balance January 1, 2025	13,665,058	$46,059,318	$(8,373,953)	$2,727,949	$40,413,314
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	1,927	1,927
Stock-based compensation	-	495,146	-	-	495,146
Issuance of common stock for cashless stock options exercised	3,722	-	-	-	-
Net income (loss)	-	-	1,608,979	(17,128)	1,591,851
Balance March 31, 2025	13,668,780	46,554,464	(6,764,974)	2,712,748	42,502,238

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	13,876	13,876
Stock-based compensation	-	495,146	-	-	495,146
Issuance of common stock for cash, net of offering costs	380,000	6,246,713	-	-	6,246,713
Issuance of common stock for cashless stock options exercise	9,559	-	-	-	-
Net income (loss)	-	-	2,767,458	(27,486)	2,739,972
Balance June 30, 2025	14,058,339	$53,296,323	$(3,997,516)	$2,699,138	$51,997,945

Balance January 1, 2026	15,705,199	99,828,021	8,341,721	2,672,206	110,841,948
Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	3,796	3,796
Stock-based compensation	-	138,641	-	-	138,641
Issuance of common stock for cash, net of issuance costs	36,976	1,778,817	-	-	1,778,817
Issuance of common stock for stock options exercised	17,500	201,250	-	-	201,250
Issuance of common stock for cashless stock options exercised	46,626	-	-	-	-
Net income (loss)	-	-	6,387,992	(18,802)	6,369,190
Balance March 31, 2026	15,806,301	101,946,729	14,729,713	2,657,200	119,333,642

Contribution from non-controlling interest in New Jersey Mill Joint Venture	-	-	-	9,011	9,011
Stock-based compensation	-	138,641	-	-	138,641
Issuance of common stock for stock options exercised	4,500	51,750	-	-	51,750
Issuance of common stock for cashless stock options exercised	8,264	-	-	-	-
Net income (loss)	-	-	3,651,596	(23,756)	3,627,840
Balance June 30, 2026	15,819,065	$102,137,120	$18,381,309	$2,642,455	$123,160,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Idaho Strategic Resources, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six-Month Periods Ended June 30, 2026 and 2025

	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,997,030	$4,331,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,559,425	1,091,359
(Gain) loss on sale of equipment	(632)	308,840
Accretion of asset retirement obligation	10,530	9,855
Loss on investment in equity securities and mutual funds	304,241	-
Equity (income) loss on investment in Buckskin Gold and Silver, Inc.	(1,077)	(1,187)
Stock-based compensation	277,282	990,292
Amortization of (premium) discount on US treasury notes	(253,852)	14,068
Deferred tax provision	1,395,177	-
Change in operating assets and liabilities:
Gold sales receivable	951,113	(1,062,744)
Inventories	(927,558)	(221,069)
Joint venture receivable	1,282	1,784
Other current assets	158,030	12,332
Accounts payable and accrued expenses	416,558	529,780
Accrued payroll and related payroll expenses	130,009	6,435
Income taxes payable	(286,030)	-
Net cash provided by operating activities	13,731,528	6,011,568

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,799,650)	(2,481,547)
Deposits on equipment	(4,702,572)	(62,600)
Proceeds from sale of equipment	-	90,400
Purchase of mineral property	(1,404,315)	-
Additions to mineral property	(3,613,831)	(1,112,712)
Purchase of US treasury notes	(23,459,474)	(10,524,963)
Maturity of US treasury notes	14,883,000	3,801,000
Proceeds from sale of equity securities	3,912,963	-
Proceeds from sale of mutual funds	3,869,814	-
Purchase of reclamation bond	(101,500)	(81,000)
Net cash used by investing activities	(16,415,565)	(10,371,422)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance cost	1,778,817	6,246,713
Proceeds from issuance of common stock for stock options exercised	253,000	-
Principal payments on notes payable	(1,015,690)	(565,087)
Contributions from non-controlling interest	12,807	15,803
Net cash provided by financing activities	1,028,934	5,697,429

Net change in cash and cash equivalents	(1,655,103)	1,337,575
Cash and cash equivalents, beginning of period	9,889,765	1,106,901
Cash and cash equivalents, end of period	$8,234,662	$2,444,476

Non-cash investing and financing activities:
Deposit on equipment applied to purchase	$430,868	$194,101
Notes payable for equipment purchase	$809,133	$2,156,967
Principal payments on notes payable paid by 3rd party	$-	$44,951

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company's consolidated financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. Management estimates that the effective tax rate expected for the full year ended December 31, 2026 will be 17.48% now that the Company has worked through its cumulative loss position and historical net operating losses (“NOLs”).

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

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period that are included in earnings are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. At June 30, 2026 and December 31, 2025, the Company measured its gold sales receivable at fair value. At December 31, 2025, the Company measured its investments in equity securities at fair value, and its investments in mutual funds at net asset value (“NAV”).

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

Equity Method Investments-Investments in companies and joint ventures in which the Company has the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting. In determining whether significant influence exists, the Company considers its participation in policy-making decisions and representation on governing bodies. Under the equity method of accounting, the Company’s share of the net earnings or losses of the investee are included in net income (loss) in the condensed consolidated statements of operations. The Company evaluates equity method investments whenever events or changes in circumstance indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period. At June 30, 2026, and December 31, 2025, the Company's 37% common stock holding of Buckskin Gold and Silver, Inc. (“Buckskin”) is accounted for using the equity method (Note 11).

At June 30, 2026 and December 31, 2025, the Company’s percentage ownership and method of accounting for each JV and equity method investment is as follows:

	June 30, 2026			December 31, 2025
JV/Equity	% Ownership	Significant Influence?	Accounting Method	% Ownership	Significant Influence?	Accounting Method
NJMJV	65%	Yes	Consolidated	65%	Yes	Consolidated
Butte Highlands JV, LLC	50%	No	Cost	50%	No	Cost
Buckskin	37%	Yes	Equity	37%	Yes	Equity

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations, stockholders' equity, or the net change in cash. Within the statement of cash flows for the six months ended June 30, 2025, $59,019 was reclassified from investing activities to operating activities to reflect a change in presentation of activity in investments in US treasury notes.

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

2. Investments in US Treasury Notes

The table below provides the components of investments in US treasury notes held to maturity at amortized cost and fair value at June 30, 2026 and December 31, 2025.

June 30, 2026
	Amortized Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
US Treasury notes, current	$31,770,865	$4,929	$(55,695)	$31,720,099
US Treasury notes, non-current	$32,391,185	$-	$(203,086)	$32,188,099
Total	$64,162,050	$4,929	$(258,781)	$63,908,198

December 31, 2025
US Treasury notes, current	$27,679,881	$241,470	$(48,351)	$27,873,000
US Treasury notes, non-current	$27,651,843	$554,348	$(106,191)	$28,100,000
Total	$55,331,724	$795,818	$(154,542)	$55,973,000

Fair value of investments in US treasury notes is determined using Level 1 inputs.

The maturity dates for the US treasury notes as of June 30, 2026 are as follows:

Maturity	Amortized Cost
Due within one year	$31,770,865
Due one year to five years	$32,391,185
Total	$64,162,050

3. Inventories

At June 30, 2026 and December 31, 2025, the Company’s inventories consisted of the following:

	June 30, 2026	December 31, 2025
Gold inventory:
In process	$655,270	$-
Finished goods	329,865	300,534
Total gold inventory	985,135	300,534

Supplies inventory:
Mine parts and supplies	776,598	549,053
Mill parts and supplies	130,937	115,525
Total supplies inventory	907,535	664,578

Total	$1,892,670	$965,112

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Sales of Products

The Company’s products consist of both gold flotation concentrates which are sold to a single broker (H&H Metals Corp. (“H&H”)), and an unrefined gold-silver product known as doré which is sold to various precious metals refineries. At June 30, 2026, gold concentrate that had been sold but not finally settled included 7,404 ounces of gold of which 6,384 ounces were sold at a predetermined price with the remaining 1,020 exposed to future price changes until prices are locked in based on the month of settlement. The Company has received provisional payments on the sale of these ounces with the remaining amount due reflected in gold sales receivable. Sales of products by metal type for the three and six-month periods ended June 30, 2026 and 2025 were as follows:

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Gold	$10,820,858	$25,355,622	$9,588,879	$16,994,267
Silver	71,747	203,153	44,454	76,209
Less: Smelter and refining charges	(160,270)	(344,154)	(156,594)	(315,201)
Total	$10,732,335	$25,214,621	$9,476,739	$16,755,275

Sales by significant product type for the three and six-month periods ended June 30, 2026, and 2025 were as follows:

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Concentrate sales to H&H Metal	$10,732,335	$25,214,621	$9,476,739	$16,755,275
Dore sales to refinery	-	-	-	-
Total	$10,732,335	$25,214,621	$9,476,739	$16,755,275

At June 30, 2026 and December 31, 2025, the gold sales receivable balance of $2,961,809, and $3,912,922, respectively, consisted only of amounts due from H&H for concentrates.

5. Related Party Transactions

The Company leases office space from certain related parties on a month-to-month basis. $2,000 per month plus utilities is paid to NP Depot LLC, a company owned by the Company’s president, John Swallow and approximately $1,700 is paid quarterly to Mine Systems Design, Inc. which is partially owned by the Company’s vice president, Grant Brackebusch. Payments under these short-term lease arrangements are included in general and administrative expenses on the condensed consolidated statement of operations and for the three and six-month periods ended June 30, 2026 and 2025 are as follows:

June 30, 2026		June 30, 2025
Three Months	Six Months	Three Months	Six Months
$10,624	$21,387	$7,688	$15,376

6. JV Arrangements

NJMJV Agreement

The Company owns 65% of the NJMJV and has significant influence in its operations. Thus, the JV is included in the condensed consolidated financial statements along with presentation of the non-controlling interest. At June 30, 2026 and December 31, 2025, an account receivable existed with Crescent Silver, LLC (“Crescent”), the other JV participant, for $11,478 and $12,760, respectively, for shared operating costs as defined in the JV agreement. This account receivable is included in the condensed consolidated balance sheet as Joint venture receivable.

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

7. Earnings per Share

The following table presents the calculation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2026 and 2025.

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Net income attributable to IDR	$3,651,596	$10,039,588	$2,767,458	$4,376,437
Weighted average shares-basic	15,813,075	15,804,123	14,007,582	13,837,894
Effect of potentially dilutive common shares from stock options	170,179	175,176	126,949	101,896
Weighted average shares-diluted	15,983,254	15,979,299	14,134,531	13,939,790
Net income per share-basic	$0.23	$0.64	$0.20	$0.32
Net income per share-diluted	$0.23	$0.63	$0.20	$0.31

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

8. Property, Plant, and Equipment

Property, plant and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Mine Equipment	$15,726,784	$12,536,011
Accumulated Depreciation	(5,493,749)	(4,679,153)
Total Mine Equipment	10,233,035	7,856,858

Mill Equipment	13,467,293	10,415,564
Accumulated Depreciation	(3,696,720)	(3,277,234)
Total Mill Equipment	9,770,573	7,138,330

Buildings	4,717,774	3,934,123
Accumulated Depreciation	(485,842)	(404,052)
Total Buildings	4,231,932	3,530,071

Land	978,703	978,703

Total	$25,214,243	$19,503,962

For the three and six-month periods ended June 30, 2026 and 2025, depreciation expense for property, plant, and equipment was as follows:

June 30, 2026		June 30, 2025
Three Months	Six Months	Three Months	Six Months
$719,670	$1,330,002	$488,183	$1,003,465

9. Mineral Properties

Mineral properties at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Golden Chest
Mineral Property	$6,991,750	$5,683,026
Infrastructure	13,101,683	9,594,667
Total Golden Chest	20,093,433	15,277,693

New Jersey	256,768	256,768
McKinley-Monarch	200,000	200,000
Potosi	150,385	150,385
Park Copper/Gold	78,000	78,000
Eastern Star	250,817	250,817
Oxford	40,000	40,000
Silver Prospect	202,405	-
Accumulated Amortization	(740,715)	(511,293)

Total	$20,531,093	$15,742,370

In the three-month period ended June 30, 2026, the Company purchased property adjacent to the Golden Chest Mine for $1,201,910. In the six-month period ended June 30, 2026, the Company purchased the Silver Prospect for $202,405.

For the three and six-month periods ended June 30, 2026 and 2025, amortization expense for mineral properties was as follows.

June 30, 2026		June 30, 2025
Three Months	Six Months	Three Months	Six Months
$125,970	$229,423	$53,555	$87,894

For the three and six-month periods ended June 30, 2026 and 2025, interest expense was capitalized in association with infrastructure at the Golden Chest Mine as follows.

June 30, 2026		June 30, 2025
Three Months	Six Months	Three Months	Six Months
$37,649	$79,214	$52,552	$95,939

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Notes Payable

At June 30, 2026 and December 31, 2025, notes payable are as follows:

	June 30, 2026	December 31, 2025
Mine Equipment
Weighted average interest rate of 6.88%, and weighted average remaining term of 3.6 years as of June 30, 2026	$1,455,509	$1,581,098
Mill Equipment
Weighted average interest rate of 8.07%, and weighted average remaining term of 2.9 years as of June 30, 2026	462,400	535,766
Buildings/Land
Weighted average interest rate of 7.00%, and weighted average remaining term of 0.9 years as of June 30, 2026	206,918	214,520
Total notes payable	2,124,827	2,331,384
Due within one year	831,381	1,029,336
Due after one year	$1,293,446	$1,302,048

All notes are collateralized by the property or equipment purchased in connection with each note. Future principal payments of notes payable at June 30, 2026 are as follows:

For the twelve-months ended:
June 30, 2027	$831,381
June 30, 2028	478,183
June 30, 2029	417,587
June 30, 2030	251,273
June 30, 2031	146,403
Total	$2,124,827

11. Investment in Buckskin

The investment in Buckskin is being accounted for using the equity method and resulted in a change in equity from the income of $1,245 and income of $1,077 for the respective three and six-month periods ended June 30, 2026 and a loss of $159 and income of $1,187 for the respective three and six-month periods ended June 30, 2025. The Company makes an annual payment of $12,000 to Buckskin per a mineral lease covering 218 acres of patented mining claims. As of June 30, 2026 and December 31, 2025, the Company held 37% of Buckskin’s outstanding shares.

12. Stockholders’ Equity

Stock Issuance Activity

In the first six months of 2026, the Company issued common stock as follows:

•	Sold 36,976 shares of common stock at an average price of approximately $48.11 per share for net proceeds of $1,778,817.
•	Issued 22,000 shares of common stock for exercise of outstanding stock options for proceeds of $253,000.
•	Issued 54,890 shares of common stock for exercise of outstanding stock options via cashless exercises by employees.

13. Stock Options

On January 15, 2025, the Company granted 400,000 stock options to employees with an exercise price of $11.50. These options expire on January 15, 2028, and vest equally on June 30, 2025, December 31, 2025, June 30, 2026 and December 31, 2026. Stock-based compensation expense recognized for the three and six-month periods ended June 30, 2026 was $138,641 and $277,282, respectively and $495,146 and $990,292 for the three and six-month periods ended June 30, 2025, respectively. Future expense for this stock option grant will be $59,418 for each of the third and fourth quarters of 2026. Activity in the Company’s stock options is as follows:

	Number of Options	Weighted Average Exercise Prices
Balance December 31, 2024	77,000	$5.17
Granted	400,000	$11.50
Exercised	(144,625)	$8.26
Expired	(3,000)	$5.25
Balance December 31, 2025	329,375	$11.50
Exercised	(95,250)	$11.50
Outstanding at June 30, 2026	234,125	$11.50
Vested at June 30, 2026	134,125	$11.50

In the three and six-month periods ended June 30, 2026, 11,875 options were exchanged for 8,264 shares, and 73,250 options were exchanged for 54,890 shares, respectively, in cashless exercises. 4,500 options and 22,000 options were exercised in exchange for cash in the three and six-month periods ended June 30, 2026, respectively. The intrinsic value of all options exercised was $465,010 and $3,294,798 for the three and six-month periods ended June 30, 2026, respectively. At June 30, 2026, outstanding stock options have a weighted average remaining term of approximately 1.5 years and have an intrinsic value of $4,975,156. Vested stock options at June 30, 2026 have an intrinsic value of $2,850,156.

Idaho Strategic Resources, Inc

Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Income Taxes

For the three and six-month periods ended June 30, 2026, the Company recognized a provision for income taxes in the amount of $726,914 and $2,086,234, respectively. The Company did not recognize a provision or (benefit) for income taxes for the three and six-month periods ended June 30, 2025.

The components of the tax provision for the three and six-month periods ended June 30, 2026 and 2025 are as follows:

Current
	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Federal	$25,921	$240,167	$-	$-
Idaho state	100,407	450,890	-	-
Total current income tax provision	126,328	691,057	-	-

Deferred
Federal	$691,298	$1,480,548	-	-
Idaho state	(90,712)	(85,371)	-	-
Total deferred income tax provision	600,586	1,395,177	-	-

Total income tax provision	$726,914	$2,086,234	$-	$-

The income tax provision for the three and six-month periods ended June 30, 2026 varies from the amounts that would have resulted from applying the statutory tax rates to pre-tax income or loss due primarily to the impact of the percentage depletion calculation and usage of net operating loss carryforwards.

For the three and six-month periods ended June 30, 2026, the annual effective tax rate method was used to calculate the tax provision. The effective tax rate for the three and six-month periods ended June 30, 2026 was 17.48% compared to 0% in 2025. Tax effects of significant, unusual or infrequent items are recognized as discrete items in the periods they occur. None were recognized in the three and six-month periods ended June 30, 2026.

Federal and state tax payments made during the three and six-month periods ended June 30, 2026 and 2025 are as follows:

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Federal	$589,138	$589,138	$-	$-
Idaho state	387,950	387,950	-	-
Total income tax payments	$977,088	$977,088	$-	$-

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Idaho Strategic is a gold producer and critical minerals exploration company focused on a diversified asset base and cash flows from operations. Its portfolio of mineral properties are located in the historic producing silver and gold districts of the Coeur d’Alene Mining region of north Idaho and the Elk City region of north-central Idaho, as well as the historic rare earth element (“REE”)-thorium belt located near the city of Salmon in central Idaho.

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

Highlights during the second quarter of 2026 include:

REE Exploration
•	The Company was included in the inaugural list of companies that make up the Sprott Rare Earths Ex-China ETF (REXC)
•	IDR initiated metallurgical work at SGS Laboratory on representative samples from two of its REE prospects.

Golden Chest/Operations
•	At the Golden Chest, ore mined from underground stopes totaled approximately 12,835 tonnes with all of the tonnage coming from H-Vein stopes.
•

During the quarter, a record 384 meters of development was completed between three projects: the Paymaster, the MAR and the Jumbo. A new portal, the No. 2, was established in early May to develop the high-grade Jumbo vein. From the No. 2 portal, an up-ramp was driven and connected to the No. 1 portal providing a secondary escapeway and allowing for production from the Jumbo vein to begin in the third quarter. Another quarterly record of 4,860 cubic meters of cemented rockfill backfill was placed during the quarter.

•

For the quarter ended June 30, 2026, a total of 11,094 dry metric tonnes were processed at the Company’s New Jersey Mill with a flotation feed head grade of 7.89 gpt gold and gold recovery of 91.4%. Milling operations were affected by a wildfire adjacent to the mill in June where access to the mill was blocked for one week. Luckily there was no damage to the mill or the Company’s equipment, though some of its timberland did burn.

•

The Company received the permit to construct a new tailings storage facility from the Idaho Department of Water Resources at the Golden Chest. Construction began in the quarter with the relocation of a low-grade stockpile and continued with building of the embankments and diversion structures.

•

Construction continued on the new mill at the Golden Chest with the installation of the fine ore bin, placement of the screen, foundations for the ball mill, and electrical work throughout the mill building. Engineering, design and procurement activities continued for the new mill also, and conveyor fabrication is also underway.

•

An exploration program consisting of surface and underground core drilling was continued during the second quarter at the Golden Chest. Approximately 10,000 meters of drilling were completed targeting the Paymaster and the H-vein.

Results of Operations
Idaho Strategic’s financial performance during the quarter is summarized below:
•

Revenue increased 13.3% for the three-month period ended June 30, 2026 when compared to the same period in the prior year. For the six-month period ended June 30, 2026, revenue increased 50.5% when compared to the same period in the prior year. The increase in revenue for both the three and six-month periods was due to the increased average gold price realized on ounces sold which was $4,277.53 for the three-month period and $4,558.78 for the six-month period ended June 30, 2026. For the three and six-month periods ended June 30, 2025 it was $3,223.38 and $3,049.19, respectively.

•

Gross profit as a percentage of sales decreased slightly from 57.8% in the three-month period ended June 30, 2025 to 56.2% in the three-month period ended June 30, 2026 due to lower grade processed. When comparing the six-month periods ended June 30, 2026 and 2025 gross profit as a percentage of sales increased from 54.8% to 61.9%.

•

Exploration expense decreased $513,882 and $495,966 when comparing the three and six-month periods ended June 30, 2026 and 2025, respectively. The Company capitalized $1,046,700 and $2,007,413 of core drilling costs at the Golden Chest in the three and six-month periods ended June 30, 2026, compared to $0 in the three and six-month periods ended June 30, 2025.

•

Operating income for the three-month period ended June 30, 2026 was $3,662,904 which is an increase of 45.5% from the same period in 2025. Operating income for the six-month period ended June 30, 2026 was $11,245,064 which is an increase of 187% over 2025. The increase is due to higher average realized gold price on ounces sold.

•

Other income increased $468,752 and $424,505 for the three and six-month periods ended June 30, 2026, respectively, when compared to the same periods in the prior year. The increase was from increased interest income and gains on US treasuries from the company’s short term investment account.

•

Net income for the three-month period ended June 30, 2026 was $3,627,840 which is a 32.4% increase compared to the same period in 2025. Net income for the six-month period ended June 30, 2026 was $9,997,030 which is a 130.8% increase compared to the same period in 2025. The increase was due to higher average realized gold price on ounces sold in both periods.

•

The consolidated net income for the six-month periods ended June 30, 2026 and 2025 included non-cash charges as follows: depreciation and amortization of $1,559,425 ($1,091,359 in 2025), gain on sale of equipment of $632 (loss of $308,840 in 2025), accretion of asset retirement obligation of $10,530 ($9,855 in 2025), loss on investment in equity securities of $304,241 ($0 in 2025), equity income on investment in Buckskin of $1,077 ($1,187 in 2025), stock-based compensation expense of $277,292 ($990,292 in 2025), amortization of premium on US treasury notes of $253,852 (discount of $14,068 in 2025), and deferred tax provision of $1,395,177 ($0 in 2025).

Non-Generally Accepted Accounting Principles (“Non-GAAP”) Financial Measures

Cash Costs and All In Sustaining Costs (“AISC”) Reconciliation to Generally Accepted Accounting Principles (“GAAP”)

Reconciliation of cost of sales and other direct production costs and depreciation, depletion, and amortization (GAAP) to cash cost per ounce and All-In Sustaining Costs (“AISC”) per ounce (non-GAAP).

The table below presents reconciliations between the most comparable GAAP measure of cost of sales and other direct production costs and depreciation, depletion, and amortization to the non-GAAP measures of cash cost per ounce produced and AISC per ounce produced for the Company’s gold production for the three and six-month periods ended June 30, 2026, and 2025. The cost per ounce calculations are based on ounces produced. Upon sale, the Company typically receives payment at an average rate of 94% of ounces produced after smelting and refining charges are deducted.

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

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
Cost of sales and other direct production costs and depreciation, depletion, and amortization	$4,700,607	$9,617,995	$4,000,953	$7,581,403
Less depreciation, depletion, amortization, and stock-based compensation	(931,077)	(1,730,299)	(846,872)	(1,701,627)
Change in inventory	(658,919)	(927,558)	50,601	(221,069)
Cash cost	$3,110,611	$6,960,138	$3,204,682	$5,658,707

Exploration	1,730,879	3,120,228	2,244,761	3,616,194
Less non-gold exploration and stock-based compensation	(392,755)	(679,070)	(363,138)	(527,818)
Sustaining capital	2,488,755	4,556,242	788,722	1,412,966
General and administrative	295,640	518,667	223,735	460,753
Less stock-based compensation and other non-cash items	(341,395)	(1,543,117)	(233,681)	(913,708)
AISC	$6,891,735	$12,933,088	$5,865,082	$9,707,094

Divided by ounces produced	3,047	6,281	3,010	5,910
Cash cost per ounce	$1,020.88	$1,108.13	$1,064.68	$957.48
AISC per ounce	$2,261.81	$2,059.08	$1,948.53	$1,642.49

Cash cost per ounce for the three and six-month periods ended June 30, 2026 decreased $43.80 and increased $150.65 per ounce, respectively, compared to the same periods in 2025.

All in sustaining cost per ounce increased during the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 due to an increase in sustaining capital related to core drilling at the Golden Chest Mine. Adjusted AISC per ounce without exploration expenses were as follows:

	June 30, 2026		June 30, 2025
	Three Months	Six Months	Three Months	Six Months
AISC	$6,891,735	$12,933,088	$5,865,082	$9,707,094
Less gold exploration costs	(1,346,963)	(2,459,235)	(1,913,189)	(3,152,257)
Adjusted AISC	5,544,772	10,473,853	3,951,894	6,554,837

Divided by ounces produced	3,047	6,281	3,010	5,910
Adjusted AISC per ounce	$1,819.75	$1,667.55	$1,312.92	$1,109.11

Financial Liquidity and Capital Resources

	For the Six-Months Ended June 30,
Net cash provided (used) by:	2026	2025
Operating activities	$13,731,528	$6,011,568
Investing activities	(16,415,565)	(10,371,422)
Financing activities	1,028,934	5,697,429
Net change in cash and cash equivalents	(1,655,103)	1,337,575
Cash and cash equivalents, beginning of period	9,889,765	1,106,901
Cash and cash equivalents, end of period	$8,234,662	$2,444,476

The Company is producing profitably from underground at the Golden Chest Mine. Cash flows provided by operations have been sufficient to fund capital projects necessary to sustain production capacity, as well as invest in future growth initiatives. In the past, when cash flows from operations were not sufficient, the Company was successful in raising required capital from the sale of common stock. With working capital of $41,772,550 at June 30, 2026, sufficient cash flows provided by operations, profitability, and potential equity sales and debt borrowings, management believes contractual obligations and capital requirements will be able to be met for the next 12 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for small reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At June 30, 2026, the Company’s President, who serves as Chief Executive Officer, and the Company’s Vice President, who serves as Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods specified by the Securities and Exchange Commission rules and forms.

Based upon that evaluation, it was concluded that the Company’s disclosure controls were effective as of June 30, 2026, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures provided reasonable assurance that required reports were timely and accurately reported in periodic reports filed with the Securities and Exchange Commission.

Changes in internal control over financial reporting

There was no material change in internal control over financial reporting in the quarter ended June 30, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Neither the constituent instruments defining the rights of the Company’s securities filers nor the rights evidenced by the Company’s outstanding common stock have been modified, limited or qualified.

There were no unregistered securities issued in the second quarter of 2026.

In the second quarter of 2025, 9,559 unregistered shares of common stock were issued for outstanding stock options via cashless exercises.

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
Date August 13, 2026

By:	/s/ Grant Brackebusch
Grant Brackebusch,
its: Vice President and Chief Financial Officer
Date: August 13, 2026

